Form 10-Q
period 1996-06-30
SUNBEAM CORP/FL/
filed 1996-08-06
CIK 3662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For the period ended June 30, 1996

                                       OR

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

           For the transition period from ___________ to ___________.


                            Commission File No. 1-52

                                     [Logo]
                               SUNBEAM CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                               25-1638266
  (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
   INCORPORATION OR ORGANIZATION)

       2100 NEW RIVER CENTER
     200 EAST LAS OLAS BOULEVARD                              33301
      FORT LAUDERDALE, FLORIDA                             (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (954) 767-2100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         On July 22, 1996, there were 82,068,351 shares of the registrant's Common Stock ($.01 par value) outstanding.

                      SUNBEAM CORPORATION AND SUBSIDIARIES

                                QUARTERLY REPORT
                                  ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----



PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Condensed Consolidated Statements of Operations (Unaudited)
                      for the three and six months ended July 2, 1995 and June 30, 1996........    2

                    Condensed Consolidated Balance Sheets
                      as of December 31, 1995 and June 30, 1996 (Unaudited)....................    3

                    Condensed Consolidated Statements of Cash Flows (Unaudited)
                      for the six months ended July 2, 1995 and June 30, 1996..................    4

                    Notes to Condensed Consolidated Financial Statements (Unaudited)...........    5

           Item 2.  Management's Discussion and Analysis of Financial Condition
                          and Results of Operations............................................    7

PART II.   OTHER INFORMATION

           Item 4.  Submission of Matters to a Vote of Security Holders........................   10

           Item 5.  Other Information..........................................................   10

           Item 6.  Exhibits and Reports on Form 8-K...........................................   11



SIGNATURES.....................................................................................   12

PART I.     FINANCIAL INFORMATION

                      SUNBEAM CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                       -----------------------          --------------------------
                                                       JULY 2,         JUNE 30,         JULY 2,           JUNE 30,
                                                        1995             1996            1995              1996
                                                       -------         --------         -------           --------

                                                             (Unaudited)                        (Unaudited)

Net sales...................................         $308,770          $345,896         $648,278          $685,809

Cost of goods sold..........................          248,701           283,185          505,199           550,698
Selling, general and administrative expense            39,560            46,752           70,749            87,222
                                                    ---------         ---------         --------          --------
Operating earnings..........................           20,509            15,959           72,330            47,889

Interest expense............................            2,753             3,410            4,934             6,446
Other (income) expense, net.................           (1,307)            1,117           (1,673)            2,453
                                                    ---------         ---------         --------          --------
Earnings before income taxes................           19,063            11,432           69,069            38,990

Income taxes:
  Current...................................            7,092             1,650           17,048             9,554
  Deferred..................................              533             2,577           10,578             4,870
                                                    ---------         ---------         --------          --------
                                                        7,625             4,227           27,626            14,424
                                                    ---------         ---------         --------          --------

Net earnings................................         $ 11,438           $ 7,205         $ 41,443          $ 24,566
                                                     ========           =======         ========          ========

Net earnings per share of common
 stock......................................        $     .14          $    .09        $     .50         $     .30
                                                     ========           =======         ========          ========

Average number of common and common
 equivalent shares outstanding..............           83,055            82,449           83,205            82,481
Dividends declared per
 share of common stock......................        $     .01          $    .01        $     .02         $     .02

            See Notes to Condensed Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                DECEMBER 31,       JUNE 30,
                                                                                    1995             1996
                                                                                -----------        --------
ASSETS                                                                                            (Unaudited)
Current assets:
 Cash and cash equivalents.............................................          $   28,273       $   35,794
 Receivables, net......................................................             216,195          228,749
 Inventories...........................................................             266,706          327,093
 Deferred income taxes.................................................              26,333           22,414
 Prepaid expenses and other current assets.............................              19,543            7,361
                                                                                 ----------       ----------
          Total current assets.........................................             557,050          621,411
Property, plant and equipment, net ....................................             331,112          344,763
Trademarks and trade names, net........................................             214,006          210,935
Other assets...........................................................              56,516           53,201
                                                                                 ----------       ----------
                                                                                 $1,158,684       $1,230,310
                                                                                 ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current portion of long-term debt...........          $   1,166      $     1,117
  Accounts payable.......................................................            94,191          104,225
  Other current liabilities............................................              93,974           82,193
                                                                                 ----------       ----------
          Total current liabilities....................................             189,331          187,535
Long-term debt.........................................................             161,133          216,404
Non-operating and other long-term liabilities..........................             130,255          122,512
Deferred income taxes..................................................              76,932           77,882

Shareholders' equity:
  Common stock (issued 87,802,667 and 87,952,418 shares)...............                 878              880
  Other shareholders' equity...........................................             683,604          708,546
  Treasury stock, at cost (5,905,600 shares)...........................             (83,449)         (83,449)
                                                                                 ----------       ----------
          Total shareholders' equity...................................             601,033          625,977
                                                                                 ----------       ----------
                                                                                 $1,158,684       $1,230,310
                                                                                 ==========       ==========

            See Notes to Condensed Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                     SIX MONTHS ENDED
                                                                                  --------------------------
                                                                                  JULY 2,           JUNE 30,
                                                                                   1995               1996
                                                                                 --------           --------
                                                                                          (Unaudited)

OPERATING ACTIVITIES:
 Net earnings..........................................................         $  41,443          $  24,566
  Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
     Depreciation and amortization.....................................            20,515             27,237
     Deferred income taxes.............................................            10,578              4,870
                                                                                 --------           --------
                                                                                   72,536             56,673
Decrease in cash from changes in working capital.......................           (54,520)           (61,262)
Other..................................................................            (7,394)            (2,636)
                                                                                 --------           --------
     Net cash provided by (used in) operating activities...............            10,622             (7,225)
                                                                                 ---------          --------

INVESTING ACTIVITIES:
 Capital expenditures, net.............................................           (75,176)           (35,176)
 Reduction in investments restricted for plant construction............            29,696                  -
 Other.................................................................                 -                253
                                                                                 --------           --------
      Net cash used in investing activities............................           (45,480)           (34,923)
                                                                                 --------           --------

FINANCING ACTIVITIES:
 Net borrowings under revolving credit facility.........................           45,000             45,000
 Issuance of long-term debt............................................                 -              6,500
 Short-term borrowings.................................................            (5,502)              (690)
 Purchase of shares for treasury.......................................           (13,091)                 -
 Proceeds from the exercise of stock options and warrants..............             7,387              1,138
 Other ................................................................            (2,014)            (2,279)
                                                                                 --------           --------
       Net cash provided by financing activities.......................            31,780             49,669
                                                                                 --------           --------
 Net increase (decrease) in cash and cash equivalents..................            (3,078)             7,521
 Cash and cash equivalents at beginning of period......................            26,330             28,273
                                                                                 --------           --------
 Cash and cash equivalents at end of period............................           $23,252           $ 35,794
                                                                                  =======           ========

           See Notes to Condensed Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   OPERATIONS AND BASIS OF PRESENTATION

     Sunbeam Corporation (the "Company") is a leading consumer products company that designs, manufactures and markets a diverse portfolio of outdoor and household brand name products. The Sunbeam(R) and Oster(R) brands have been household names for generations, both domestically and abroad, and the Company is a market share leader in many of its product categories.

     The Company markets its products through virtually every category of retailer including mass merchandisers, catalog showrooms, warehouse clubs, department stores, hardware stores, home centers, drug and grocery stores, pet supply retailers, as well as independent distributors and the military.

     In the opinion of management, the unaudited condensed consolidated financial statements furnished herein include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for the entire year. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1995 Annual Report on Form 10-K ("Form 10-K").

2.   SUPPLEMENTAL FINANCIAL STATEMENT DATA
     (IN THOUSANDS)

                                                                   DECEMBER 31,        JUNE 30,
                                                                       1995              1996
                                                                   ---------           ---------

         Inventories:
           Finished goods..................................         $155,511           $195,590
           Work in process.................................           31,161             55,696
           Raw materials and supplies......................           80,034             75,807
                                                                    --------           --------
                                                                    $266,706           $327,093
                                                                    ========           ========

         Property, plant and equipment:
           Land............................................         $  3,562           $  3,337
           Buildings and improvements......................          106,592            114,463
           Machinery and equipment.........................          338,667            372,065
                                                                    --------            -------
                                                                     448,821            489,865
           Accumulated depreciation and amortization.......         (117,709)          (145,102)
                                                                    --------           --------
                                                                    $331,112           $344,763
                                                                    ========           ========

         Trademarks and trade names:
           Gross...........................................         $245,307           $245,307
           Accumulated amortization........................          (31,301)           (34,372)
                                                                    --------           --------

                                                                    $214,006           $210,935
                                                                    ========           ========

                      SUNBEAM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.       SUPPLEMENTAL FINANCIAL STATEMENT DATA (CONTINUED)
         (IN THOUSANDS)

                                                                                  SIX MONTHS ENDED
                                                                           -----------------------------
                                                                            July 2,             June 30,
                                                                             1995                 1996
                                                                           ----------           --------
         Cash paid during the period for:
         Interest, net of $1,822 and $212 capitalized in 1995
            and 1996, respectively.....................................      $ 4,691             $6,185
                                                                             =======             ======
         Income taxes, net of refunds..................................      $18,463             $ (656)
                                                                             =======             ======

         Non-Cash Transaction:
         In connection with a warehouse expansion related to the bedding business, the Company entered into a $5 million capital lease obligation in 1996.

3.       CAPITAL STOCK

       In July 1996, the Company sold 316,786 shares of common stock for total proceeds of $4,100,000, granted 333,333 shares of unrestricted stock and granted 886,667 shares of restricted stock in connection with the employment of a new Chairman and Chief Executive Officer and certain other officers of the Company. In addition, options to purchase 3,700,000 shares of the Company's common stock, with exercise prices equal to the fair market value of the stock at the dates of grant were issued in connection with employment of such officers. Compensation expense attributable to the unrestricted stock award will be recognized in the third quarter of 1996 and compensation expense related to the restricted stock awards will be amortized to expense beginning in the third quarter of 1996 over the periods in which the restrictions lapse (which in the case of 666,667 shares is equally over two years from the date of grant and in the case of the remaining restricted shares is equally over three years from the dates of grant).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the three and six months ended July 2, 1995 and June 30, 1996 and the 1995 Form 10-K.

RESULTS OF OPERATIONS

       The table below sets forth selected operating data of the Company for the three and six months ended July 2, 1995 and June 30, 1996:

                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                   ------------------          ----------------
                                                 JULY 2,    JUNE 30,       JULY 2,     JUNE 30,
                                                  1995      1996           1995         1996
                                                 ------     ------         ------      -------

     Net sales..........................          100.0%    100.0%         100.0%      100.0%
     Cost of goods sold.................           80.5      81.9           77.9         80.3
                                                 ------     ------         ------      ------
     Gross margin.......................           19.5      18.1           22.1         19.7
     Selling, general and administrative
      expense...........................           12.8      13.5           10.9         12.7
                                                 ------     ------         ------      ------
     Operating earnings.................            6.7%     4.6%            11.2%        7.0%
                                                 ======     ======         ======      ======

NET SALES

       Net sales for the three and six months ended June 30, 1996 were $345.9 and $685.8 million, respectively, an increase of $37.1 million (12.0%) and $37.5 million (5.8%) over the comparable periods in the prior year. The Company's sales growth in 1996 is primarily attributable to sales related to the Samsonite furniture acquisition completed in November 1995 which accounted for approximately 4 percentage points of the sales increases for both the three and six months ended June 30, 1996. In addition, North American household products sales, primarily in Mexico and from new products, accounted for approximately 5 percentage points of the second quarter 1996 sales growth. Excluding the impact of the Samsonite acquisition, sales for the Company's outdoor products for the six months ended June 30, 1996 were essentially flat, reflecting a poor spring and early summer selling season for seasonal outdoor products for the second year in a row. For the second quarter of 1996, sales of outdoor products benefited from increased placements of resin furniture.

       The Company's international sales (outside of North America) decreased 9.4% during the quarter and remained flat for the six months ended June 30, 1996. Second quarter 1996 sales in Venezuela suffered as a result of strong first quarter 1996 consumer purchases of hard goods in anticipation of the currency devaluation that occurred in April 1996.

GROSS PROFIT

       Gross profit was $62.7 million and $135.1 million for the three and six months ended June 30, 1996, respectively. As a percentage of sales, the gross margin for the three and six months ended June 30, 1996 was 18.1% and 19.7%, respectively, compared to 19.5% and 22.1% in 1995, respectively. While the Company experienced a slight reduction in raw material costs in 1996, gross margin continues to suffer from underabsorption of higher manufacturing costs associated with the significant capital spending and capacity additions that have occurred since 1994 in anticipation of a higher level of sales volume than the Company is currently experiencing. The Company expects its gross margin for the remainder of 1996 to continue to be adversely impacted by costs associated with excess capacity and the failure to realize much of the previously anticipated cost savings expected from increased utilization of the Hattiesburg manufacturing and distribution center in 1996.

       The Company has initiated an intensive review of its cost structure and product lines to correct the current imbalance between production capacity, operating costs and sales. Specific actions to be taken by the Company when such review is completed later this year have not yet been determined but will likely include, among other actions, the elimination of low margin and/or unprofitable products, the closure of additional manufacturing facilities, and the consolidation of administrative office locations. Such actions will likely result in the Company recording a special charge later in 1996.

OPERATING EARNINGS

       Operating earnings for the three months ended June 30, 1996 were $16.0 million, a decrease of $4.6 million. As a percentage of sales, operating earnings decreased from 6.7% in 1995 to 4.6% in 1996. This decline was attributable to a 1.4 percentage point reduction in gross margin described above as well as a 0.7 percentage point increase in selling, general and administrative expenses ("SG&A") as a percent of sales, to 13.5%. For the six months ended June 30, 1996, operating earnings were $47.9 million, a decrease of $24.4 million. As a percentage of sales, operating earnings decreased from 11.2% in 1995 to 7.0% in 1996. This decline was attributable to a 2.4 percentage point reduction in gross margin as well as a 1.8 percentage point increase in SG&A as a percent of sales, to 12.7%.

       The SG&A increases for the three and six months ended June 30, 1996 were primarily the result of (1) SG&A costs associated with the Samsonite furniture business, (2) increased marketing, media advertising and sales promotion costs in support of new product introductions, (3) higher depreciation associated with new systems and warehousing, (4) higher costs associated with international expansion and (5) higher distribution and warehousing expenses, primarily associated with outdoor products.

       Refer to Note 3 in the "Notes to Condensed Consolidated Financial Statements" for a discussion of compensation expense associated with the issuance of common stock of the Company in July 1996 in connection with the employment of a new Chairman and Chief Executive Officer and certain other officers of the Company.

INTEREST EXPENSE

       Interest expense for both the three and six months ended June 30, 1996 increased $0.7 million and $1.5 million, respectively, as a result of increased indebtedness of the Company for working capital requirements and non-recurring capitalized interest in 1995 related to the construction of the Hattiesburg facility.

OTHER (INCOME) EXPENSE, NET

       Other (income) expense, net changed from income of $1.3 million and $1.7 million for the three and six months ended July 2, 1995, respectively, to expense of $1.1 million and $2.5 million for the three and six months ended June 30, 1996, respectively. This change was primarily attributable to higher foreign exchange losses in 1996 associated with the April 1996 Venezuelan currency devaluation and non-recurring interest income in 1995 related to investments restricted for the Hattiesburg facility construction.

INCOME TAXES

       The effective income tax rate for both the three and six months ended June 30, 1996 decreased 3.0 percentage points from the 1995 effective tax rate. The decrease reflects lower foreign taxes from the utilization of foreign tax credits and loss carryforwards and lower state income taxes.

NET EARNINGS AND NET EARNINGS PER SHARE

       For the three months ended June 30, 1996, net earnings were $7.2 million compared to $11.4 million for the comparable period of 1995. Net earnings per share for the three months ended June 30, 1996 decreased from $.14 in 1995 to $.09 in 1996.

       For the six months ended June 30, 1996, net earnings were $24.6 million compared to $41.4 million for the comparable period in 1995. Net earnings per share for the six months ended June 30, 1996 decreased from $.50 in 1995 to $.30 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

       At June 30, 1996, the Company had cash and cash equivalents of $35.8 million and total debt of $217.5 million. Cash used in operating activities for the six months ended June 30, 1996 was $7.2 million compared to cash provided by operating activities of $10.6 million for the comparable period of 1995. This decrease is primarily attributable to the reduction in earnings before non-cash charges and increased inventory levels. Inventory balances at June 30, 1996 reflect increases associated with the Samsonite furniture business, inventory growth related to bedding products in 1996 and overall increases to support anticipated sales growth in the second half of 1996. These increased inventory levels were partially financed by increased trade accounts payable at June 30, 1996. Cash flow from operating activities also benefited in 1996 from a change in the timing of income tax payments.

       Capital spending, inclusive of a $5 million warehouse expansion financed with a capital lease, totaled $40.2 million for the six months ended June 30, 1996 and was primarily attributable to new product development, cost reduction initiatives and warehouse expansions. Capital spending in 1995 reflected approximately $30 million associated with the Hattiesburg project. During the first six months of 1996, the net increase in the Company's borrowings under its revolving credit facility was $45 million, primarily to finance working capital investments.

       The Company believes that its cash flow from operations, existing cash and cash equivalent balances as well as its revolving credit facility will be sufficient to finance its requirements to support working capital needs, capital expenditures and debt service in the foreseeable future.

CAUTIONARY STATEMENTS

       Certain of the information contained herein may contain "forward looking" information, as such term is defined by the Private Securities Litigation Reform Act of 1995 and in releases made by the Securities and Exchange Commission ("SEC" ). Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including those set forth in Exhibit 99.1 to the Company's report on Form 8-K filed with the SEC on January 30, 1996, which is incorporated herein by reference.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Shareholders of the Company was held on July 2, 1996, for the purpose of considering and voting on the election of Directors and the approval of the 1996 Amendments to the Company's Amended and Restated Equity Team Plan. The Company's Directors were elected by the following vote:

                                       SHARES VOTED                   SHARES
                                           FOR                       WITHHELD
                                       ------------                  --------

         Peter A. Langerman              65,215,348                 2,442,612

         Richard Ravitch                 65,262,239                 2,395,721

         Charles J. Thayer               65,347,765                 2,310,195

         Shimon Topor                    65,346,288                 2,311,672

         Raymond S. Troubh               65,385,141                 2,272,819


         The shareholders also voted to approve the 1996 Amendments to the Amended and Restated Equity Team Plan, which is fully described in the Company's Proxy Statement for the 1996 Annual Meeting, by the following vote:

         VOTE TO APPROVE THE 1996 AMENDMENTS
         TO THE AMENDED AND RESTATED SUNBEAM
         CORPORATION EQUITY TEAM PLAN                     NUMBER OF SHARES
         -----------------------------------              ----------------

                  For                                     57,710,650

                  Against                                  8,562,553

                  Abstain                                  1,282,689

                  Broker Non-Votes                           102,068

ITEM 5.  OTHER INFORMATION

         The Board of Directors elected Albert J. Dunlap as Chairman of the Board and Chief Executive Officer of the Company as of July 18, 1996. In addition, the employment of the company's former President and Chief Operating Officer, North America, James J. Clegg was terminated and the following officers have been elected:

         Russell A. Kersh  - Executive Vice President, Finance and
                             Administration
         P. Newton White - Executive Vice President, Consumer Products Worldwide John Dailey - Vice President, Corporate Purchasing and Logistics

         On July 31, 1996, the Company announced the formation of an Operating Committee consisting of Messrs. Dunlap, Kersh, White and David C. Fannin, Executive Vice President and General Counsel. The Company has issued certain press releases regarding such management changes and the Company's earnings for the second quarter of 1996, all of which are attached hereto and incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

         3a. Restated Certificate of Incorporation of the Company.
         3b. By-laws of the Company, as amended.
        10a. Employment Agreement dated as of July 18, 1996, by and between the
             Company and Albert J. Dunlap.
        10b. Amended and Restated Sunbeam Corporation Equity Team Plan.
        10c. Employment Agreement dated as of June 24, 1996, by and between the Company and Charles J. Thayer.
        10d. Agreement and Release between Roger W. Schipke and the Company dated May 22, 1996.
        10e. Agreement and Release between James J. Clegg and the Company dated
             July 23, 1996.
        11a. Calculation of Primary Earnings Per Share of Common Stock.
        11b. Calculation of Fully Diluted Earnings Per Share of Common Stock.
        27. Financial Data Schedule, submitted electronically to the Securities and Exchange Commission for information only and not filed.
        99.1 Press Release dated July 18, 1996, regarding election of
             Albert J. Dunlap.
        99.2 Press Release dated July 24, 1996, regarding second quarter 1996 earnings.
        99.3 Press Release dated July 24, 1996, regarding employment of Russell
             A. Kersh.
        99.4 Press Release dated July 24, 1996, regarding departure of
             James J. Clegg.
        99.5 Press Release dated July 29, 1996, regarding employment of
             P. Newton White and John Dailey.
        99.6 Press Release dated July 31, 1996, regarding Operating Committee formation.

             (b)  Reports on Form 8-K

              The Company filed reports on Form 8-K with the Securities Exchange Commission dated July 19 and 24, 1996.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             SUNBEAM CORPORATION

Date: August 5, 1996

                                             /s/ Robert J. Gluck
                                             ----------------------------------
                                             Robert J. Gluck
                                             Vice President, Controller

                                  EXHIBIT INDEX

NUMBER                     DESCRIPTION
- ------                     -----------

3a.      Restated Certificate of Incorporation of the Company.
3b.      By-laws of the Company, as amended.
10a. Employment Agreement dated as of July 18, 1996, by and between the Company and Albert J. Dunlap.
10b.     Amended and Restated Sunbeam Corporation Equity Team Plan.
10c. Employment Agreement dated as of June 24, 1996, by and between the Company and Charles J. Thayer.
10d. Agreement and Release between Roger W. Schipke and the Company dated May 22, 1996.
10e.     Agreement and Release between James J. Clegg and the Company dated
         July 23, 1996.
11a.     Calculation of  Primary Earnings Per Share of Common Stock.
11b.     Calculation of Fully Diluted Earnings Per Share of Common Stock.
27. Financial Data Schedule, submitted electronically to the Securities and Exchange Commission for information only and not filed.
99.1     Press Release dated July 18, 1996, regarding election of Albert J.
         Dunlap.
99.2 Press Release dated July 24, 1996, regarding second quarter 1996 earnings.
99.3     Press Release dated July 24, 1996, regarding employment of
         Russell A. Kersh.
99.4     Press Release dated July 24, 1996, regarding departure of
         James J. Clegg.
99.5 Press Release dated July 29, 1996, regarding employment of P. Newton White and John Dailey.
99.6 Press Release dated July 31, 1996, regarding Operating Committee formation.