Form 10-Q
period 1996-09-29
SUNBEAM CORP/FL/
filed 1996-10-29
CIK 3662

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              ------------------

                                  FORM 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the period ended September 29, 1996

                                      OR

           [ ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

          For the transition period from ___________ to ___________.

                           Commission File No. 1-52
                             SUNBEAM CORPORATION

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                       25-1638266
--------------------------------        ---------------------------------------
(STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

 2100 NEW RIVER CENTER
200 EAST LAS OLAS BOULEVARD                               33301
FORT LAUDERDALE, FLORIDA                                 ----------
---------------------------------------                  (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (954) 767-2100
             ----------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                NOT APPLICABLE
              -----------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]    No [  ]

      On October 21, 1996, there were 84,011,835 shares of the registrant's Common Stock ($.01 par value) outstanding.



                      SUNBEAM CORPORATION AND SUBSIDIARIES

                                QUARTERLY REPORT
                                  ON FORM 10-Q

                           TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         -----
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements


              Condensed Consolidated Statements of Operations (Unaudited) for the
                three and nine months ended October 1, 1995 and September 29, 1996...     3

              Condensed Consolidated Balance Sheets
                as of December 31, 1995 and September 29, 1996 (Unaudited)...........     4

              Condensed Consolidated Statements of Cash Flows (Unaudited)
                for the nine months ended October 1, 1995 and September 29, 1996.....     5

              Notes to Condensed Consolidated Financial Statements (Unaudited).......     6

        Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations.....................................     8

PART II.OTHER INFORMATION

        Item 4.  Submission of Matters to a Vote of Security Holders.................    11
        Item 6.  Exhibits and Reports on Form 8-K....................................    12

SIGNATURES...........................................................................    13


PART I.    FINANCIAL INFORMATION


                     SUNBEAM CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   OCTOBER 1,  SEPTEMBER 29,     OCTOBER 1,   SEPTEMBER 29,
                                                                        1995           1996           1995          1996
                                                                   ---------      ---------      ---------      --------
                                                                           (Unaudited)                   (Unaudited)

Net sales ......................................................   $ 250,724      $ 244,867      $ 899,002      $930,675

Cost of goods sold .............................................     197,551        216,097        702,750       766,793
Selling, general and administrative expense ....................      35,610         53,079        106,359       140,301
                                                                   ---------      ---------      ---------      --------
Operating earnings (loss) ......................................      17,563        (24,309)        89,893        23,581

Interest expense ...............................................       2,274          3,455          7,208         9,901
Other (income) expense, net ....................................         274            947         (1,399)        3,401
                                                                   ---------      ---------      ---------      --------
Earnings (loss) before income taxes ............................      15,015        (28,711)        84,084        10,279

Income taxes:
  Current ......................................................      (2,341)        (8,999)        14,707           555
  Deferred .....................................................       8,349         (1,624)        18,927         3,246
                                                                   ---------      ---------      ---------      --------
                                                                       6,008        (10,623)        33,634         3,801
                                                                   ---------      ---------      ---------      --------

Net earnings (loss) ............................................   $   9,007      $ (18,088)     $  50,450      $  6,478
                                                                   =========      =========      =========      ========

Net earnings (loss) per share of common stock ..................   $     .11      $    (.22)     $     .61      $    .08
                                                                   =========      =========      =========      ========

Average number of common and common
  equivalent shares outstanding ................................      82,278         83,578         82,957        83,793

Dividends declared per share of common stock ...................   $     .01      $     .01      $     .03      $    .03



            See Notes to Condensed Consolidated Financial Statements.



                     SUNBEAM CORPORATION AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                                 DECEMBER 31,  SEPTEMBER 29,
                                                                                         1995           1996
                                                                                  -----------    -----------
                                                                                          (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents ....................................................   $    28,273    $    24,638
 Receivables, net .............................................................       216,195        194,559
 Inventories ..................................................................       266,706        330,213
 Deferred income taxes ........................................................        26,333         23,543
 Prepaid expenses and other current assets ....................................        19,543         13,059
                                                                                  -----------    -----------
          Total current assets ................................................       557,050        586,012
Property, plant and equipment, net ............................................       331,112        348,170
Trademarks and trade names, net ...............................................       214,006        209,399
Other assets ..................................................................        56,516         52,752
                                                                                  -----------    -----------
                                                                                  $ 1,158,684    $ 1,196,333
                                                                                  ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................................   $    94,191    $    70,072
  Other current liabilities ...................................................        95,140         83,259
                                                                                  -----------    -----------
          Total current liabilities ...........................................       189,331        153,331
Long-term debt ................................................................       161,133        226,372
Non-operating and other long-term liabilities .................................       130,255        117,514
Deferred income taxes .........................................................        76,932         77,387

Shareholders' equity:
  Common stock (issued 87,802,667 and 88,679,723 shares) ......................           878            886
  Other shareholders' equity ..................................................       683,604        682,966
  Treasury stock, at cost (5,905,600 and 4,371,814 shares) ....................       (83,449)       (62,123)
                                                                                  -----------    -----------
          Total shareholders' equity ..........................................       601,033        621,729
                                                                                  -----------    -----------
                                                                                  $ 1,158,684    $ 1,196,333
                                                                                  ===========    ===========


            See Notes to Condensed Consolidated Financial Statements.



                     SUNBEAM CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                                          NINE MONTHS ENDED
                                                                                    OCTOBER 1,     SEPTEMBER 29,
                                                                                          1995              1996
                                                                                     ---------          --------
                                                                                             (Unaudited)

OPERATING ACTIVITIES:
 Net earnings ...................................................................    $  50,450          $  6,478
 Adjustments to reconcile net earnings to net cash
 provided by (used in) operating activities:
     Depreciation and amortization ..............................................       32,188            42,967
     Deferred income taxes ......................................................       18,927             3,245
                                                                                     ---------          --------
                                                                                       101,565            52,690
 Decrease in cash from changes in working capital ...............................      (37,888)          (69,582)
 Other ..........................................................................      (14,778)           (1,876)
                                                                                     ---------          --------
     Net cash provided by (used in) operating activities ........................       48,899           (18,768)
                                                                                     ---------          --------

INVESTING ACTIVITIES:
 Capital expenditures, net ......................................................     (110,592)          (54,985)
 Reduction in investments restricted for plant construction .....................       37,483              --
                                                                                     ---------          --------
      Net cash used in investing activities .....................................      (73,109)          (54,985)
                                                                                     ---------          --------

FINANCING ACTIVITIES:
 Net borrowing under revolving credit facility ..................................       35,000            55,000
 Issuance of long-term debt .....................................................         --              11,500
 Purchase of shares for treasury ................................................      (13,091)             --
 Sale of treasury stock .........................................................         --               4,437
 Proceeds from exercise of stock options and warrants ...........................        9,827             3,286
 Other ..........................................................................       (8,542)           (4,105)
                                                                                     ---------          --------
       Net cash provided by financing activities ................................       23,194            70,118
                                                                                     ---------          --------
 Net decrease in cash and cash equivalents ......................................       (1,016)           (3,635)
 Cash and cash equivalents at beginning of period ...............................       26,330            28,273
                                                                                     ---------          --------
 Cash and cash equivalents at end of period .....................................    $  25,314          $ 24,638
                                                                                     =========          ========



            See Notes to Condensed Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. OPERATIONS AND BASIS OF PRESENTATION

      Sunbeam Corporation (the "Company") is a leading consumer products company that designs, manufactures and markets a diverse portfolio of outdoor, household and specialty brand name products. The Sunbeam/registered mark/ and Oster/registered mark/ brands have been household names for generations, and the Company is a market share leader in many of its product categories.

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

2. SUPPLEMENTAL FINANCIAL STATEMENT DATA
   (In thousands)

                                                     DECEMBER 31,  SEPTEMBER 29,
                                                          1995            1996
                                                      ---------     ------------
      Inventories:
        Finished goods..........................      $ 155,511        $210,404
        Work in process...................               31,161          49,589
        Raw materials and supplies..............         80,034          70,220
                                                      ---------        ---------
                                                      $ 266,706        $330,213
                                                      =========        ========

      Property, plant and equipment:
        Land....................................      $   3,562       $   3,548
        Buildings and improvements..............        106,592         129,121
        Machinery and equipment.................        338,667         371,644
                                                       --------         -------
                                                        448,821         504,313
        Accumulated depreciation and amortization..    (117,709)       (156,143)
                                                       --------        --------
                                                       $331,112        $348,170
                                                       ========        ========

      Trademarks and trade names:
        Gross...................................      $ 245,307       $ 245,307
        Accumulated amortization................        (31,301)        (35,908)
                                                      ----------      ----------
                                                      $ 214,006       $ 209,399
                                                      =========       =========



                   SUNBEAM CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


2. SUPPLEMENTAL FINANCIAL STATEMENT DATA--(CONTINUED)
   (In thousands)

                                                                      NINE MONTHS ENDED
                                                                -------------------------------
                                                                OCTOBER 1,        SEPTEMBER 29,
                                                                    1995                 1996
                                                                ----------        -------------
      Cash paid during the period for:
        Interest, net of $2,566 and $350 interest capitalized
        in 1995 and 1996, respectively........................  $  5,491             $  8,249
                                                                ===========       =============
        Income taxes, net of refunds..........................  $ 18,797             $   (540)
                                                                ===========       =============

      Non-Cash Transaction:
         In connection with a warehouse expansion related to the bedding business, the Company entered into a $5 million capital lease obligation in 1996.

3.    CAPITAL STOCK

      During the third quarter of 1996, the Company sold 321,786 shares of common stock for total proceeds of approximately $4.4 million, granted 333,333 shares of unrestricted stock and granted 886,667 shares of restricted stock in connection with the employment of a new Chairman and Chief Executive Officer and certain other officers of the Company. Compensation expense attributable to the unrestricted stock award was recognized in the third quarter of 1996 and compensation expense related to the restricted stock awards is being amortized to expense beginning in the third quarter of 1996 over the periods in which the restrictions lapse (which in the case of 666,667 shares is equally over the two years from the date of grant and in the case of the remaining restricted shares is equally over three years from the dates of grant).

4.    CREDIT FACILITIES AND LONG-TERM DEBT

      In September 1996, the Company entered into a five year, $500 million unsecured revolving credit facility with a syndicate of banks to replace its previously existing credit facility (the "Credit Agreement"). Under the Credit Agreement, the Company can borrow under a competitive bid option, or at a spread above LIBOR or at a bank base rate. In addition, the Company pays an annual facility fee. The Credit Agreement contains certain financial covenants. At September 29, 1996, $130 million was outstanding under the Credit Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the three and nine months ended October 1, 1995 and September 29, 1996 and the 1995 Form 10-K.

RESULTS OF OPERATIONS

      The table below sets forth selected operating data of the Company for the three and nine months ended October 1, 1995 and September 29, 1996:


                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           ---------------------------      --------------------------
                                                           OCTOBER 1,     SEPTEMBER 29,     OCTOBER 1,   SEPTEMBER 29,
                                                                1995          1996              1995          1996
                                                               ------        ------           ------        ------

Net sales .............................................         100.0%        100.0%           100.0%        100.0%
Cost of goods sold ....................................          78.8          88.2             78.2          82.4
                                                               ------        ------           ------        ------
Gross margin ..........................................          21.2          11.8             21.8          17.6
Selling, general and administrative
 expense ..............................................          14.2          21.7             11.8          15.1
                                                               ------        ------           ------        ------
Operating earnings (loss) .............................           7.0%         (9.9)%           10.0%          2.5%
                                                               ======        ======           ======        ======


   NET SALES

      Net sales for the Company for the three and nine months ended September 29, 1996 were $244.9 million and $930.7 million, respectively, a decrease of $5.8 million (2.3%) and an increase of $31.7 million (3.5%) over comparable periods in the prior year.

      Domestic sales were flat for the quarter but increased 4.0% for the nine months ended September 29, 1996. The Company's sales growth for the first nine months of 1996 is primarily attributable to new product introductions and sales related to the acquisition of certain Samsonite(R) furniture assets completed in November 1995. However, sales for both the three month and nine month periods ended September 29, 1996 were negatively impacted by lower shipments of electric blankets resulting from delayed seasonal orders compared to the prior year.

      The Company's international sales decreased 17.5% and 4.1% for the three and nine months ended September 29, 1996, respectively. Third quarter 1996 sales in Latin America suffered due to political and/or economic instability in several countries including Ecuador, Peru and Colombia while sales in Venezuela continue to suffer from the currency devaluation in April 1996. The sales decrease for the nine month period ended September 29, 1996 was primarily attributable to the bankruptcy filing of the Company's biggest customer in Canada coupled with the poor sales in Latin America; however, the total decrease was minimized by an increase in sales in Mexico resulting from a more stable economic environment in comparison to 1995.

   GROSS PROFIT

      Gross profit was $28.8 million and $163.9 million for the three and nine months ended September 29, 1996, respectively. As a percentage of sales, the gross margin for the three and nine months ended September 29, 1996 was 11.8% and 17.6%, respectively, compared to 21.2% and 21.8% in 1995, respectively. While the Company experienced a slight reduction in raw material costs in 1996, gross margin continues to suffer from underabsorption of higher manufacturing costs. This underabsorption relates to the significant capital spending and capacity additions that have occurred since 1994 in anticipation of a higher sales volume than the Company is currently experiencing. The Company expects its gross margin for the remainder of 1996 to continue to be adversely impacted by costs associated with excess capacity and the failure to realize much of the previously anticipated cost savings expected from increased utilization of the Hattiesburg manufacturing and distribution center in 1996.

      The Company has initiated an intensive review of its cost structure and product lines to correct the current imbalance between production capacity, operating costs and sales. Specific actions to be taken by the Company, when such review is completed later this year, will include, among other actions, the consolidation of administrative office locations, the closure of additional manufacturing and warehousing facilities, and the elimination of low margin and/or unprofitable products. Such actions will result in the Company recording a special charge in the fourth quarter of 1996.

   OPERATING EARNINGS

      The Company experienced an operating loss for the three months ended September 29, 1996 of $24.3 million, a decrease of $41.9 million. As a percentage of sales, operating earnings decreased from 7.0% in 1995 to a loss of 9.9% in 1996. This decline was attributable to a 9.4 percentage point reduction in gross margin described above as well as a 7.5 percentage point increase in selling, general and administrative expenses ("SG&A") as a percent of sales, to 21.7%. For the nine months ended September 29, 1996, operating earnings were $23.6 million, a decrease of $66.3 million. As a percentage of sales, operating earnings decreased from 10.0% in 1995 to 2.5% in 1996. This decline was attributable to a 4.2 percentage point reduction in gross margin as well as a 3.3 percentage point increase in SG&A as a percent of sales, to 15.1%.

      The SG&A increases for the three and nine months ended September 29, 1996 were primarily the result of (1) SG&A costs associated with the acquisition of certain Samsonite/registered mark/ furniture assets, (2) increased marketing, media advertising and sales promotion costs in support of new product introductions, (3) higher depreciation associated with new systems and warehousing, (4) higher distribution and warehousing expenses and (5) bad debts of $3.2 million associated with the bankruptcy filings of certain of the Company's retail customers in the third quarter of 1996. In addition, the Company incurred one-time compensation charges of $7.4 million (mostly non-cash in nature) during the third quarter relating to restricted stock awards and other costs related to the employment of a new senior management team.

   INTEREST EXPENSE

      Interest expense for both the three and nine months ended September 29, 1996 increased $1.2 million and $2.7 million, respectively, as a result of increased indebtedness of the Company for working capital requirements and non-recurring capitalized interest in 1995 related to the construction of the Hattiesburg facility.

   OTHER (INCOME) EXPENSE, NET

      Other (income) expense, net changed from expense of $0.3 million and income of $1.4 million in the quarter and nine months ended October 1, 1995, respectively, to expense of $0.9 million and $3.4 million in 1996, respectively. This change is primarily attributable to higher foreign exchange losses in 1996 associated with the April 1996 Venezuelan currency devaluation and non-recurring interest income in 1995 related to investments restricted for the Hattiesburg facility construction.

   INCOME TAXES

      The effective income tax rate for both the three and nine months ended September 29, 1996 decreased 3.0 percentage points from 1995 percentages, respectively. The decrease reflects lower foreign taxes from the utilization of foreign tax credits and loss carryforwards and lower state income taxes.

   NET EARNINGS AND NET EARNINGS PER SHARE

      For the three months ended September 29, 1996, the Company experienced a net loss of $18.1 million, a decrease of $27.1 million below net earnings of $9.0 million in 1995. Net earnings per share for the three months ended September 29, 1996 decreased from $.11 in 1995 to a loss of $.22 in 1996.

      For the nine months ended September 29, 1996, net earnings were $6.5 million, a decrease of $44.0 million below net earnings of $50.5 million in 1995. Net earnings per share for the nine months ended September 29, 1996 decreased from $.61 in 1995 to $.08 in 1996.

   LIQUIDITY AND CAPITAL RESOURCES

      At September 29, 1996, the Company had cash and cash equivalents of $24.6 million and total debt of $227.5 million. Cash used in operating activities for the nine months ended September 29, 1996 was $18.8 million compared to cash provided by operating activities of $48.9 million for the comparable period of 1995. This decrease is primarily attributable to the reduction in earnings before non-cash charges and increased inventory levels. Inventory balances at September 29, 1996 reflect increases associated with the acquisition of certain Samsonite/registered mark/ furniture assets, inventory growth related to bedding products as a result of delayed seasonal blanket orders in 1996 and overall increases to support anticipated, but generally unrealized, sales growth in the second half of 1996. Cash flow from operating activities also benefited in 1996 from a change in the timing of income tax payments.

      Capital spending, inclusive of a $5 million warehouse expansion financed with a capital lease, totaled $55.7 million for the nine months ended September 29, 1996 and was primarily attributable to new product development, cost reduction initiatives and warehouse expansions. Capital spending in 1995 reflected approximately $52.0 million associated with the Hattiesburg project. During the first nine months of 1996, the net increase in the Company's borrowings under its revolving credit facility was $55.0 million, primarily to finance working capital investments.

      The Company believes that its cash flow from operations, existing cash and cash equivalent balances as well as its revolving credit facility will be sufficient to finance its requirements to support working capital needs, capital expenditures, restructuring expenditures and debt service in the foreseeable future.

   CAUTIONARY STATEMENTS

      Certain of the information contained herein may contain "forward looking" information, as such term is defined by the Private Securities Litigation Reform Act of 1995 and in releases made by the Securities and Exchange Commission ("SEC" ). Actual results could differ materially from those projected in the forward- looking statements as a result of various factors, including those set forth in Exhibit 99.1 to the Company's report on Form 8-K filed with the SEC on January 30, 1996, which is incorporated herein by reference.

PART II.    OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      A Special Meeting of the Shareholders of the Company was held on September 27, 1996 for the purpose of considering and voting on the following: (i) Proposal No. 1 - Consideration of Option Plan for Albert J. Dunlap; (ii) Proposal No. 2 - Consideration of Option Plan for Russell A. Kersh; and (iii) Proposal No. 3 - Consideration of Option Plan for P. Newton White, all as fully described in the Company's Proxy Statement for such Special Meeting. The Option Plans for each of these officers of the Company were approved by the following vote; there were no broker non-votes on any of the Proposals:

     PROPOSAL NO. 1 - CONSIDERATION OF OPTION PLAN FOR ALBERT J. DUNLAP

            VOTE TO APPROVE THE OPTION PLAN        NUMBER OF SHARES
            -------------------------------        ----------------

            For....................                   71,674,334

            Against................                    2,573,452

            Abstain................                      189,971


     PROPOSAL NO. 2 - CONSIDERATION OF OPTION PLAN FOR RUSSELL A. KERSH

            VOTE TO APPROVE THE OPTION PLAN        NUMBER OF SHARES
            -------------------------------        ----------------

            For....................                   71,646,172

            Against................                    2,594,244

            Abstain................                      197,341


     PROPOSAL NO. 3 - CONSIDERATION OF OPTION PLAN FOR P. NEWTON WHITE

            VOTE TO APPROVE THE OPTION PLAN        NUMBER OF SHARES
            -------------------------------        ----------------

            For....................                   71,676,152

            Against................                    2,571,023

            Abstain................                      190,582


ITEM 5.  OTHER INFORMATION

      The Company has issued press releases regarding certain management changes and other matters, all of which are attached hereto and incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits

3a.   By-Laws of the Company, as amended.
10a. Employment Agreement dated as of July 22, 1996, between the Company and Russell A. Kersh.
10b. Employment Agreement dated as of July 26, 1996, between the Company and P. Newton White.
10c. Employment Agreement dated as of July 29, 1996, between the Company and David C. Fannin.
10d. Credit Agreement dated September 16, 1996, among the Company, The Chase Manhattan Bank and the Lenders named therein.
10e.  Amended and Restated Sunbeam Corporation Equity Team Plan.
10f. Agreement and Release between Paul M. O'Hara and the Company dated August 7, 1996.
10g. Agreement and Release between Richard Boynton and the Company dated August 7, 1996.
10h. Agreement and Release between Spencer J. Volk and the Company dated October 1, 1996.
11a.  Calculation of  Primary Earnings Per Share of Common Stock.
11b.  Calculation of Fully Diluted Earnings Per Share of Common Stock.
27. Financial Data Schedule, submitted electronically to the Securities and Exchange Commission for information only and not filed.
99.1 Press Release dated August 7, 1996, regarding changes in Directors and Director compensation.
99.2 Press Release dated August 8, 1996, regarding additional management changes.
99.3 Press Release dated August 19, 1996, regarding additional management changes.
99.4 Press Release dated August 21, 1996, regarding the purchase of the Company's stock by Directors.
99.5  Press Release dated August 29, 1996, regarding the employment of Richard
      K. Brenner, Vice President, Worldwide Business Planning.
99.6  Press Release dated September 3, 1996, regarding the employment of Ronald
      L. Newcomb, Vice President, Manufacturing.
99.7  Press Release dated September 3, 1996, regarding organizational changes.
99.8 Press Release dated September 16, 1996, announcing the employment of two new executives.
99.9 Press Release dated September 17, 1996, announcing new $500 million credit facility.
99.10 Press Release dated September 18 1996, commenting on the Steinhardt Funds distribution of the Company's stock.
99.11 Press Release dated September 18, 1996, naming new marketing executive.
99.12 Press Release dated September 26, 1996, announcing the election of Charles
      M. Elson to the Board of Directors.
99.13 Press Release dated October 7, 1996, announcing three marketing executives.
99.14 Press Release dated October 8, 1996, announcing the selection of the Company's new advertising agency.
99.15 Press Release dated October 16, 1996, announcing the location of the Company's consolidated corporate headquarters.
99.16 Press Release dated October 23, 1996, reporting third quarter 1996 results.



      (b)  Reports on Form 8-K

The Company has previously reported the filing of reports on Form 8-K on July 19 and July 24, 1996. The Company has not filed any further reports on Form 8-K during the third quarter of 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SUNBEAM CORPORATION



Date:  October 24, 1996                BY:  /S/ ROBERT J. GLUCK
                                       ------------------------
                                       Robert J. Gluck
                                       Vice President, Controller
                                       (Principal Financial Officer
                                       and duly authorized to sign
                                       on behalf of the Registrant)

                              EXHIBIT INDEX

NO.   DESCRIPTION

3a.     By-Laws of the Company, as amended.
10a. Employment Agreement dated as of July 22, 1996, between the Company and Russell A. Kersh.
10b.    Employment Agreement dated as of July 26, 1996, between the Company and
        P. Newton White.
10c. Employment Agreement dated as of July 29, 1996, between the Company and David C. Fannin.
10d. Credit Agreement dated September 16, 1996, among the Company, The Chase Manhattan Bank and the Lenders named therein.
10e.    Amended and Restated Sunbeam Corporation Equity Team Plan.
10f. Agreement and Release between Paul M. O'Hara and the Company dated August 7, 1996.
10g. Agreement and Release between Richard Boynton and the Company dated August 7, 1996.
10h. Agreement and Release between Spencer J. Volk and the Company dated October 1, 1996.
11a.    Calculation of Primary Earnings Per Share of Common Stock.
11b.    Calculation of Fully Diluted Earnings Per Share of Common Stock.
27. Financial Data Schedule, submitted electronically to the Securities and Exchange Commission for information only and not filed.
99.1 Press Release dated August 7, 1996, regarding changes in Directors and Director compensation.
99.2 Press Release dated August 8, 1996, regarding additional management changes.
99.3 Press Release dated August 19, 1996, regarding additional management changes.
99.4 Press Release dated August 21, 1996, regarding the purchase of the Company's stock by Directors.
99.5    Press Release dated August 29, 1996, regarding the employment of Richard
        K. Brenner, Vice President, Worldwide Business Planning.
99.6 Press Release dated September 3, 1996, regarding the employment of Ronald L. Newcomb, Vice President, Manufacturing.
99.7    Press Release dated September 3, 1996, regarding organizational changes.
99.8 Press Release dated September 16, 1996, announcing the employment of two new executives.
99.9 Press Release dated September 17, 1996, announcing new $500 million credit facility.
99.10 Press Release dated September 18 1996, commenting on the Steinhardt Funds distribution of the Company's stock.
99.11   Press Release dated September 18, 1996, naming new marketing executive.
99.12 Press Release dated September 26, 1996, announcing the election of Charles M. Elson to the Board of Directors.
99.13 Press Release dated October 7, 1996, announcing three marketing executives.
99.14 Press Release dated October 8, 1996, announcing the selection of the Company's new advertising agency.
99.15 Press Release dated October 16, 1996, announcing the location of the Company's consolidated corporate headquarters.
99.16 Press Release dated October 23, 1996, reporting third quarter 1996 results.