Form 10-Q
period 1996-10-27
SUNBEAM CORP/FL/
filed 1996-12-11
CIK 3662

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 27, 1996

                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission File No. 1-13426

                           THE SPORTS AUTHORITY, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                  36-3511120
--------------------------------------------     ------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)

3383 N. STATE ROAD 7, FT. LAUDERDALE, FLORIDA               33319
-------------------------------------------------------------------------------
    (Address of principal executive offices)              (Zip Code)

                                 (954) 735-1701
                             ---------------------
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  [X}                 No   [ ]

Number of shares of Common Stock outstanding at December 9, 1996:  31,449,631

                           THE SPORTS AUTHORITY, INC.


                               INDEX TO FORM 10-Q


                                                                     PAGE NUMBER
                                                                     -----------
Part I.  FINANCIAL INFORMATION

         Item 1.     Financial Statements

                     Consolidated Statements of Income                    3

                     Consolidated Balance Sheets                          4

                     Consolidated Statements of Cash Flows                5

                     Notes to Consolidated Financial Statements           6

         Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                  8


Part II.             OTHER INFORMATION

         Item 2.     Changes in Securities                                16

         Item 6.     Exhibits and Reports on Form 8-K                     17


SIGNATURES                                                                18

EXHIBITS                                                                  19


Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                           THE SPORTS AUTHORITY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per-share data)


                                                                13 WEEKS ENDED                     39 WEEKS ENDED
                                                        ------------------------------      ------------------------------
                                                         OCTOBER 27,       OCTOBER 22,       OCTOBER 27,       OCTOBER 22,
                                                            1996              1995              1996              1995
                                                        -------------     ------------      ------------      ------------
                                                                  (Unaudited)                        (Unaudited)
Sales                                                    $   292,920       $   234,200       $   895,074       $   724,143
Licensee fees and rental income                                  224               154               823               771
                                                         -----------       -----------       -----------       -----------
                                                             293,144           234,354           895,897           724,914
                                                         -----------       -----------       -----------       -----------
Cost of merchandise sold, includes
     buying and occupancy costs                              209,758           169,491           646,710           529,196
Selling, general and administrative expenses                  76,522            59,989           219,602           173,671
Pre-opening expense                                            3,217             3,240             5,720             4,180
Goodwill amortization                                            491               491             1,473             1,473
                                                         -----------       -----------       -----------       -----------
     Operating income                                          3,156             1,143            22,392            16,394
Interest, net                                                    458                89             1,536               365
                                                         -----------       -----------       -----------       -----------
Income before income taxes                                     2,698             1,054            20,856            16,029
Income tax expense                                             1,225               423             8,700             6,817
Minority interest                                               (503)                -            (1,056)                -
                                                         -----------       -----------       -----------       -----------
     Net income                                          $     1,976       $       631       $    13,212       $     9,212
                                                         ===========       ===========       ===========       ===========

Earnings per common share and common
share equivalents                                        $      0.06       $      0.02 (1)   $      0.41       $      0.29 (1)
                                                         ===========       ===========       ===========       ===========

Weighted average common shares and common
share equivalents                                             32,371            31,746            32,073            31,442
                                                         ===========       ===========       ===========       ===========
------------------

(1) Amount adjusted to reflect a three-for-two common stock split distributed on July 16, 1996 to shareholders of record as of July 1, 1996.

           See accompanying Notes to Consolidated Financial Statements

                           THE SPORTS AUTHORITY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                      OCTOBER 27,    JANUARY 28,
                                                          1996          1996
                                                      -----------    -----------
                                                             (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                            $  65,440      $  11,752
  Merchandise inventories                                295,671        248,307
  Accounts receivable and other current assets            39,586         30,442
  Property held for resale                                21,083         21,063
                                                       ---------      ---------
      Total current assets                               421,780        311,564

Net property owned                                       190,919        134,706
Other assets and deferred charges                         39,775         22,950
Goodwill - net of accumulated amortization of
  $13,168 and $11,697 respectively                        53,237         54,708
                                                       ---------      ---------

      Total Assets                                     $ 705,711      $ 523,928
                                                       =========      =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable - trade                             $ 151,285      $ 136,344
  Accrued payrolls and other liabilities                  75,994         73,737
  Taxes other than income taxes                            9,138          7,438
  Income taxes                                             1,759         10,507
                                                       ---------      ---------
      Total current liabilities                          238,176        228,026

Long-term debt                                           152,146           --
Other long-term liabilities                               21,499         18,062
                                                       ---------      ---------
      Total liabilities                                  411,821        246,088

Minority interest                                            616            312

Stockholders' equity:
  Common stock, $.01 par value, 100,000
    shares authorized, 31,489 issued                         315            209
  Additional paid-in-capital                             245,303        241,525
  Deferred compensation and receivables
    from officers                                         (2,198)          (553)
  Retained earnings                                       50,240         37,028
  Treasury stock, 39 shares                                 (381)          (381)
  Cumulative translation adjustment                           (5)          (300)
                                                       ---------      ---------
      Total stockholders' equity                         293,274        277,528
                                                       ---------      ---------

      Total Liabilities and
        Stockholders' Equity                           $ 705,711      $ 523,928
                                                       =========      =========


           See accompanying Notes to Consolidated Financial Statements

                           THE SPORTS AUTHORITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                            39 WEEKS ENDED
                                                      OCTOBER 27,    OCTOBER 22,
                                                         1996           1995
                                                     ------------    -----------
                                                             (Unaudited)

CASH PROVIDED BY (USED FOR):

OPERATIONS
  Net income                                          $  13,212      $  9,212
  Adjustments to reconcile net income to
    operating cash flows:
      Depreciation and amortization                      20,526        14,746
      Cumulative translation adjustment                     295            27
      Minority interest in net loss of
        Joint Venture                                    (1,056)         --
      Loss on sale or disposal of fixed
        assets                                                3          --
      Increase in long-term liabilities                   3,437         2,471
  Cash provided by (used for) current
    assets and liabilities:
      Increase in inventories                           (47,364)      (22,362)
      (Increase) decrease in property
        held for resale                                     (20)        1,229
      Increase (decrease) in accounts payable            14,942           (95)
      Other - net                                       (13,917)       (5,047)
                                                      ---------      --------

      Net cash (used for) provided by
        operations                                       (9,942)          181
                                                      ---------      --------

INVESTING
  Capital expenditures - owned property                 (74,346)      (40,704)
  Proceeds from sale of fixed assets                        372          --
  Other assets and deferred charges                     (17,649)      (15,094)
                                                      ---------      --------

      Net cash used for investing                       (91,623)      (55,798)
                                                      ---------      --------

FINANCING
  Net borrowings under Revolving
    Credit Facility                                        --          31,132
  Long-term borrowings                                  152,146          --
  Net proceeds from sale of stock                         1,747         2,030
  Purchase of treasury stock                               --             (96)
  Minority interest in equity of
    Joint Venture                                         1,360          --
                                                      ---------      --------

      Net cash provided by financing                    155,253        33,066
                                                      ---------      --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                       53,688       (22,551)
    Cash and cash equivalents at
      beginning of year                                  11,752        37,115
                                                      ---------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  65,440      $ 14,564
                                                      =========      ========

           See accompanying Notes to Consolidated Financial Statements

                           THE SPORTS AUTHORITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements do not include all information and footnotes necessary for the annual presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

    Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation.

    In the opinion of The Sports Authority, Inc. management, all adjustments necessary for a fair presentation of the results for the interim periods have been included. All adjustments were of a normal and recurring nature.

NOTE 2:  EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENTS

    Earnings per common share and common share equivalents equals net income divided by the number of weighted average common shares outstanding plus common share equivalents. Common share equivalents includes incremental shares relating to stock options granted to employees by the Company. The incremental shares are calculated using the "treasury stock" method. Convertible shares under the Company's 5.25% Convertible Subordinated Notes (see Note 3) are not considered common share equivalents for purposes of calculating primary earnings per share.

NOTE 3:  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                             OCTOBER 27,        OCTOBER 22,
                                                1996               1995
                                             -----------        -----------

5.25% Convertible Subordinated Notes         $   149,500        $         -
1.76% Term Loans                                   2,646                  -
                                             -----------        -----------
                                             $   152,146                  -
    Less current portion                               -                  -
                                             -----------        -----------
                                             $   152,146        $         -
                                             ===========        ===========

                           THE SPORTS AUTHORITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONVERTIBLE SUBORDINATED NOTES

    In September 1996, the Company issued 5.25% Convertible Subordinated Notes at a principal amount of $149,500,000. The Notes will mature on September 15, 2001, and are convertible at the option of the holder into shares of the Company's Common Stock at any time on or after the 90th day following the issue date until the maturity date, at a conversion price of $32.635 per share, subject to adjustment in certain events. Interest is payable semi-annually, on March 15 and September 15 of each year. The notes are redeemable at the option of the Company at any time on or after September 15, 1999. The Notes are unsecured obligations of the Company subordinated in right of payment to all existing and future Senior Indebtedness, as defined in the Indenture pursuant to which the Notes were issued.

TERM LOANS

    In October 1996, Mega Sports Co., Ltd., of which 51% is owned by the Company and 49% is owned by Jusco Co., Ltd. ("JUSCO"), a major Japanese retailer, entered into four unsecured term loans with two Japanese banks at a principal amount of 300,000,000 yen (US $2,646,000). The loans have substantially the same terms. The loans bear interest at 1.76% per year and mature in their entirety on October 18, 1999. Interest is due quarterly and is paid in advance. The loans may not be prepaid without consent of the banks. The loans contain no financial performance covenants.

Item 2.


                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth the Company's income statement data as a percent of sales for the periods indicated.

                                                  13 WEEKS ENDED                     39 WEEKS ENDED
                                          ------------------------------      -----------------------------
                                           OCTOBER 27,      OCTOBER 22,       OCTOBER 27,       OCTOBER 22,
                                              1996             1995              1996              1995
                                          -------------     ------------      -----------       -----------
Sales                                            100.0%            100.0%           100.0%            100.0%
Licensee fees and rental income                    0.1               0.1              0.1               0.1
                                           -----------       -----------       ----------        ----------
                                                 100.1             100.1            100.1             100.1
Cost of merchandise sold, includes
     buying and occupancy costs                   71.6              72.4             72.3              73.1
                                           -----------       -----------       ----------        ----------
Gross margin                                      28.5              27.7             27.8              27.0
Selling, general and administrative
     expenses                                     26.1              25.6             24.5              24.0
Pre-opening expense                                1.1               1.4              0.6               0.6
Goodwill amortization                              0.2               0.2              0.2               0.2
                                           -----------       -----------       ----------        ----------
Operating income                                   1.1               0.5              2.5               2.2
Interest expense                                   0.2                 -              0.2                 -
                                           -----------       -----------       ----------        ----------
Income before income taxes                         0.9               0.5              2.3               2.2
Income taxes                                       0.4               0.2              0.9               0.9
Minority interest                                 (0.2)                -             (0.1)                -
                                           -----------       -----------       ----------        ----------
Net income                                         0.7%              0.3%             1.5%              1.3%
                                           ===========       ===========       ==========        ==========


The following table sets forth the Company's store openings for the periods indicated. No stores were closed during these periods.

                                                13 WEEKS ENDED                      39 WEEKS ENDED
                                          -----------------------------       ----------------------------
                                           OCTOBER 27,      OCTOBER 22,       OCTOBER 27,      OCTOBER 22,
                                              1996             1995              1996             1995
                                          ------------      -----------       -----------      ----------
Beginning number of stores                        143               110               136              107
Openings                                            7                 9                14               12
                                          -----------       -----------       -----------       ----------
Ending number of stores                           150               119               150              119
                                          ===========       ===========       ===========       ==========

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


13 WEEKS ENDED OCTOBER 27, 1996 AND OCTOBER 22, 1995

    Sales for the 13 weeks ended October 27, 1996 were $292.9 million, a $58.7 million, or 25.1%, increase over sales of $234.2 million for the same period in the prior year. Of the 25.1% increase in sales, 9.4%, or $22.0 million, was attributable to the 14 new stores opened in the first 39 weeks of 1996; 8.2%, or $19.7 million, was attributable to the inclusion of a full 13 weeks sales for the stores opened in 1995 which had no comparable store sales in the prior year; and 7.5%, or $17.0 million, was attributable to comparable store sales growth. Comparable store sales increased 7.5% in the third quarter of 1996 and were flat in the same period in the prior year. The strong comparable store sales increase in the third quarter was primarily the result of an increase in apparel, due to strong sales of licensed products and ladies activewear, as well as golf and footwear. Comparable sales were positively impacted by the closing of Herman's Sporting Goods, a sporting goods chain located primarily in the Northeast, and the Summer Olympic Games. Excluding all or a portion of the third quarter of 1996 sales from eight stores considered to be cannibalized by new store openings, comparable store sales increased 8.3% in the third quarter of 1996, as compared to 1.5% in the same period of last year after excluding all or a portion of the third quarter of 1995 sales from nine stores considered to be cannibalized. The Company considers an existing store to be cannibalized for a period of one year from the date on which a new store overlaps its primary trade area. In calculating comparable store sales excluding cannibalized stores, sales from a cannibalized store are excluded from the calculation of total comparable sales for such months.

    Cost of merchandise sold, including buying and occupancy costs, for the 13 weeks ended October 27, 1996 was $209.8 million, or 71.6% of sales, as compared to $169.5 million, or 72.4% of sales, for the same period in the prior year. As a percent of sales, gross margin was 28.5% for the 1996 period and 27.7% for the 1995 period. The major components of cost of goods sold are merchandise costs and, to a lesser extent, occupancy costs. For the 1996 period, merchandise costs as a percent of sales decreased primarily because the Company is selling a higher proportion of higher margin products such as footwear and apparel. Occupancy costs, which consist principally of fixed minimum rentals, increased slightly as a percent of sales as a result of lower initial sales volumes for non-comparable stores opened in the second half of 1995.

    Selling, general and administrative (SG&A) expenses for the 13 weeks ended October 27, 1996 were $76.5 million, or 26.1% of sales, as compared to $60.0 million, or 25.6% of sales, for the same period in the prior year. The 0.5% of sales increase in SG&A expenses was attributable to one time charges in store payroll expense and advertising expense. The one time payroll expense of $0.7 million reflects the cost of reticketing merchandise to a new price point of
0.99 from 0.96. The one time advertising expense of $0.8 million reflects the cost of additional advertising to introduce former Herman's customers in the Northeast to the Company. Excluding these charges, SG&A expenses for the 13 weeks ended October 27, 1996 would have been $76.0 million, or 25.6% of sales.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


    Pre-opening expense for the 13 weeks ended October 27, 1996 was $3.2 million, or 1.1% of sales, as compared to $3.2 million, or 1.4% of sales, for the same period in the prior year. Although the Company opened seven stores in the 1996 period versus nine stores in the same period in the prior year, pre-opening expense on a per store basis increased as a result of higher pre-opening occupancy expenses in two stores. The pre-opening occupancy charges include $0.3 million in minimum rentals and $0.2 million in other occupancy charges due to assuming existing lease obligations in two locations opened in the third quarter. Pre-opening expenses consist principally of store payroll expense for associate training and store preparation prior to the store opening as well as grand-opening advertising expenditures.

    Operating income for the 13 weeks ended October 27, 1996 was $3.2 million, or 1.1% of sales, as compared to operating income of $1.1 million, or 0.5% of sales, for the same period in the prior year. Operating income before pre-opening expense and goodwill amortization was $6.9 million, or 2.3% of sales, for the 13 weeks ended October 27, 1996, as compared to $4.9 million, or 2.1% of sales, for the same period in the prior year.

    Interest expense for the 13 weeks ended October 27, 1996 was $0.5 million, or 0.2% of sales, as compared to interest expense of $0.1 million (less than 0.1% of sales) for the same period in the prior year. The increase of 0.2% of sales was attributable to interest expense related to the Company's long-term convertible debt (see Note 3), as well as higher average borrowings under the Company's Revolving Credit Facility as a result of the increased store base. The interest expense is partially offset by interest income from short-term investments, a note receivable from a developer, and a participation in a privately placed mortgage note secured by one of the Company's store leases.

    Income tax expense for the 13 weeks ended October 27, 1996 was $1.2 million with an effective tax rate of 45.4%, as compared to income tax expense of $0.4 million with an effective tax rate of 40.1% for the same period of 1995. The increase in the effective tax rate resulted primarily from the effect of a valuation allowance offsetting the income tax benefit related to the Company's joint venture in Japan. This was partially offset by a decrease in state taxes, the tax rate differential of the Company's Canadian subsidiary, and the declining effect of non-deductible goodwill expense due to the growth of the Company's pre-tax income from the third quarter of 1995 to the third quarter of 1996.

    As a result of the foregoing factors, net income for the 13 weeks ended October 27, 1996 was $2.0 million, or 0.7% of sales, as compared to net income of $0.6 million, or 0.3% of sales, for the same period in the prior year.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


39 WEEKS ENDED OCTOBER 27, 1996 AND OCTOBER 22, 1995

    Sales for the 39 weeks ended October 27, 1996 were $895.1 million, a $171.0 million, or 23.6%, increase over sales of $724.1 million for the same period in the prior year. Of the 23.6% increase in sales, 14.3%, or $103.9 million, was attributable to the inclusion of a full 39 weeks of sales for the stores opened in 1995 which had no comparable store sales in the prior year; 5.1%, or $37.0 million, was attributable to the 14 new stores opened in the first 39 weeks of 1996; and 4.2%, or $30.1 million, was attributable to comparable store sales growth. Comparable store sales increased 4.2% and 2.6%, respectively, in the first 39 weeks of 1996 and 1995. The comparable store sales increase in the first 39 weeks of 1996 was primarily the result of an increase in apparel, due to strong sales of licensed products, as well as fitness equipment and footwear. Comparable sales were positively impacted by the closing of Herman's in July 1996, and the Summer Olympic Games. Excluding all or a portion of the first 39 weeks of 1996 sales from eight stores considered to be cannibalized by new store openings, comparable store sales increased 4.8% in the first 39 weeks of 1996, as compared to 4.6% in the same period of last year after excluding all or a portion of the first 39 weeks of 1995 sales from 11 stores considered to be cannibalized.

    Licensee fees and rental income for the 39 weeks ended October 27, 1996 was $0.8 million as compared to $0.8 million for the same period in the prior year, or 0.1% of sales for both periods. Sales of snow ski merchandise in the first quarter of 1996 were flat in comparison to the prior year as the sales were more heavily weighted in the beginning of the ski season, which falls into fiscal 1995. The snow ski merchandise departments in the Company's stores are operated pursuant to a licensee agreement with a third party under which the Company receives a fee of approximately 10% of licensee snow ski merchandise sales in the Company's stores. Snow ski merchandise sales are not included in the Company's sales.

    Cost of merchandise sold, including buying and occupancy costs, for the 39 weeks ended October 27, 1996 was $646.7 million, or 72.3% of sales, as compared to $529.2 million, or 73.1% of sales, for the same period in the prior year. As a percent of sales, gross margin was 27.8% for the 1996 period and 27.0% for the 1995 period. The major components of cost of goods sold are merchandise costs and, to a lesser extent, occupancy costs. For the 1996 period, merchandise costs as a percent of sales decreased primarily because the Company is selling a higher proportion of higher margin products such as footwear and apparel. Occupancy costs increased slightly as a percent of sales due to lower initial sales volumes for non-comparable stores opened in the second half of 1995.

    SG&A expenses for the 39 weeks ended October 27, 1996 were $219.6 million, or 24.5% of sales, as compared to $173.7 million, or 24.0% of sales, for the same period in the prior year. The 0.5% of sales increase in SG&A expenses was attributable to an increase in store payroll expenses partly due to

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


increased payroll related to the Company's TSA 2000 project, which was implemented in the second half of 1995, and the one time store payroll charge for reticketing. In addition, corporate general and administrative expenses increased due to start-up costs in the Company's joint venture in Japan. This is partially offset by a decrease in advertising due to leveraging of advertising expenses in multiple store markets.

    Pre-opening expense for the 39 weeks ended October 27, 1996 was $5.7 million, or 0.6% of sales, as compared to $4.2 million, or 0.6% of sales, for the same period in the prior year. Pre-opening expense increased $1.5 million due primarily to higher pre-opening occupancy expenses in three stores as a result of assuming existing lease obligations and, to a lesser extent, by the opening of 14 stores in the 1996 period versus 12 stores in the same period in the prior year.

    Operating income for the 39 weeks ended October 27, 1996 was $22.4 million or 2.5% of sales, as compared to operating income of $16.4 million, or 2.2% of sales, for the same period in the prior year. Operating income before pre-opening expense and goodwill amortization was $29.6 million, or 3.3% of sales, for the 39 weeks ended October 27, 1996, as compared to $22.0 million, or 3.0% of sales, for the same period in the prior year.

    Interest expense for the 39 weeks ended October 27, 1996 was $1.5 million, or 0.2% of sales, as compared to interest expense of $0.4 million (less than 0.1% of sales) for the same period in the prior year. The increase of 0.2% of sales was attributable to higher average borrowings under the Company's Revolving Credit Facility as a result of the increased store base. The interest expense is partially offset by interest income from short-term investments, a note receivable from a developer, and a participation in a privately placed mortgage note secured by one of the Company's store leases.

    Income tax expense for the 39 weeks ended October 27, 1996 was $8.7 million with an effective tax rate of 41.7%, as compared to income tax expense of $6.8 million with an effective tax rate of 42.5% for the same period of 1995. The decrease in the effective tax rate resulted primarily due to a decrease in state taxes, the tax rate differential of the Company's Canadian subsidiary, and the declining effect of non-deductible goodwill expense due to the growth of the Company's pre-tax income from the first 39 weeks of 1995 to the first 39 weeks of 1996. This was partially offset by the effect of a valuation allowance offsetting the income tax benefit related to the Company's joint venture in Japan.

    As a result of the foregoing factors, net income for the 39 weeks ended October 27, 1996 was $13.2 million or 1.5% of sales, as compared to net income of $9.2 million, or 1.3% of sales, for the same period in the prior year.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal capital requirements are to fund working capital needs and to open new stores in connection with its expansion strategy. For the 39 weeks ended October 27, 1996 these capital requirements have generally been satisfied by issuance of long-term convertible debt, cash and cash equivalents at the beginning of the year, borrowings under the Revolving Credit Facility and by cash flows from operations.

    Cash flows generated by operating, investing and financing activities as reported in the Consolidated Statements of Cash Flows for the 39 weeks ended October 27, 1996 are summarized below. The net increase in cash and cash equivalents for the 39 weeks ended October 27, 1996 was $53.7 million as compared to a decrease of $22.6 million for the same period in the prior year.

    Net cash used for operations was $9.9 million for the 39 weeks ended October 27, 1996 as compared to net cash provided by operations of $0.2 million for the same period in the prior year. Income before depreciation and amortization for the 39 weeks ended October 27, 1996 was $33.7 million. Depreciation and amortization expense resulted primarily from leasehold improvements, store fixtures and goodwill. Depreciation expense is expected to continue to increase in the future due to continued expansion and new store openings such as those discussed below. Other long-term liabilities increased due to increased step rent accruals as a result of the relative immaturity of the existing stores and the increased store base. In the other-net category, accrued taxes other than income taxes increased primarily due to a seasonal increase in accrued real estate and personal property taxes. These provisions of cash were offset by a seasonal increase in inventory net of accounts payable of $32.4 million. In the other-net category, accounts receivable and other current assets increased due to prepayment of estimated federal taxes relating to the fourth quarter of 1996. Income taxes payable decreased due to payment of the remaining 1995 taxes in 1996, as well as payment of estimated 1996 federal and state taxes relating to the first 39 weeks of 1996.

    Net cash used for investing was $91.6 million for the 39 weeks ended October 27, 1996, as compared to $55.8 million for the same period in the prior year. Capital expenditures in the first 39 weeks of 1996 included $47.4 million of expenditures associated with opening stores, of which $16.4 million was used for the development of the 14 stores opened in the first 39 weeks of 1996, and $31.0 million was used for stores to be opened subsequent to the third quarter. In addition, capital expenditures of $12.9 million were recorded for three locations purchased by the Company from the trustee under the Operating Lease Facility. The remaining $14.0 million was used to refurbish certain existing stores and purchase computer hardware and software for the corporate office. Other assets and deferred charges increased by $17.6 million due to the purchase of a participation in a privately placed mortgage note secured by one of the Company's stores, the acquisition of leases of two future store locations, and the issuance costs related to the long-term convertible debt.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


    Net cash provided by financing for the 39 weeks ended October 27, 1996 was $155.3 million, as compared to $33.1 million for the same period in the prior year. The increase for the first 39 weeks of 1996 was comprised principally of issuance of long-term convertible debt.

    Pursuant to the Company's rapid expansion program, the Company currently plans to open 18 stores during the remainder of 1996, resulting in a total of 32 new stores opened during the year and a year-end total of 168 stores. The Company currently plans to open at least 30 stores in 1997. Since the Company has decided to acquire, develop and own a number of its new stores, and begin implementation of a logistics program involving creation of a network of regional distribution centers, the Company expects that its capital expenditures will be up to $100 million and $125 million in 1996 and 1997, respectively. The Company will continue to finance a certain number of its new stores with operating leases, assuming availability and appropriate terms. To the extent stores are not financed with operating leases, capital expenditures will be higher by approximately $4 million to $8 million per location.

    The Company believes that anticipated cash flows from operations, borrowings under the Revolving Credit Facility, operating leases from developers and residual funds from the long-term convertible debt will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements through the end of 1997. In October 1996, the Company terminated its $50 million Operating Lease Facility, which provided financing for certain new store development. The Company continues to evaluate various sources of financing its expansion, and may seek to raise additional funds through debt or equity-related offerings, or through an additional commercial bank debt arrangement. The Company's Revolving Credit Facility currently provides for borrowings in a principal amount of $110 million at any one time. As of December 9, 1996, the Company had no borrowings under the Revolving Credit Facility.

    The Company's working capital at October 27, 1996 was $183.6 million compared with $82.1 million at October 22, 1995, an increase of $101.5 million. This increase was primarily due to an increase in cash of $50.9 million as a result of the $149.5 million convertible debt issue in September 1996. In addition, inventory net of trade payables increased $29.8 million due to the Company's opening of 31 stores since October 22, 1995, and the Company had no short-term debt as of October 27, 1996 as a portion of the proceeds from the long-term convertible debt were used to pay the remaining balance in the Revolving Credit Facility.

                           THE SPORTS AUTHORITY, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS - CONTINUED


SEASONALITY AND INFLATION

    The Company's business is highly seasonal, with its highest sales and operating profitability occurring in the fourth quarter, which includes the holiday selling season. In fiscal 1995, 30.8% of the Company's sales and 57.0% of its operating income occurred in the fourth quarter. The Company's expansion program generally is weighted with store openings in the second half of the fiscal year. In the future, changes in the number and timing of store openings may change seasonality trends.

    Management does not believe inflation had a material adverse effect on the financial statements for the periods presented.

                           THE SPORTS AUTHORITY, INC.



Part II.      OTHER INFORMATION

              Item 2.     Changes in Securities

                           As reported in the Company's Form 8-K filed on
               September 24, 1996, on September 20, 1996 the Company issued $149,500,000 principal amount of 5.25% Convertible Subordinated Notes due September 15, 2001 (the "Notes").

                           The Notes were sold to Goldman, Sachs & Co. for
                $145,762,500 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act") under Section 4(2) thereof. Of the Notes, $19,540,000 aggregate principal amount were resold in offshore transactions in reliance on the exemption from the registration requirements of the 1933 Act provided by Regulation S and $129,960,000 aggregate principal amount were resold to "qualified institutional buyers," as defined in Rule 144A, in reliance on the exemption from the registration requirements of the 1933 Act provided by Rule 144A.

                           The Notes are convertible into shares of Common Stock
                of the Company at the rate of 30.6419 shares per $1,000 principal amount of Notes (equivalent to $32.635 per share), subject to adjustment, at any time on or after the 90th day following the last original issue date of the Notes and prior to the close of business on the maturity date, unless previously redeemed or repurchased. Holders of Notes called for redemption or repurchase will be entitled to convert the Notes up to and including, but not after, the date fixed for redemption or repurchase, as the case may be.

                           THE SPORTS AUTHORITY, INC.


Part II.      OTHER INFORMATION

              Item 6.     Exhibits and Reports on Form 8-K

                          (a)  Exhibits:

                               See Exhibit index on Page 19

                          (b)  Reports on Form 8-K:

                           The Company filed a Form 8-K September 24, 1996
               reporting under Item 5 the issuance of $149,500,000 principal amount of 5.25% Convertible Subordinated Notes due September 15, 2001.

                           THE SPORTS AUTHORITY, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THE SPORTS AUTHORITY, INC.



Date:  December 9, 1996              By:  /s/ RICHARD J. LYNCH, JR.
                                          -------------------------
                                           Richard J. Lynch, Jr.
                                           President, Chief Operating Officer
                                           and Director



Date:  December 9, 1996             By: /s/ ANTHONY F. CRUDELE
                                        ----------------------
                                           Anthony F. Crudele
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)


                                INDEX TO EXHIBITS


                                                                                SEQUENTIAL
EXHIBITS                                                                        PAGE NUMBER
                                                                                -----------
4.1    Indenture, dated as of September 20, 1996, by and between the Company and The Bank of New York, as Trustee, relating to the Company's
       $149,500,000 5.25% Convertible Subordinated Notes due September 15, 2001
       (including forms of note), incorporated by reference to Exhibit 4.1 to
       Registration Statement No. 333-16877 on Form S-3.

4.2 Registration Rights Agreement, dated as of September 20, 1996, by and between the Company and Goldman, Sachs & Co., relating to the Company's
       $149,500,000 5.25% Convertible Subordinated Notes due September 15, 2001, incorporated by reference to Exhibit 4.2 to Registration Statement No.
       333-16877 on Form S-3.

10.1   First Amendment to Joint Venture Agreement, entered into on September 6,      20
       1996 effective as 20 of January 19, 1995, by and between the Company and
       JUSCO Co., Ltd., amending the Joint Venture Agreement filed as Exhibit
       10.14 to the Company's Form 10-K for 1994.

10.2   Employment Agreement, dated as of August 29, 1996, by and between the         28
       Company and Jack A. 28 Smith.

10.3   Lessor's Statement of Termination, dated October __, 1996, made (pursuant     34
       to a notice from 35 the Company) by Harris Trust and Savings Bank in favor of the Company, The Sports Authority Florida, Inc. and The Sports
       Authority Michigan, Inc., terminating the Participation Agreement, dated as of July 11, 1995, among the Company, Harris Trust and Savings Bank,
       FBTC Leasing Corp., BNY Leasing Corporation, Bank of Montreal, First
       Union National Bank of Florida, Pearl Street, L.P. and certain other financial institutions named therein, which Participation Agreement was filed as Exhibit 10.16 to the Company's Form 10-Q for the second quarter of 1995.

11.1   Computation of earnings per share                                             37