Form 10-K
period 1996-12-29
SUNBEAM CORP/FL/
filed 1997-03-31
CIK 3662

--------------------------------------------------------------------
--------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             FOR THE TRANSITION PERIOD FROM _________ TO _________.

                          COMMISSION FILE NUMBER 1-52

                                 [SUNBEAM LOGO]

                              SUNBEAM CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                              25-1638266
     (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
     INCORPORATION OR ORGANIZATION)

   1615 S. CONGRESS AVENUE, SUITE 200
         DELRAY BEACH, FLORIDA                           33445
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

                                (561) 243-2100
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS:           NAME OF EACH EXCHANGE ON WHICH REGISTERED:
 COMMON STOCK, $0.01 PAR VALUE              NEW YORK STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of all classes of the registrant's voting stock held by non-affiliates as of March 21, 1997 was approximately $2,151,896,208.

     On March 21, 1997, there were 84,497,304 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

--------------------------------------------------------------------
--------------------------------------------------------------------

                     SUNBEAM CORPORATION AND SUBSIDIARIES
                                 ANNUAL REPORT
                                 ON FORM 10-K

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                         ------
PART I
 ITEM 1.    BUSINESS
            General. ...................................................    1
            Restructuring and Growth Plan ..............................    1
            Products    ................................................    2
            Competitive Strengths   ....................................    3
            Customers   ................................................    4
            Patents and Trademarks  ....................................    5
            Employees   ................................................    5
            Seasonality    .............................................    5
            Raw Materials  .............................................    5
            Environmental Matters   ....................................    5
 ITEM 2.    PROPERTIES  ................................................    9
 ITEM 3.    LEGAL PROCEEDINGS    .......................................    9
 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   ......   10
            EXECUTIVE OFFICERS OF THE REGISTRANT   .....................   10

PART II
 ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS  .......................................   12
 ITEM 6.    SELECTED FINANCIAL DATA    .................................   13
 ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS    .....................   14
 ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  ...............   18
 ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE    .....................   18

PART III
 ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT    ......   18
 ITEM 11.   EXECUTIVE COMPENSATION  ....................................   18
 ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT  ................................................   19
 ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  ............   19

PART IV
 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K    .............................................   19
SIGNATURES   ............................................................  22

                                    PART I

ITEM 1. BUSINESS

GENERAL

     Sunbeam Corporation (collectively with its subsidiaries, the "Company" or "Sunbeam") is a leading designer, manufacturer and marketer of branded consumer products. The Company's primary business is the manufacture, marketing and distribution of durable household consumer goods through mass market and other distributors in the United States and internationally. The Company also sells its products to commercial end users such as hotels and other institutions (the "Away From Home" category of the business).

     The Company's product categories are: (1) Appliances (mixers, blenders, food steamers, bread makers, rice cookers, coffee makers, toasters, irons and garment steamers) (2) Health Care (vaporizers, humidifiers, air cleaners, massagers, hot and cold packs, blood pressure monitors and scales) (3) Personal Care and Comfort (shower massagers, hair clipper and trimmers, electric warming blankets and throws) (4) Outdoor Cooking (electric, gas and charcoal grills and grill accessories) and (5) Away From Home (clippers and related products for the professional and veterinarian trade and sales of products to commercial and institutional channels). The International Group is responsible for sales (primarily of small appliances, personal care and comfort products, professional clippers and related products and grills) in all countries other than the United States.

     Sunbeam products enjoy a long-standing reputation for quality, and a majority of the Company's sales are from products which hold the number one or two market share in their respective product categories.

     The Company was organized in 1989 (as Sunbeam-Oster Company, Inc.) and in September 1990, Sunbeam acquired the assets and assumed certain liabilities, through a reorganization, of Allegheny International, Inc. (the "Predecessor"), an entity operating as a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code since 1988. In August 1992, the Company completed a public offering of 20,000,000 shares of its common stock. In May 1995, the Company changed its name from Sunbeam-Oster Company, Inc. to Sunbeam Corporation.

RESTRUCTURING AND GROWTH PLAN

     In the Fall of 1996, under newly elected Chairman, Albert J. Dunlap, the Company announced a major restructuring and growth plan. The restructuring portion of the plan has been substantially completed, resulting in a significant reduction in employees, facilities and costs, all of which is anticipated to generate approximately $225 million in annual savings for the Company. As a part of the restructuring plan, the Company also announced that it would divest certain lines of business. The Company has completed the sales of its furniture, time and temperature and decorative bedding businesses and anticipates the completion of the divestiture of its textile mill in Biddeford, Maine and its Counselor/Registered trademark/ and Borg/Registered trademark/ scale business in the first half of 1997.

     The Company's restructuring plan includes the closure of 18 factories and 6 office facilities, resulting in the consolidation of all corporate offices into a single headquarters office located in Delray Beach, Florida and an administrative facility at its Hattiesburg manufacturing and distribution facility. The number of manufacturing facilities will be reduced from twenty-six to eight (four in the US and four international). See "Properties" below.

     The Company has also consolidated all purchasing functions, substantially reduced the number of stock keeping units maintained by the Company and outsourced certain back-office administrative activities.

     The Company has also developed a comprehensive three year growth plan for its core businesses. Sunbeam's goal is for revenues to double, reaching $2 billion, by 1999, with operating margins improving to 20% of sales. This revenue growth is anticipated to be derived, in large part, by the development of new innovative products and the globalization of the Company. Domestically, the goal is to introduce at least 30 new products each year. On the international side, the Company has a goal to triple international sales to $600 million by 1999. The Company expects to sign fifteen new international distributor and licensing agreements by April 1997 and many more throughout the remainder of the year. The Company has already launched 42 new 220 volt products for international markets. The Company has also identified new channels of distribution as sales growth opportunities, including commercial organizations and "direct to the consumer" channels such as catalogs, the Internet and Sunbeam/Registered trademark/ factory outlet stores.

     Both international expansion and new product introductions will be supported by a significant investment in a major new advertising program that is geared to rebuilding SUNBEAM/Registered trademark/ and OSTER/Registered trademark/ brand awareness in the marketplace. The Company is well on its way to accomplishing its brand repositioning strategy, in large part due to a $12.0 million advertising campaign in the fourth quarter of 1996 which has already increased Sunbeam's brand relevance with consumers by 25%, as tabulated by a leading independent market research organization.

PRODUCTS

     In connection with the Company's 1996 restructuring, the Company redefined its core product categories as specified below:

APPLIANCES

     Small kitchen appliances including Mixmaster/Registered trademark/ stand mixers, hand mixers, Osterizer/Registered trademark/ blenders, food processors, toasters, can openers, coffee makers, breadmakers, waffle makers, and culinary accessories, are sold primarily under the Sunbeam/Registered trademark/, Oster/Registered trademark/ and Oster Designer/Registered trademark/ brand names. The Company holds the number one or two market positions in blenders, mixers, and breadmakers. This product category also encompasses garment care appliances consisting of irons and steamers. Sales of appliances accounted for approximately 29% of the Company's domestic net sales in 1996.

HEALTH CARE

     The Company markets its home health products under the trademark Health at Home/Registered trademark/. These products include heating pads, bath scales, blood pressure and other health-monitoring instruments, massagers, vaporizers, humidifiers and dental care products. Sales of health care products accounted for approximately 11% of the Company's domestic net sales in 1996.

PERSONAL CARE AND COMFORT

     The Company's personal care products include shower massagers, consumer hair clippers and trimmers and a broad line of electric blankets, comforters and Cuddle-Up/Registered trademark/ heated throws. The Company holds the number one market position in electric blankets and heated throws. Sales of personal care and comfort products accounted for approximately 21% of the Company's domestic net sales in 1996.

OUTDOOR COOKING

     Sunbeam is a leading supplier of outdoor barbecue grills. Sunbeam has the leading market share position in the gas grill industry. Barbecue grills consist of propane, natural gas, electric and charcoal models sold primarily under the Sunbeam/Registered trademark/ and Grillmaster/Registered trademark/ brand names. Sales of outdoor cooking products accounted for approximately 29% of the Company's domestic net sales in 1996.

AWAY FROM HOME

     The Company markets a line of professional barber and beauty equipment, including electric and battery clippers, replacement blades and other grooming accessories sold to both conventional retailers and through professional distributors. In addition, the Company is expanding the marketing of its appliances and personal care and comfort products to institutional and commercial channels. Sales of away from home products described above accounted for approximately 5% of the Company's domestic net sales in 1996.

INTERNATIONAL

     The Company markets a variety of products (primarily small kitchen appliances, personal care and comfort products, professional clippers and related products and grills) outside the U.S. While the Company sells many of the same products domestically and internationally, it also sells products designed specifically to appeal to foreign markets. The Company, through its foreign subsidiaries, has a manufacturing facility in Venezuela, and sales offices in the United Kingdom and Hong Kong. The Company's international products are sourced from the Company's United States, Mexican or Venezuelan manufacturing operations or from vendors primarily located in Asia. International sales accounted for approximately 19% of the Company's total net sales in 1996.


     To date, the Company's activities outside the United States have been primarily focused in Mexico, South and Central America and Canada. The Company enjoys a strong market position in a number of product categories in Latin America. The Oster- brand has the leading market share in small appliances in a number of Latin American countries.The Company intends to focus on expanding its business in South and Central America by introducing broader product offerings, achieving increased market penetration and expanding geographically into South American countries where the Company has historically not been represented by introducing new 220 volt products. The Company has introduced 42 such products in the last year and continues to develop such products at an increasing rate. The Company also intends to expand its product offerings in the Far East and Europe. The Company may choose to approach these markets directly through its own operations, by acquisition, or through international joint ventures or other types of strategic alliances. The Company has recently entered into new distribution or licensing arrangements providing for the distribution of Sunbeam and/or Oster goods into additional countries in South America, Africa and the Far East.

COMPETITIVE STRENGTHS

     Worldwide, Sunbeam competes in markets with a number of well-established United States and foreign companies on the basis of various strengths, depending on the country, product category and distribution channels. The Company believes that it is well-positioned to pursue continued growth as a result of several competitive strengths, which include the following.

     DISTRIBUTION NETWORK. The Company has one of the premier mass merchant distribution networks serving large national retailers in the United States. The Company also has a strong network of well-established distributors and service organizations in Latin America. The Company supports its customers needs with strong warehousing and distribution capabilities, a broad, high-quality product portfolio and electronic data interchange ("EDI") and just in time product delivery capabilities. The Company markets its products through virtually every category of retailer including mass merchandisers, catalog showrooms, warehouse clubs, department stores, catalogues, Company-owned outlet stores, television shopping channels, hardware stores, home centers, drug and grocery stores, and pet supply retailers, as well as independent distributors and military post exchange outlets.

     STRONG POSITION IN CONSOLIDATING RETAIL ENVIRONMENT. The consolidation trend in the retail industry has resulted in the emergence and global expansion of large mass merchandisers that demand financially strong, efficient suppliers which offer a broad range of innovative, quality products with the ability to make timely shipments in large volumes and provide strong promotional and merchandising support. The Company has benefited from this trend and believes it has the opportunity to further expand distribution with a number of retailers and increase its penetration of existing accounts. In 1996, the Company sold products to virtually all of the top 100 U.S. retailers, including Wal-Mart, Target Stores, Kmart, Sears, Roebuck & Co., Service Merchandise, Home Depot, Lowes, Costco, Sam's Club, Walgreens, Eckerd and Bed Bath & Beyond.

     BRAND NAME RECOGNITION. The Sunbeam/Registered trademark/ and Oster/Registered trademark/ brands have been household names for generations. The Company believes that these brands, along with its other well-known secondary names such as Mixmaster/Registered trademark/ and Osterizer/Registered trademark/ draw customers into retail stores specifically to purchase products bearing these brand names. During the past year, the Company has spent over $75 million for advertising and sales promotion to support brand recognition.

     MARKET LEADERSHIP. The majority of Sunbeam sales are from products in which the Company holds the number one or two market share position. The Company believes that this combination of leading brand-name products and breadth of product offerings makes Sunbeam an attractive vendor to retailers who are consolidating their suppliers.


CUSTOMERS

     The rapid growth of large mass merchandisers and warehouse clubs and changes in consumer shopping patterns have contributed to a significant consolidation of the U.S. retail industry and the formation of dominant multi-category retailers. Sunbeam has positioned itself to respond to the challenges of this changing retail environment by pursuing strategic relationships with large, high-volume merchandisers. The Company markets its products through virtually every category of retailer including mass merchandisers, catalog showrooms, warehouse clubs, department stores, hardware stores, catalogues, television shopping channels, home centers, drug and grocery stores, and pet supply retailers, as well as independent distributors and the military post exchange services. The Company's largest customer, Wal-Mart Stores, Inc., accounted for approximately 19% of sales in 1996.

     Retailers are pursuing a number of strategies in their competition to deliver the highest-quality, lowest-cost brand name products. A growing trend among retailers is to purchase on a "just-in-time" basis in order to reduce inventory costs and increase returns on investment. This trend has required increased working capital investments for manufacturers and requires manufacturers to more closely monitor consumer buying patterns as retailers shorten their lead times for orders. Currently, most Sunbeam products sold to U.S. retailers are manufactured at the Company's own facilities in North America. This enables the Company to provide rapid, reliable delivery in order to maximize customers' inventory turns. The Company intends to support its retail partners' "just-in-time" inventory strategies through investments in, among other things, improved forecasting systems, more responsive manufacturing and distribution capabilities and electronic communications. Currently, Sunbeam has approximately 75% of its U.S. customer sales on electronic data interchange (EDI) systems.

     The amount of backlog orders at any point in time is not a significant factor in the Company's business.

PATENTS AND TRADEMARKS

     Sunbeam believes that an integral part of its strength is its ability to capitalize on the Sunbeam/Registered trademark/ and Oster/Registered trademark/ trademarks which are registered in the United States and in numerous foreign countries. Widely recognized throughout North America, South and Central America and Europe, these registered trademarks, along with Osterizer/Registered trademark/, Mixmaster/Registered trademark/, Toast Logic/ Trademark/, Steammaster/Registered trademark/, Oskar/Registered trademark/, Grillmaster/Registered trademark/ and "Blanket with a Brain/ Trademark/" brands are important to the success of the Company's products. Other important trademarks within Sunbeam include Oster Designer /Registered trademark/ line and Cuddle-Up/Registered trademark/.

     Sunbeam holds several patents covering a wide variety of products, the loss of any one of which would not have a material adverse effect on the Company's business taken as a whole.

EMPLOYEES

     The Company currently has approximately 6,000 employees; as of December 29, 1996, the Company had approximately 9,000 employees. As a result of the Company's restructuring plan, employment was reduced from approximately 12,000 people to approximately 6,000 people. Other than at two facilities (both of which are expected to be sold or closed by fall of 1997), none of the Company's full-time workforce has domestic union representation. Sunbeam has had no labor-related work stoppages and, in the opinion of management, relations with its employees are generally good.

SEASONALITY

     On a consolidated basis, Sunbeam sales do not exhibit substantial seasonality. However, sales of outdoor cooking products are strongest in the first half of the year, while sales of appliances and personal care and comfort products are strongest in the second half of the year. In addition, sales of a number of the Company's products, including warming blankets, vaporizers, humidifiers and grills may be impacted by weather conditions.

RAW MATERIALS

     The raw materials used in the manufacture of the Company's products are available from numerous suppliers in quantities sufficient to meet normal requirements. The Company's primary raw materials include aluminum, steel, resin, copper, and corrugated cardboard for cartons.

ENVIRONMENTAL MATTERS

     The Company's operations, like those of comparable businesses, are subject to certain federal, state, local and foreign environmental laws and regulations in addition to laws and regulations regarding labeling and packaging of products and the sale of products containing certain environmentally sensitive materials ("Environmental Laws"). The Company believes it is in substantial compliance with all

Environmental Laws which are applicable to its operations. Compliance with Environmental Laws involves certain continuing costs; however, such costs of ongoing compliance have not resulted, and are not anticipated to result, in a material increase in the Company's capital expenditures or to have a material adverse effect on the Company's results of operations, financial condition or competitive position.

     In addition to ongoing environmental compliance at its operations, the Company also is actively engaged in certain environmental remediation activities relating primarily to divested operations. As of December 31, 1996, the Company had been identified by the United States Environmental Protection Agency
("EPA") as a potentially responsible party ("PRP") in connection with seven (7) sites subject to the federal Superfund law and two (2) sites subject to state Superfund laws comparable to the federal law (collectively the "Environmental Sites"), exclusive of sites at which the Company has been designated (or expects to be designated) as a de minimis (less than 1%) participant .

     The Superfund Act, and related state environmental remediation laws, generally authorize governmental authorities to remediate a Superfund site and to assess the costs against the PRPs or to order the PRPs to remediate the site at their expense. Liability under the Superfund Law is joint and several and is imposed on a strict basis, without regard to degree of negligence or culpability. As a result, the Company recognizes its responsibility to determine whether other PRPs at a Superfund site are financially capable of paying their respective shares of the ultimate cost of remediation of the site. Whenever the Company has determined that a particular PRP is not financially responsible, it has assumed for purposes of establishing reserve amounts that such PRP will not pay its respective share of the costs of remediation. To minimize the Company's potential liability with respect to the Environmental Sites, the Company has actively participated in steering committees and other groups of PRPs established with respect to such sites. The Company currently is engaged in active remediation activities at seven (7) sites, four (4) of which are among the Environmental Sites referred to above, and three (3) of which have not been designated as Superfund sites under federal or state law.

     In addition, the Company is engaged in environmental remediation activities at 2 sites in Newburgh Heights, Ohio, where a subsidiary formerly conducted operations. The Company has been actively cooperating with the United States Nuclear Regulatory Commission and state regulatory authorities in developing a plan for remediation of those sites. Remediation of one of the sites, the Harvard Avenue Site, is nearly complete. Active remediation is underway at the other site-the Bert Avenue Site and is anticipated to be completed in 1997.

     The Company's costs for environmental remediation activities have not had a material adverse effect on the Company's results of operations, financial condition or competitive position. The Company has established reserves to cover the anticipated probable costs of remediation, based upon periodic reviews of all sites for which the Company has, or may have, remediation responsibility. As of December 29, 1996, the amount of such reserves was approximately five percent of the Company's total liabilities as set forth in the consolidated financial statements. Such environmental reserves do not consider offsets for potential insurance recoveries from certain of the Company's liability insurance carriers which the Company continues to pursue.

     Due to uncertainty over the remedial measures to be adopted at some sites, the possibility of changes in the Environmental Laws, and the fact that joint and several liability with the right of contribution is possible at federal and state Superfund sites, the Company's ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of December 31, 1996. However, the Company believes, based on existing information, that the costs of completing the environmental remediation of all sites for which the Company has a remediation responsibility have been adequately reserved and that the ultimate resolution of these matters will not have a material adverse effect upon the Company's financial condition.

     In December 1996, the Company reached a negotiated settlement with the EPA with regard to a notice of violation concerning the construction and operation of two paint lines at the Company's

Neosho, MO facility prior to obtaining the necessary permits for construction and operation. The original penalty proposed by the EPA was in the amount of approximately $2 million, but the Company and the EPA have negotiated a settlement of the EPA's lawsuit against the Company for a lesser amount. The settlement amount of $829,825 recognizes the benefits of a "supplemental environmental project" which consisted of the Company's installation of nominal emission powder coating lines to replace solvent paint lines. The Company is awaiting proposed settlement documentation from the EPA and anticipates formal resolution of this matter by the second quarter of 1997.

     In December 1996, the Company paid a negotiated penalty to the EPA in the amount of $110,138 to settle violations arising from the Company's failure to file certain mandatory Form R reports for 1990 through 1994. The originally proposed penalties had been in the amount of $946,596, and the Company was able to negotiate a reduced penalty amount due to the fact that the EPA agreed to apply its self-policing/self-disclosure policy. The Company voluntarily notified the EPA of its deficiencies in filing the Form R reports promptly upon learning of the reporting deficiencies.

     The Company is not a party to any other administrative or judicial proceeding to which a governmental authority is a party and which involves potential monetary sanctions, exclusive of interest and costs, of $100,000 or more.

CAUTIONARY STATEMENTS

     Certain of the information contained herein (including Management's Discussion and Analysis of Financial Condition and Results of Operations) contains "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995, as the same may be amended (herein the "Act") and in releases made by the Securities and Exchange Commission ("SEC") from time to time.

     These Cautionary Statements are being made pursuant to the Act, with the intention of obtaining the benefits of the "Safe Harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors.

     /bullet/ The Company's performance should be expected to be affected by the strength of the retail economy, primarily in the United States, but also in Canada and Latin America. Weakness in consumer confidence and retail outlets (including the financial weakness or bankruptcy of retail outlets, especially mass merchants) should be expected to adversely impact the Company's future financial results.

     /bullet/ The Company operates in a highly competitive environment with numerous competitors which are financially strong and capable of competing effectively with the Company in the marketplace. Such competitors may take actions to meet the Company's new product introductions and other initiatives. Some competitors may be willing to accept lower margins and to reduce prices to compete with the Company. As a result, the Company could fail to achieve anticipated sales increases, to realize anticipated price increases, or otherwise fail to meet its anticipated results. Any of such circumstances would likely have an adverse effect on future financial performance, which effect could be material.

     /bullet/ The Company manufactures most of its products, although it also sources some products from third parties. The Company's ability to realize operating profits is dependent upon its ability to timely manufacture, source and deliver products which may be sold for a profit. Labor difficulties, delays in delivery or pricing of raw materials and/or sourced products, scheduling and transportation difficulties, management dislocations and delays in development and manufacture of new products can negatively affect operating profits.

     /bullet/ As a consumer goods distributor, the Company's results of operations can be negatively impacted by product liability lawsuits and/or by higher than anticipated rates of warranty returns or other returns of goods.

     /bullet/ The Company expects to substantially increase the amount of business conducted by it outside North America. If the Company fails to achieve anticipated market penetration in areas of the world into which the Company currently expects to expand its sales, such event is likely to have an adverse effect on the Company's future financial performance, which effect could be material. Expansion of the Company's sales in foreign markets depends upon many factors, including the states of economies in foreign countries, the strength of consumer demand in those countries for products which the Company sells (or expects to sell in those markets), the strength of competition from other global consumer products companies and other factors which may negatively affect the Company's anticipated performance in those markets.

     /bullet/ The Company currently manufactures some products and has sales in such economies as those of Mexico and Venezuela, both of which economies have been unstable or hyperinflationary in recent years. The economies of other foreign countries important to the Company's expansion plans, including other countries in Latin America and developing countries throughout the world, could suffer similar instability in the future. Such factors as currency devaluations, new tariffs, changes in monetary policies, inflation, governmental instability and similar matters could negatively affect the Company's anticipated performance in foreign markets. The occurrence of any of these circumstances could have an adverse effect on future financial performance, which effect could be material.

     /bullet/ A significant portion of the cost of goods manufactured by the Company in North America is raw material cost. The Company has implemented changes in its purchasing function which the Company anticipates will enable it to purchase raw materials more efficiently and economically than it has in the past. The success of the Company's purchasing initiatives may be affected by many factors beyond the Company's control, such as commodity pricing generally and higher prices for the specific raw materials required by the Company. In addition, the Company's initiatives to reduce the cost of raw materials simply may not achieve savings in amounts which the Company anticipates. A material failure by the Company to achieve the anticipated reductions in raw material costs would likely have an adverse effect on anticipated future financial performance, which effect could be material.

     /bullet/ The Company anticipates realizing price increases for certain of its products. The Company operates in a highly competitive industry, and its ability to realize price increases may be limited due to competitive pressures. If there is a material failure to realize anticipated price increases, margins likely will be lower than anticipated by the Company, and this will likely have an adverse effect on future financial performance, which effect could be material.

     /bullet/ The Company anticipates that it will be able to more rapidly develop and introduce a substantial number of new and innovative products in the future. However, the Company may prove unable to meet its more aggressive schedules for future product development. Failure to develop and manufacture new products in the amounts and with the quality anticipated or a failure to reduce the cycle time for new product introductions would likely have an adverse effect on future financial performance, which effect could be material.

     /bullet/ Sales of certain of the Company's products can be negatively impacted by abnormal weather conditions during different seasons and quarters of the year.

     /bullet/ The Company has entered into various arrangements with third parties for the provision of back-office administrative services previously provided with internal resources, including provision of all necessary computer systems. Failure of any of these third party service providers to perform in accordance with their respective agreements with the Company could result in disruptions of the Company's normal business operations with a consequent impact on sales, collections, cash flow and/or profitability.

     /bullet/ The Company's profitability may be negatively impacted by underabsorption of manufacturing costs resulting from underutilization of manufacturing capacity if the Company's sales growth is less than anticipated.

     /bullet/ The Company's ability to realize the cost savings anticipated from the restructuring plan will be affected by, among other items, the Company's ability to complete facility rationalization initiatives in a timely manner without negatively impacting production during such transition.

ITEM 2. PROPERTIES

     In conjunction with the Company's formal restructuring plan and divestiture activities, Sunbeam has reduced the total square footage of active manufacturing, administrative, distribution and warehouse floorspace to 3.6 million square feet from 7.2 million square feet at the same time last year.

     Active United States manufacturing, warehouse, and office locations (upon completion of the restructuring plan) are set forth below. In addition to the facilities set forth below, the Company leases warehouse space on a short-term basis when needed and leases space in various malls for its Sunbeam outlet stores. Except as otherwise noted, each location is used for manufacturing, warehousing and related administrative office space.

UNITED STATES                       SQUARE FEET         TITLE
-------------                       -----------         -----
Brownsville, Texas   ............        48,000       Leased(1)
Delray Beach, Florida   .........        51,073       Leased(2)
Del Rio, Texas    ...............        10,560       Leased(1)
Hattiesburg, Mississippi   ......       725,000       Owned
Hattiesburg, Mississippi   ......       300,000       Leased(1)
McMinnville, Tennessee  .........       169,400       Leased
Neosho, Missouri  ...............       853,714       Owned/Leased
Waynesboro, Mississippi    ......       887,200       Leased
                                      ----------
  Total  ........................     3,044,947
                                      ==========

     Active properties outside the United States are as follows:

INTERNATIONAL                      SQUARE FEET        TITLE
-------------                      -----------        -----
Acuna, Mexico    ...............       110,000       Owned
Barquisimeto, Venezuela   ......        75,686       Owned
Caracas, Venezuela  ............         9,867       Leased(3)
Kowloon, Hong Kong  ............        10,076       Leased(3)
Matamoros, Mexico   ............        91,542       Owned
Milton Kaynes, England  ........         5,928       Leased(3)
Tlalnepantla, Mexico   .........       297,927       Owned
                                      ---------
  Total    .....................       601,026
                                      =========

----------------

(1) Warehouse only
(2) Corporate headquarters
(3) Administration
(4) Warehouse and administration

     The Company believes that its existing facilities will adequately provide sufficient suitable capacity to implement its operating plans.

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries are involved in various lawsuits arising from time to time which the Company considers to be ordinary routine litigation incidental to its business. In the opinion of the Company, the resolution of these matters, and of certain matters relating to prior operations of the Predecessor, individually or in the aggregate, will not have a material adverse effect upon the financial position or results of operations of the Company. The Company has established reserves for pending litigation which the Company considers to be adequate to cover loss contingencies determined by the Company associated with such proceedings.

     See "Environmental Matters" under Item 1 for a description of certain legal proceedings related to environmental matters, which provision is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended December 29, 1996, there were no matters submitted to a vote of the Company's security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

NAME                         AGE                              TITLE
----                         ---                              -----
Albert J. Dunlap   ......    59       Chairman, Chief Executive Officer and Director
Russell A. Kersh   ......    43       Executive Vice President, Finance and Administration
David C. Fannin    ......    51       Executive Vice President, General Counsel and Secretary
Donald R. Uzzi  .........    44       Executive Vice President, Consumer Products Worldwide
Jack Dailey  ............    57       Vice President, Corporate Purchasing and Logistics
Edwin T. Derecho   ......    39       Vice President, Treasurer
Robert J. Gluck    ......    39       Vice President, Controller
Lee Griffith    .........    56       Vice President, Sales
Janet G. Kelley    ......    43       Vice President, Associate General Counsel
Gary Mask    ............    48       Vice President, Human Resources
Kevin McBride   .........    42       Vice President, Marketing and Product Development
Ronald L. Newcomb  ......    53       Vice President, Manufacturing
R. Dixon Thayer    ......    45       Vice President, International
Robert P. Totte    ......    43       Vice President, Taxes

     ALBERT J. DUNLAP has been Chairman and Chief Executive Officer of Sunbeam Corporation since July 18, 1996. From April 1994 to December 1995 he was Chairman and Chief Executive Officer of Scott Paper Company. From 1991 to 1993, Mr. Dunlap was the Managing Director and Chief Executive Officer of Consolidated Press Holdings Limited (an Australian media, chemicals and agricultural operation). Mr. Dunlap is a Director of General Oriental Investments Limited.

     DAVID C. FANNIN has been Executive Vice President, General Counsel and Secretary since January 1994. From 1979 until 1993, he was a partner in the law firm of Wyatt, Tarrant and Combs.

     RUSSELL A. KERSH has been Executive Vice President, Finance and Administration of Sunbeam Corporation since July 22, 1996. From June 1994 to December 1995 he was Executive Vice President, Finance and Administration of Scott Paper Company. Mr. Kersh served as the Chief Operating Officer of Addidas America from January 1993 to May 1994. He is a Director of Basic Petroleum International, Ltd. (a Guatemalan petroleum company).

     DONALD R. UZZI has been Executive Vice President, Consumer Products Worldwide since January, 1997. From November 1996 to January 1997, he held the position of Senior Vice President, Global Marketing. Mr. Uzzi joined the Company in September 1996 as Vice President, Marketing and Product Development. From January 1993 to July 1996, Mr. Uzzi served as President of the Beverage Division of Quaker Oats. During 1990 to 1992, Mr. Uzzi was employed by Pepsi Cola as Senior Vice President for North America (1992) and Vice President and General Manager of the Mid-Atlantic Division (1990-1991).

     JACK DAILEY has been Vice President, Corporate Purchasing and Logistics since July 1996. He was Vice President, Purchasing at Scott Paper Company from April 1994 to December 1995. Prior to that time, he was Vice President and General Manager of North American Operation for Inmac (a business computer products direct response company) from August 1988 to February 1994.

     EDWIN T. DERECHO joined the Company as Vice President and Treasurer in October 1994. Prior to joining the Company, Mr. Derecho held the position of Director of Capital Markets at PepsiCo, Inc. from March 1992. From 1986 to 1992 he was employed at Citibank, N.A., most recently as a Vice President.

     ROBERT J. GLUCK has been a Vice President of the Company since December 1992 and was named Vice President, Controller in February 1995. Mr. Gluck was employed by the public accounting firm of Ernst & Young from 1981 until 1992.

     LEE GRIFFITH has been Vice President, Sales since September 1996. He was previously with Scott Paper Company where he served as President and Chief Executive Officer of Scott Paper Limited of Canada since January 1995. Prior to that date, Mr. Griffith was employed by Scott Paper Company as Vice President, Consumer Sales for North America (from 1994 to 1995) and Vice President, U.S. Consumer Business (from 1988 to 1994).

     JANET G. KELLEY has been Vice President since February 1996 and Associate General Counsel since July 1995. She was Group Counsel from March 1994. From 1984 to 1994, Ms. Kelley was a partner in the law firm of Wyatt, Tarrant & Combs.

     GARY MASK joined the Company in March 1997 as Vice President, Human Resources. He was employed as Vice President, Human Resources of Cavenham Forest Industries (the successor to Crown Zellerbach Corporation) from 1984 through February 1997.

     KEVIN MCBRIDE has been Vice President, Marketing and Product Development since January 1997. From January 1994 to June 1996, he was Vice President, Marketing of Circle K Stores, Inc. From September 1991 to December 1993, he was a Managing Director of Cambridge Group East, a management consulting company.

     RONALD L. NEWCOMB has been Vice President, Manufacturing since September 1996. Prior to his employment with Sunbeam, Mr. Newcomb was Vice President, Operations, Worldwide Household Products Group for Black & Decker from August 1994 to August 1996. From August 1989 to August 1994, he was Vice President of Operations and Manufacturing for Textron Lycoming.

     R. DIXON THAYER has been Vice President, International since September 1996. Prior to joining Sunbeam, Mr. Thayer was Vice President, Global Research, Development Engineering and Global Growth for Kimberly Clark from December 1995. Prior to that date, Mr. Thayer held various positions with Scott Paper Company, including Vice President, New Product Development (from April to December 1995), Vice President and General Manager of Europe ASH from January 1991 to April 1995.

     ROBERT P. TOTTE has been Vice President, Taxes since May 1993. He was National Tax Director for Domino's Pizza, Inc. from 1985 until 1993.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is listed and traded on the New York Stock Exchange under the symbol "SOC". The Company has paid quarterly cash dividends of $.01 per share since December 15, 1992. The Company presently intends to continue to pay cash dividends at a quarterly rate of $.01 per share; however, future payments of cash dividends will be at the discretion of the Company's Board of Directors and dependent upon the Company's results of operations, financial condition and other relevant factors.

     The following table sets forth the high and low sale prices for the Common Stock for the calendar quarters indicated as reported by the New York Stock Exchange Composite Tape:

                               MARKET PRICE
                           --------------------
                            HIGH        LOW
                           ---------   --------
 1996:
 Fourth Quarter   ......    $29 1/2     $22 3/4
 Third Quarter    ......    $24 3/4     $12 1/4
 Second Quarter   ......    $17 1/8     $13 1/2
 First Quarter    ......    $19 3/4     $15 1/8

 1995:
 Fourth Quarter   ......    $16 3/8     $13 1/2
 Third Quarter .........    $17 1/8     $14
 Second Quarter   ......    $23 5/8     $12 1/2
 First Quarter .........    $25 1/2     $22 3/8

     On March 21, 1997 there were approximately 1,509 record holders of the Company's Common Stock.

     During the fourth quarter of 1996, the Company sold 2,000 shares of Common Stock (from the Treasury account) to Director Faith Whittlesey for $27.63 per share (the market value at the date of sale on December 5, 1996) in connection with her appointment to the Board of Directors. This transaction was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

     The following is a summary of certain financial information relating to the Company. The summary should be read in conjunction with the Consolidated Financial Statements of the Company included in this report. All amounts in the table are expressed in millions, except per share data.

                                                                               FISCAL YEARS ENDED
                                                    ------------------------------------------------------------------------
                                                     JANUARY 3,    JANUARY 2,    JANUARY 1,    DECEMBER 31,   DECEMBER 29,
                                                      1993(1)         1994          1995           1995          1996(2)
                                                    ------------- ------------- ------------- --------------- --------------
STATEMENT OF OPERATIONS DATA:
 Net sales  .......................................    $ 839.8       $927.5       $1,044.3       $1,016.9         $ 984.2
 Cost of goods sold  ..............................      615.5        674.2          764.4          809.1           900.6
 Selling, general and administrative
  expense .........................................      121.5        119.3          128.9          137.5           216.1
 Restructuring, impairment and other costs   ......          -            -              -              -           154.8
                                                       --------      -------      ---------      ---------        -------
 Operating earnings (loss) ........................    $ 102.8       $134.0       $  151.0       $   70.3         $(287.3)
                                                       ========      =======      =========      =========        =======
 Earnings (loss) from continuing operations
  before cumulative effect of accounting
  change  .........................................    $  53.5       $ 76.9       $   85.3       $   37.6         $(196.7)
 Earnings from discontinued operations,
  net of taxes(3)  ................................       12.1         11.9           21.7           12.9             0.8
 Estimated loss on sale of discontinued
  operations, net of taxes(3)  ....................          -            -              -              -           (32.4)
 Earnings (loss) before cumulative effect of
  accounting change   .............................    $  65.6       $ 88.8       $  107.0       $   50.5         $(228.3)
 Net earnings(loss)  ..............................    $  48.3       $ 88.8       $  107.0       $   50.5         $(228.3)

FULLY DILUTED EARNINGS PER SHARE
 Average common and equivalent shares
  outstanding   ...................................       84.8         88.2           82.6           82.8            82.9
 Earnings (loss) per share from continuing
  operations before cumulative effect of
  accounting change  ..............................    $  0.63       $ 0.87       $   1.03       $   0.45         $ (2.37)
 Earnings (loss) per share before cumulative
  effect of accounting change .....................    $  0.77       $ 1.01       $   1.30       $   0.61         $ (2.75)
 Earnings (loss) per share of Common Stock   ......    $  0.57       $ 1.01       $   1.30       $   0.61         $ (2.75)
 Cash dividends declared per share   ..............    $  0.01       $ 0.04       $   0.04       $   0.04         $  0.04

BALANCE SHEET DATA
 (AT PERIOD END):
  Working capital .................................    $ 400.2       $261.4       $  294.8       $  411.7         $ 352.6
  Total assets    .................................    1,043.8        928.8        1,008.9        1,158.7         1,072.7
  Long-term debt  .................................      133.5        133.4          124.0          161.6           201.1
  Shareholder's equity ............................      477.2        370.0          454.7          601.0           395.3

----------------

(1) Net earnings for the fiscal year ended January 3, 1993 included a $17.3 million after-tax charge attributable to the adoption of Statement of Financial Accounting Standards No. 106, EMPLOYERS ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS.
(2) Includes special charges of $337.6 million before taxes. See Notes 2 and 3 to Notes to Consolidated Financial Statements.
(3) Represents earnings from the Company's furniture business, net of income taxes and the estimated loss on disposal. See Note 3 to Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

YEAR ENDED DECEMBER 29, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

     On November 12, 1996 the Company announced a major restructuring and growth plan designed to massively reduce its cost structure and grow the business in order to restore higher levels of profitability for the Company. The cost reduction portion of the restructuring and growth plan is expected to result in anticipated annual savings estimated to be $225.0 million with 75% realization of these savings in 1997 and the remaining 25% in 1998. These cost savings will result primarily from the consolidation of administrative functions within the Company, the rationalization of manufacturing and warehouse facilities (including the reduction in the number of production facilities from 26 to 8 and warehouses utilized from 61 to 18), the elimination of over 6,000 positions (including 3,300 from the divestiture of non-core businesses described below and the elimination of approximately 2,800 other positions), the centralization of the Company's procurement function and the reduction of the Company's product offerings and stock keeping units ("SKU's"). The restructuring and growth plan also included a redefinition of the Company's core product categories and the elimination of those businesses and product lines that do not fit the core categories. Sunbeam's new core product categories are Appliances, Health Care, Personal Care and Comfort, Outdoor Cooking and Away From Home. Product categories and businesses which were determined to be non-core and have already been divested include the Company's furniture business and time and the temperature product line, both of which were sold in March 1997, and its decorative bedding product line, sold in December 1996. The remaining non-core product categories, which are planned for divestiture in the first half of 1997, are Counselor/Registered trademark/ and Borg/Registered trademark/ scales and the Company's textile mill in Biddeford, Maine.

     The Company's operating results for 1996 include the effects of a pre-tax special charge of $337.6 million recorded in conjunction with the implementation of the restructuring and growth plan. Approximately 20% of the charge is for cash items of which $63.8 million is accrued at December 29, 1996, primarily for severance costs and lease and other facility exit costs that will be substantially expended during 1997. The special charge to earnings is included in the following categories on the consolidated statement of operations (in millions):

                                                       PRE-TAX DOLLAR         AFTER-TAX
                                                           AMOUNT          PER SHARE AMOUNT
                                                       -----------------   ------------------
Restructuring, impairment and other costs  .........        $154.9              $ (1.21)
Cost of sales   ....................................          92.3                (0.72)
Selling, general and administrative  ...............          42.5                (0.33)
Estimated loss from discontinued operations   ......          47.9                (0.39)
                                                            -------             --------
Total  .............................................        $337.6              $ (2.65)
                                                            =======             ========

     As further described in Note 3, the sale of the Company's furniture business assets (primarily inventory, property, plant and equipment) was completed on March 17, 1997. The Company received $62.1 million in cash at closing and expects to receive approximately $10.0 million by June 30, 1997. The Company retained accounts receivable related to the furniture business of approximately $50.0 million as of the closing date. The final purchase price for the furniture business is subject to post-closing adjustment based on the terms of the Asset Purchase Agreement. The Company will finalize its accounting for the loss on disposal of the furniture business in the first quarter of 1997 and could record an additional after-tax loss from discontinued operations. See discussion of Restructuring, Impairment and Other Costs in Note 2 and Discontinued Operations and Assets Held For Sale in Note 3 to the Company's consolidated financial statements for further information regarding the individual components of the special charge.

     Net sales from continuing operations of $984.2 million for 1996 represents a decrease of $32.7 million, or 3.2%, from 1995. The Company experienced a loss from continuing operations of $196.7 million or $2.37 per share for 1996 versus earnings from continuing operations of $37.6 million or $.45 per share in 1995 primarily as a result of the restructuring activities discussed above. The net loss for 1996 was $228.3 million, or $2.75 per share, compared to net earnings of $50.5 million, or $0.61 per share, for 1995. Excluding the impact of special charge items for 1996, earnings from continuing operations before income taxes decreased from $60.6 million in 1995 to a loss of $12.9 million in 1996.

     Domestic sales represented approximately 80% of total sales of the Company in 1996 and decreased $28.5 million or 3.4% from 1995. This sales decline was driven by lower sales of outdoor cooking products, which declined 7.3% and lower sales of bedding products which declined 9.0% from 1995, primarily as result of lower decorative bedding sales (divested in December 1996). Domestic sales of appliance products were flat with sales increases from new products such as vegetable steamers and toaster ovens being offset by reduced pricing on breadmakers. Sales of other product categories such as health and personal care products and time and temperature products (divested in March 1997) were either flat or declined slightly from 1995 levels.

     International sales decreased $4.2 million or 2.2% from 1995 primarily as a result of lower sales in Latin America due to political and/or economic instability in several countries such as Ecuador, Peru, Columbia and Venezuela (which suffered a bolivar devaluation in April 1996), a sales decline of 11.2% in Canada as a result of the bankruptcy filing of the Company's then largest Canadian customer offset by a 55.0% increase in sales in Mexico as a result of a more stable economic environment in 1996.

     The Company's gross margin percentage, excluding the impact of special charges, was 17.9% of sales in 1996, down from 20.4% in 1995, primarily from the underabsorption of higher manufacturing costs and excess manufacturing capacity that has now been realigned for 1997 and beyond by the Company's restructuring and growth plan cost reduction initiatives.

     Selling, general and administrative ("SG&A") expenses, excluding the impact of special charges described above, were 17.6% of sales in 1996 primarily as a result of an inflated cost structure that has now been realigned for 1997 and beyond. In addition, a $12.0 million fourth quarter 1997 media advertising campaign and one-time expenditures for market research, new packaging, and other growth plan initiatives resulted in higher than normal SG&A spending in 1996. Also included in 1996 SG&A costs were $7.7 million of compensation expense resulting from restricted stock awards made in connection with the employment of a new senior management team.

     Interest expense for 1996 increased from $9.4 million in 1995 to $13.6 million as a result of increased indebtedness of the Company for working capital requirements and non-recurring capitalized interest in 1995 related to the construction of the Hattiesburg manufacturing and distribution center.

     The effective income tax rate for 1996 decreased 3 percentage points from 1995 to 35.0% as a result of certain foreign and state operating losses for which no tax benefits were recorded and the non-deductibility of compensation expense related to restricted stock awards.

     The Company's discontinued furniture operations had revenues of $227.5 million in 1996, up 22.6% from $185.6 million in 1995. This revenue growth was the result of the acquisition of the Samsonite/Registered trademark/ furniture business in November 1995. Excluding the impact of this acquisition, furniture business sales declined 2.1%. Earnings from the discontinued furniture operations, net of taxes, declined from $12.9 million in 1995 to $.8 million in 1996 primarily as a result of lower gross margins from reduced pricing, underabsorption of higher manufacturing costs and higher raw material costs. In addition, SG&A costs increased due to the inclusion of the Samsonite- furniture business, higher distribution and warehousing costs, particularly with resin furniture products, and higher bad debt expenses.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED JANUARY 1, 1995

     Net sales from continuing operations of $1,016.9 million for 1995 decreased $27.4 million, or 2.6%, from 1994. Earnings from continuing operations were $37.6 million or $.45 per share in 1995 compared to $85.3 million in 1994 or $1.03 per share.

     Domestic sales represented approximately 82% of total Company sales for 1995 and decreased $23.4 million or 2.7% below 1994 levels due to an 8.6% decline in sales of outdoor cooking products offset by a 5.4% increase in appliance sales from new product introductions in late 1994 and 1995 and an 11.5% increase in sales of warming blankets and heated throws. Sales of other product categories, including health and personal care products, and time and temperature products (divested in March 1997), declined 6.1% in 1995.

     International sales decreased by $4.0 million or 2.1% below 1994 levels primarily as a result of a 53.8% decrease in sales in Mexico as a result of the peso devaluation in late 1994 and the 1995 recession offset by increased sales from expanded distribution in South and Central America, higher sales in Venezuela resulting from consumer anticipation of the devaluation of the bolivar and higher gas grill sales in Europe.

     For 1995, the gross margin percentage decreased from 26.8% to 20.4%. The decline in margin was due primarily to (1) manufacturing inefficiencies arising from lower than planned production rates, (2) increased promotional expenses,
(3) certain inventory writedowns, primarily related to outdoor products unsold from the 1995 season, (4) increased appliance warranty expenses, (5) increases in raw material prices not fully recovered by selling price increases and (6) a higher level of close-out sales of household products in connection with the transition to the Hattiesburg facility and in anticipation of new product launches planned for 1996.

     Operating earnings for 1995 were $70.2 million, a decrease of $80.8 million from 1994. As a percentage of sales, operating earnings decreased 7.6 percentage points to 6.9% which is primarily attributable to the gross margin percentage decline. SG&A increased from 12.3% to 13.5% of net sales in 1995. SG&A in dollar terms increased $8.7 million in 1995 to $137.5 million primarily from (1) increased provisions for bad debts and customer deductions associated with the bankruptcy filings of certain of the Company's retail customers, (2) non-recurring costs associated with the start-up of the Hattiesburg distribution center (which caused the Company to incur additional costs for temporary distribution labor, overtime costs and costs of outside distribution services as well as delaying closure of a former warehouse), (3) costs associated with International expansion activities in the Far East and Europe, (4) increased depreciation expense related to investments in information systems and the Hattiesburg distribution center and (5) increased investments in product design engineering resources.

     Interest expense for the year ended December 31, 1995 increased $2.5 million, or 35.3%, over 1994 due primarily to increased indebtedness of the Company in support of working capital and capital spending requirements.

     The effective income tax rate decreased from 41.1% to 38.0%, or 3.1 percentage points, from 1994. The reduced effective tax rate was a result of (1) increased earnings of certain foreign operations and dividend payments from the Company's Venezuelan subsidiary, which allowed for the utilization of net operating loss carryforwards and foreign tax credits for which no tax benefits were recorded, and (2) state income tax benefits associated with the Hattiesburg facility.

     The Company's discontinued furniture operations had revenues of $186.5 million in 1995, up 20.9% from $154.2 million in 1994. This revenue growth was the result of the acquisition of the Rubbermaid- resin furniture business in September 1994. Excluding the impact of this acquisition, furniture business sales increased 3.9% primarily from additional sales of wrought iron furniture. Earnings from the discontinued furniture operations, net of taxes, declined from $21.7 million in 1994 to $12.9 million in 1995 primarily as a result of lower gross margins from higher raw material costs, particularly resin. In addition, SG&A costs increased due to the inclusion of the resin furniture business and from higher distribution and warehousing costs associated with the resin facility. In addition, the bankruptcy filing of one large customer adversely impacted the discontinued furniture business operating results in 1995.

FOREIGN OPERATIONS

     During 1996 almost 90% of the Company's business was conducted in U.S. dollars (including both domestic sales and U.S. dollar denominated export sales primarily to certain Latin American markets).

The Company's non-U.S. dollar denominated sales are made principally by subsidiaries in Mexico, Venezuela, Canada and Europe. Venezuela is considered a hyperinflationary economy for accounting purposes; therefore, translation adjustments related to Venezuelan net monetary assets are included as a component of net earnings. Such translation adjustments were not material to 1995 and 1996 operating results. As a result of continued inflation, Mexico will be considered a hyperinflationary economy for accounting purposes beginning in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 29, 1996, the Company had cash and cash equivalents of $11.5 million and total debt of $202.0 million. Cash provided by operating activities during 1996 was $14.2 million compared to $81.5 million in 1995. This decrease is primarily attributable to the reduction in earnings (loss) before non-cash charges (depreciation, restructuring and other non-cash special charges, loss on discontinued operations and deferred taxes).

     Capital spending, inclusive of a $5.0 million warehouse expansion financed with a capital lease, totaled $75.3 million in 1996 (including $14.5 million related to the discontinued furniture operations) and was primarily attributable to new product development, cost reduction initiatives and warehouse expansions. Capital spending in 1995 reflected approximately $59.4 million associated with the Hattiesburg facility, $27.4 million related to new product development and $10.8 million attributable to the discontinued furniture business. The remaining 1995 spending was primarily attributable to cost reduction projects, productivity initiatives and environmental compliance including $14.4 million for a powder coat paint system for outdoor cooking products. The Company anticipates 1997 capital spending to be approximately 75% of 1996 levels and primarily related to new product introductions and certain facility rationalization initiatives.

     Cash used in investing activities for 1995 and 1994 also includes the purchase of certain furniture businesses, both of which were included in the divestiture of the Company's furniture business completed in March 1997. Cash used in investing activities in 1994 is net of $23.5 million received from the surrender of certain life insurance policies on former employees of the Company.


     Cash provided by financing activities in 1996 includes $30.0 million in net borrowings under the Company's $500.0 million revolving credit facility, $11.5 million in new issuances of long-term debt and $4.6 million in proceeds from the sale of treasury shares to certain executives of the Company. Cash used in financing activities in 1995 reflects $13.1 million used for the purchase of treasury stock in connection with a stock repurchase program the Company had authorized in 1995 and which it discontinued in late 1996.

     The Company is a party to various environmental matters, substantially all related to previously divested operations. In connection with the Company's restructuring plan a comprehensive review of environmental exposures was undertaken and the Company accelerated its strategy for the resolution and settlement of certain environmental claims. This review and change in strategy resulted in additional environmental reserves being recorded in 1996 as more fully described in Note 12 to the consolidated financial statements. In management's opinion, the ultimate resolution of these environmental matters will not have a material adverse effect upon the Company's financial condition.


     On a limited basis, the Company selectively uses derivatives (interest rate swaps and foreign exchange option and forward contracts) to manage interest rate and foreign exchange exposures that arise in the normal course of business. No derivative contracts are entered into for trading or speculative purposes. The use of derivatives did not have a material impact on the Company's financial results in 1996 and 1995. See Note 6 to the Company's consolidated financial statements.

     The Company believes its cash flow from operations, existing cash and cash equivalent balances as well as its revolving credit facility will be sufficient to finance its requirements to support working capital needs, remaining cash expenditures required to implement its restructuring and growth plan, capital expenditures and debt service in the foreseeable future.

NEW ACCOUNTING STANDARDS

     In December 1995, Statement of Financial Accounting Standard ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, was issued. SFAS No. 123 allows either adoption of a fair value method for accounting for stock-based compensation plans or continuation of accounting under APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations with supplemental disclosures.

     The Company has chosen to account for its stock options and employee stock purchase plans using the intrinsic value based method prescribed in APB Opinion No. 25 and, accordingly, does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant. Pro forma net income and earnings per share amounts as if the fair value method had been adopted are presented in Note 7 to the consolidated financial statements. The adoption of SFAS No. 123 will not impact the Company's results of operations, financial position or cash flows.

CAUTIONARY STATEMENTS

     The Company's Cautionary Statements set forth in Part I, Item 1 of this report, under the heading "Cautionary Statements," are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item appears in Item 14(a) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Company's directors is incorporated by reference to the information set forth under the caption "Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders (the "Proxy Statement"), which Proxy Statement will be filed with the Securities and Exchange Commission (the "SEC") not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information regarding executive officers of the Registrant is included under a separate caption in Part I hereof. Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by references to the information included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding this item is incorporated by reference to the information included under the captions "Executive Compensation", "Compensation Committee Interlocks and Insider Participation" and
"Directors' Compensation" in the Company's Proxy Statement, which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding this item is incorporated by reference to the information included under the captions "Security Ownership of Certain Shareholders" and "Security Ownership by Management" in the Company's
Proxy Statement, which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding this item is incorporated by reference to the information included under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement, which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1)   The consolidated financial statements, related notes thereto and the report of independent certified public accountants required by Item 8 are listed on page F-1 herein.

         (2) The listing of financial statement schedules appears on page F-1 herein.

         (3)(a) Exhibits required by Item 601 are set forth below, including the management contracts or compensatory plans or arrangements required pursuant to
Item 601 which are designated as Exhibits 10a to 10i and 10s to 10cc.

EXHIBIT
 NO.                                              DESCRIPTION
---------                                         -----------
 2a.         Asset Purchase Agreement dated February 10, 1997, among Sunbeam Products, Inc., Sunbeam
             Furniture Company, OP II, Inc., Jacuzzi Outdoor Products, Inc., Sunbeam Corporation and
             U.S. Industries, Inc.

 2b.         Amendment to Asset Purchase Agreement dated as of March 17, 1997, among Sunbeam
             Products, Inc., Sunbeam Furniture Company, OP II, Inc., Sunlite Casual Furniture, Inc.,
             Sunbeam Corporation and U.S. Industries, Inc.

 3a.         Amended and Restated Certificate of Incorporation of Sunbeam.(10)

 3b.         By-laws of Sunbeam, as amended(11)

10a.         Employment Agreement dated as of July 18, 1996, by and between Sunbeam and Albert
             J.Dunlap.(10)

10b.         Employment Agreement dated as of July 22, 1996, by and between Sunbeam and Russell A.
             Kersh.(11)

10c.         Employment Agreement dated as of July 29, 1996, by and between Sunbeam and David C.
             Fannin.(11)

10d.         Employment Agreement dated as of January 1, 1997, by and between Sunbeam and Donald
             Uzzi.

10e.         Sunbeam Executive Benefit Replacement Plan.(7)

10f.         Amended and Restated Sunbeam Equity Team Plan.

10g.         Performance Based Compensation Plan.

10h.         Sunbeam Deferred Compensation Plan for Outside Directors dated as of December 15,
             1993.(2)

EXHIBIT
NO.                                                 DESCRIPTION
---------                                           -----------
10i.         Employment Agreement dated as of June 24, 1996, by and between the Company and Charles
             J. Thayer.(10)

10j.         Tax Sharing Agreement dated as of October 31, 1990 by and among Sunbeam, SAIL, SOHO,
             Montey and the subsidiaries of Sunbeam listed therein.(1)

10k.         Guarantee Agreement, dated as of June 1, 1994, between Sunbeam and Continental Bank,
             N.A., as Trustee.(4)

10l.         Trust Indenture, dated as of June 1, 1994, between Mississippi Business Finance Corporation
             ("MBFC"), and Continental Bank, N.A., as Trustee.(4)

10m.         Loan Agreement, dated as of June 1, 1994, between MBFC and Sunbeam.(4)

10n.         $75 million Sunbeam promissory note, dated as of June 21,1994, payable to MBFC.(4)

10o.         Leasehold Deed of Trust and Security Agreement, dated as of June 1, 1994, among Sunbeam,
             Jim B. Tohill, as Trustee, and MBFC.(4)

10p.         Credit Agreement dated as of September 16, 1996, among the Company, The Chase
             Manhattan Bank and the Lenders named therein.(11)

10q.         First Amendment dated as of November 21, 1996 to the Credit Agreement dated as of
             September 16, 1996, among the Company, The Chase Manhattan Bank and the Lenders named therein.

10r.         Second Amendment dated as of January 31, 1997 to the Credit Agreement dated as of
             September 16, 1996, among the Company, The Chase Manhattan Bank and the Lenders named therein.

10s.         Employment Agreement dated as of August 1, 1993, by and between Sunbeam and Roger W.
             Schipke.(3)

10t.         First Amendment to Employment Agreement between the Company and Roger W. Schipke dated as of June 1, 1994.(5)

10u.         Equity Award Agreement dated as of August 1, 1993, by and between Sunbeam and Roger W.
             Schipke.(3)

10v.         Amendment to Equity Award Agreement and Stock Pledge Agreement dated September 1,
             1994, by and between the Company and Roger W. Schipke.(5)

10w.         Employment Agreement made and effective as of January 1, 1994, by and between the
             Company and James J. Clegg.(6)

10x.         Employment Agreement made and effective as of January 1, 1994, by and between the
             Company and Paul M. O'Hara.(7)

10y.         Agreement between the Company and Roger W. Schipke dated as of December 12, 1995.(9)

10z.         Agreement and Release between Roger W. Schipke and the Company dated May 22, 1996.(10)

10aa.        Agreement and Release between James J. Clegg and the Company dated July 23, 1996(10).

10bb.        Agreement and Release between Paul M. O'Hara and the Company dated August 7, 1996.(11)

10cc.        Agreement, Release, Covenant Not to Sue and Confidentiality Agreement between James D.
             Wilson and the Company dated March 15, 1997.

11.          Calculations of Earnings Per Share of Common Stock.

21.          Subsidiaries of the Registrant.

23.          Consent of Arthur Andersen LLP.

27.          Financial Data Schedule, submitted electronically to the Securities and Exchange
             Commission for information only and not filed.

----------------

 (1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

 (2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 4, 1993.



 (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 3, 1993.

 (4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1994.

 (5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1994.

 (6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 1994.

 (7) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1995.

 (8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1995.

 (9) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 21, 1995.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1996.

     (b) Reports on Form 8-K.
         The registrant filed a report on Form 8-K on November 12, 1996.

     (c) Exhibits
         The exhibits required by Item 601 are filed herewith.

     (d) Financial Statement Schedules
         The Financial Statement Schedules required by Regulation S-X are filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SUNBEAM CORPORATION

                                 BY: /s/ RUSSELL A. KERSH
                                     --------------------------------
                                     RUSSELL A. KERSH
                                     Executive Vice President,
                                     Finance and Administration
                                     (Principal Financial Officer)

                                     Dated: March 31, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     NAME AND SIGNATURE                      TITLE                       DATE
     ------------------                      -----                       ----
/s/    ALBERT J. DUNLAP           Chairman, Chief Executive          March 31, 1997
------------------------------     Officer and Director
      Albert J. Dunlap             (Principal Executive Officer)

/s/    CHARLES M. ELSON           Director                           March 31, 1997
------------------------------
      Charles M. Elson

/s/    RUSSELL A. KERSH           Executive Vice President,          March 31, 1997
------------------------------     Finance and Administration
      Russell A. Kersh             and Director

/s/    HOWARD G. KRISTOL          Director                           March 31, 1997
------------------------------
     Howard G. Kristol

/s/   PETER A. LANGERMAN          Director                           March 31, 1997
------------------------------
     Peter A. Langerman

/s/    CHARLES J. THAYER          Director                           March 31, 1997
------------------------------
     Charles J. Thayer

/s/    FAITH WHITTLESEY           Director                           March 31, 1997
------------------------------
      Faith Whittlesey

/s/    ROBERT J. GLUCK            Vice President, Controller         March 31, 1997
------------------------------     (Principal Accounting Officer)
      Robert J. Gluck

                     SUNBEAM CORPORATION AND SUBSIDIARIES
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                          PAGE
                                                                                         ------
FINANCIAL STATEMENTS:

Report of Independent Certified Public Accountants   .................................    F-2

Consolidated Statements of Operations
 for the Fiscal Years Ended January 1, 1995, December 31, 1995 and December 29, 1996      F-3

Consolidated Balance Sheets as of December 31, 1995 and December 29, 1996 ............    F-4

Consolidated Statements of Shareholders' Equity
 for the Fiscal Years Ended January 1, 1995, December 31, 1995 and December 29, 1996      F-5

Consolidated Statements of Cash Flows
 for the Fiscal Years Ended January 1, 1995, December 31, 1995 and December 29, 1996      F-6

Notes to Consolidated Financial Statements  ..........................................    F-7

FINANCIAL STATEMENT SCHEDULE:*

II. Valuation and Qualifying Accounts ................................................    F-27

----------------

* All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore not included herein.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Sunbeam Corporation:

     We have audited the accompanying consolidated balance sheets of Sunbeam Corporation (a Delaware corporation) and subsidiaries as of December 31, 1995 and December 29, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 29, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunbeam Corporation and subsidiaries as of December 31, 1995 and December 29, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 1996 in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index to the financial statements and financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
 January 29, 1997, except with respect to the matters discussed in Note 3, as to which the date is March 17, 1997.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              FISCAL YEARS ENDED
                                                               ------------------------------------------------
                                                               JANUARY 1,      DECEMBER 31,      DECEMBER 29,
                                                                  1995             1995             1996
                                                               -------------   ---------------   --------------
Net sales   ................................................   $1,044,247         $1,016,883        $ 984,236
Cost of goods sold   .......................................      764,355            809,130          900,573
Selling, general and administrative expense  ...............      128,836            137,508          216,129
Restructuring, impairment and other costs    ...............            -                  -          154,869
                                                               ----------         ----------        ---------
Operating earnings (loss)  .................................      151,056             70,245         (287,335)
Interest expense  ..........................................        6,974              9,437           13,588
Other (income) expense, net   ..............................         (712)               173            1,638
                                                               ----------         ----------        ---------
Earnings (loss) from continuing operations before
 income taxes  .............................................      144,794             60,635         (302,561)
Income taxes (benefit):
 Current    ................................................       33,227             (2,105)         (28,062)
 Deferred   ................................................       26,283             25,146          (77,828)
                                                               ----------         ----------        ---------
                                                                   59,510             23,041         (105,890)
                                                               ----------         ----------        ---------
Earnings (loss) from continuing operations   ...............       85,284             37,594         (196,671)
Earnings from discontinued operations, net of taxes   ......       21,727             12,917              839
Estimated loss on sale of discontinued operations,
 net of taxes  .............................................            -                  -          (32,430)
                                                               ----------         ----------        ---------
Net earnings (loss)  .......................................   $  107,011         $   50,511        $(228,262)
                                                               ==========         ==========        =========
Earnings (loss) per share of common stock from
 continuing operations  ....................................   $     1.03         $     0.45        $   (2.37)
                                                               ==========         ==========        =========
Net earnings (loss) per share of common stock   ............   $     1.30         $     0.61        $   (2.75)
                                                               ==========         ==========        =========
Weighted average common shares outstanding   ...............       82,553             82,819           82,925
                                                               ==========         ==========        =========

                          See Notes to Consolidated Financial Statements.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                           DECEMBER 31,      DECEMBER 29,
                                                                               1995             1996
                                                                           ---------------   --------------
ASSETS
Current assets:
 Cash and cash equivalents    ..........................................      $  28,273         $  11,526
 Receivables, net    ...................................................        216,195           213,438
 Inventories   .........................................................        209,106           162,252
 Net assets of discontinued operations and other assets
 held for sale    ......................................................        101,632           102,847
 Deferred income taxes  ................................................         26,333            93,689
 Prepaid expenses and other current assets   ...........................         19,543            40,411
                                                                              ---------         ---------
    Total current assets   .............................................        601,082           624,163
Property, plant and equipment, net  ....................................        287,080           220,088
Trademarks and trade names, net  .......................................        214,006           200,262
Other assets   .........................................................         56,516            28,196
                                                                              ---------         ---------
                                                                             $1,158,684        $1,072,709
                                                                              =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term debt and current portion of long-term debt   ...............      $   1,166         $     921
 Accounts payable    ...................................................         94,191           107,319
 Restructuring accrual  ................................................         13,770            63,834
 Other current liabilities    ..........................................         80,204            99,509
                                                                              ---------         ---------
    Total current liabilities    .......................................        189,331           271,583
Long-term debt    ......................................................        161,133           201,115
Other long-term liabilities   ..........................................         50,088            64,376
Non-operating liabilities  .............................................         80,167            88,075
Deferred income taxes   ................................................         76,932            52,308
Commitments and contingencies (Notes 12 and 13)
Shareholders' equity:
 Preferred stock (2,000,000 shares authorized, none outstanding)  ......              -                 -
 Common stock (issued 87,802,667 and 88,441,479 shares)  ...............            878               884
 Paid-in capital  ......................................................        441,786           447,948
 Retained earnings   ...................................................        266,698            35,118
 Other   ...............................................................        (24,880)          (25,310)
                                                                              ---------         ---------
                                                                                684,482           458,640
 Treasury stock, at cost (5,905,600 and 4,478,814 shares)   ............        (83,449)          (63,388)
                                                                              ---------         ---------
    Total shareholders' equity  ........................................        601,033           395,252
                                                                              ---------         ---------
                                                                             $1,158,684        $1,072,709
                                                                              =========         =========

                          See Notes to Consolidated Financial Statements.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         COMMON      PAID-IN                     RETAINED         OTHER        TREASURY
                                         STOCK       CAPITAL       WARRANTS      EARNINGS       (NOTE 4)         STOCK
                                         ---------   -----------   -----------   ------------   ------------   ------------
Balance at January 1, 1994   .........      $876       $440,012      $ 2,368       $ 182,148      $ (14,043)     $ (174,070)
 Net earnings    .....................         -              -            -         107,011              -               -
 Common dividends
  ($.04 per share)  ..................         -              -            -          (3,169)             -               -
 Exercise of stock options
  and warrants .......................        56         21,864       (2,368)              -              -               -
 Issuance of restricted stock   ......         -              -            -               -           (108)              -
 Amortization of unearned
  compensation   .....................         -              -            -               -          1,269               -
 Minimum pension liability   .........         -              -            -               -           (561)              -
 Translation adjustments  ............         -              -            -               -         (6,675)              -
                                            ----       --------      -------       ---------      ---------      ----------
Balance at January 1, 1995   .........       932        461,876            -         285,990        (20,118)       (174,070)
                                            ----       --------      -------       ---------      ---------      ----------
 Net earnings    .....................         -              -            -          50,511              -               -
 Common dividends
  ($.04 per share)  ..................         -              -            -          (3,268)             -               -
 Exercise of stock options   .........        20         17,013            -               -              -               -
 Amortization of unearned
  compensation   .....................         -              -            -               -            582               -
 Retirement of treasury shares  ......       (74)       (37,103)           -         (66,535)             -         103,712
 Purchase of common stock
  for treasury   .....................         -              -            -               -              -         (13,091)
 Minimum pension liability   .........         -              -            -               -           (199)              -
 Translation adjustments  ............         -              -            -               -         (5,145)              -
                                            ----       --------      -------       ---------      ---------      ----------
Balance at December 31, 1995    ......       878        441,786            -         266,698        (24,880)        (83,449)
                                            ----       --------      -------       ---------      ---------      ----------
 Net loss  ...........................         -              -            -        (228,262)             -               -
 Common dividends
  ($.04 per share)  ..................         -              -            -          (3,318)             -               -
 Exercise of stock options   .........         6          7,313            -               -              -               -
 Grant of restricted stock   .........         -         (1,120)           -               -        (14,346)         15,466
 Amortization of unearned
  compensation   .....................         -              -            -               -          7,707               -
 Minimum pension liability   .........         -              -            -               -          4,963               -
 Retirement and sale of
  treasury shares   ..................         -            (31)           -               -              -           4,595
 Translation adjustments  ............         -              -            -               -          1,246               -
                                            ----       --------      -------       ---------      ---------      ----------
Balance at December 29, 1996    ......      $884       $447,948      $     -       $  35,118      $ (25,310)     $  (63,388)
                                            ====       ========      =======       =========      =========      ==========

                          See Notes to Consolidated Financial Statements.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                    FISCAL YEARS ENDED
                                                                     ------------------------------------------------
                                                                     JANUARY 1,      DECEMBER 31,      DECEMBER 29,
                                                                        1995             1995             1996
                                                                     -------------   ---------------   --------------
OPERATING ACTIVITIES:
 Net earnings (loss)    ..........................................     $ 107,011        $  50,511        $ (228,262)
 Adjustments to reconcile net earnings to net cash provided
  by operating activities:  ......................................
   Depreciation and amortization    ..............................        35,766           44,174            47,429
   Restructuring, impairment and other costs    ..................             -                -           154,869
   Other non-cash special charges   ..............................             -                -           128,800
   Estimated loss on sale of discontinued operations,
    net of taxes  ................................................             -                -            32,430
   Deferred income taxes   .......................................        26,283           25,146           (77,828)
 Increase (decrease) in cash from changes in working capital:
   Receivables, net  .............................................       (48,228)          (4,499)          (13,829)
   Inventories    ................................................       (36,760)          (4,874)          (11,651)
   Prepaid expenses and other current assets    ..................           792           (2,498)            4,288
   Accounts payable  .............................................         5,567            9,245            14,735
   Income taxes payable    .......................................        16,818          (18,452)          (21,942)
 Payment of other long-term and non-operating liabilities   ......       (17,310)         (21,719)          (27,089)
 Other, net    ...................................................        (9,104)           4,482            12,213
                                                                       ---------        ---------        ----------
     Net cash provided by operating activities  ..................        80,835           81,516            14,163
                                                                       ---------        ---------        ----------
INVESTING ACTIVITIES:
 Capital expenditures   ..........................................       (90,929)        (140,053)          (75,336)
 Decrease (increase) in investments restricted for
  plant construction .............................................       (46,362)          45,755                 -
 Purchase of businesses    .......................................       (19,284)         (13,053)                -
 Cash surrender value of life insurance policies   ...............        23,549                -                 -
 Sale of marketable securities, net    ...........................        14,708                -                 -
 Other, net    ...................................................           200                -              (860)
                                                                       ---------        ---------        ----------
     Net cash used in investing activities   .....................      (118,118)        (107,351)          (76,196)
                                                                       ---------        ---------        ----------
FINANCING ACTIVITIES:
 Net borrowings under revolving credit facility    ...............        35,000           40,000            30,000
 Issuance of long-term debt   ....................................        78,013                -            11,500
 Payments of debt obligations    .................................      (127,446)          (5,417)           (1,794)
 Proceeds from exercise of stock options and warrants    .........        19,151            9,818             4,684
 Purchase of common stock for treasury    ........................             -          (13,091)                -
 Sale of treasury stock    .......................................             -                -             4,578
 Payments of dividends on common stock    ........................        (3,169)          (3,268)           (3,318)
 Other financing activities   ....................................         2,606             (264)             (364)
                                                                       ---------        ---------        ----------
     Net cash provided by financing activities  ..................         4,155           27,778            45,286
                                                                       ---------        ---------        ----------
     Net increase (decrease) in cash and
      cash equivalents    ........................................       (33,128)           1,943           (16,747)
Cash and cash equivalents at beginning of year  ..................        59,458           26,330            28,273
                                                                       ---------        ---------        ----------
Cash and cash equivalents at end of year  ........................     $  26,330        $  28,273        $   11,526
                                                                       =========        =========        ==========

                See Notes to Consolidated Financial Statements.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Sunbeam Corporation ("Sunbeam" or the "Company") is a leading designer, manufacturer and marketer of branded consumer products. The Sunbeam/Registered trademark/ and Oster/Registered trademark/ brands have been household names for generations, and the Company is a market share leader in many of its product categories.

     The Company markets its products through virtually every category of retailer including mass merchandisers, catalog showrooms, warehouse clubs, department stores, catalogues, Company-owned outlet stores, television shopping channels, hardware stores, home centers, drug and grocery stores, pet supply retailers, as well as independent distributors and the military. The Company also sells its products to commercial end users such as hotels and other institutions.

     Approximately 80% of total Company sales are generated in the United States. The remaining sales are generated primarily in Latin America, Mexico, Canada and Europe.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries that it controls. All material intercompany balances and transactions have been eliminated.

PRESENTATION OF FISCAL PERIODS

     The Company's fiscal year ends on the Sunday nearest December 31. Fiscal years 1994, 1995 and 1996 ended on January 1, 1995, December 31, 1995 and December 29, 1996, respectively, which encompassed a 52-week period.

USE OF ESTIMATES

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant accounting estimates include the establishment of the allowance for doubtful accounts, reserves for product warranty, product liability, excess and obsolete inventory, litigation and environmental exposures and the estimated loss on the sale of discontinued operations.

CONCENTRATIONS OF CREDIT RISK

     Substantially all of the Company's trade receivables are due from retailers and distributors located throughout the United States, Latin America and Canada. Approximately 35% of the Company's sales in 1996 were to its five largest customers. The Company establishes its credit policies based on an ongoing evaluation of its customers creditworthiness and competitive market conditions and establishes its allowance for doubtful accounts based on an assessment of exposures to credit losses at each balance sheet date. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at December 29, 1996. However, several retailers filed for bankruptcy protection and/or reported lower sales and earnings in 1996 and if retail softness occurs in 1997, it is possible that additional credit losses could be incurred.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

INVENTORIES

     Inventories are stated at the lower of cost or market with cost being determined principally by the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost. The Company provides for depreciation using primarily the straight-line method in amounts that allocate the cost of property, plant and equipment over the following useful lives:

 Buildings and improvements   ............    20 to 40 years
 Machinery, equipment and tooling   ......     3 to 15 years
 Furniture and fixtures    ...............     3 to 10 years

     Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease.

LONG-LIVED ASSETS

     During 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED
ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. See Notes 2 and 3 for a discussion of asset impairment charges as a result of the implementation of the Company's restructuring and growth plan.

CAPITALIZED INTEREST

     Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives. Total interest costs during 1995 and 1996 amounted to $12.7 million and $14.0 million, respectively, of which $3.3 million and $.4 million, respectively, was capitalized into the construction cost of the long-term assets.

AMORTIZATION PERIODS

     Trademarks and trade names are being amortized on a straight-line basis over 40 years.

REVENUE RECOGNITION

     The Company recognizes revenue from product sales at the time of shipment. Net sales is comprised of gross sales less provisions for expected customer returns, discounts, promotional allowances and co-operative advertising.

WARRANTY COSTS

     The Company provides for warranty costs in amounts it estimates will be needed to cover future warranty obligations for products sold during the year. Estimates of warranty costs are periodically reviewed and adjusted, when necessary, to consider actual experience.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

ADVERTISING COSTS

     Advertising costs, included in "Selling, General and Administrative Expense," are expensed as incurred. Co-operative advertising costs are expensed ratably over the year in relation to revenues.

FOREIGN CURRENCY TRANSLATION

     The assets and liabilities of subsidiaries, other than those operating in highly inflationary environments, are translated into U.S. dollars at year-end exchange rates, with resulting translation gains and losses accumulated in a separate component of shareholders' equity. Income and expense items are converted into U.S. dollars at average rates of exchange prevailing during the year.

     For subsidiaries operating in highly inflationary environments, specifically Venezuela, inventories and property, plant and equipment are translated at the rate of exchange on the date the assets were acquired, while other assets and liabilities are translated at year-end exchange rates. Translation adjustments for those operations are included in results of operations.

STOCK-BASED COMPENSATION PLANS

     In 1995, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123 allows either adoption of a fair value method for accounting for stock-based compensation plans or continuation of accounting under Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations with supplemental disclosures.

     The Company has chosen to account for its stock options using the intrinsic value based method prescribed in APB Opinion No. 25 and, accordingly, does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant. Pro-forma net income and earnings per share amounts as if the fair value method had been adopted are presented in Note 7 herein. The adoption of SFAS No. 123 will not impact the Company's results of operations, financial position or cash flows.

EARNINGS PER SHARE OF COMMON STOCK

     Earnings per common share calculations are determined by dividing earnings
(loss) available to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Primary and fully diluted earnings per share are equivalent for each of the fiscal years presented.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to reflect discontinued operations as described in Note 3.

2. RESTRUCTURING, IMPAIRMENT AND OTHER COSTS

     On November 12, 1996, the Company announced the details of its restructuring and growth plan for the future. The cost reduction phase of the plan includes the consolidation of administrative

                     SUNBEAM CORPORATION AND SUBSIDIARIES
functions within the Company, the rationalization of manufacturing and warehouse facilities, the centralization of the Company's procurement function, and reduction of the Company's product offerings and stock keeping units
("SKU's"). The Company also announced plans to divest several lines of business which it determined are not core for Sunbeam (see Note 3).

     Since the restructuring plan was announced, the Company has consolidated six divisional and regional headquarters functions into a single worldwide corporate headquarters in Delray Beach, Florida and outsourced certain back office activities resulting in a 50% reduction in total back-office/ administrative headcount. Overall, the restructuring plan calls for a reduction in the number of production facilities from 26 to 8 and warehouses from 61 to
18. The restructuring plan will result in the elimination of over 6,000 positions from the Company's workforce, including 3,300 from the disposition of non-core business operations and the elimination of approximately 2,800 other positions. The Company completed the major phases of the restructuring plan by January 1997.

     In conjunction with the implementation of the restructuring and growth plan, the Company recorded a pre-tax special charge to earnings of approximately $337.6 million in the fourth quarter of 1996. This amount is allocated as follows in the accompanying Consolidated Statement of Operations: $154.9 million to Restructuring, Impairment and Other Costs as further described below; $92.3 million to Cost of Goods Sold related principally to inventory write-downs from the reduction in SKU's and costs of inventory liquidation programs; $42.5 million to Selling, General and Administrative expenses principally for increases in environmental and litigation reserves (see Notes 12 and 13) and other reserve categories; and the estimated pre-tax loss on the divestiture of the Company's furniture business of approximately $47.9 million.

     Amounts included in Restructuring, Impairment and Other Costs in the accompanying Consolidated Statement of Operations include cash items such as severance and other employee costs of $43.0 million, lease obligations and other exit costs associated with facility closures of $12.6 million, $7.5 million of start-up costs on back office outsourcing initiatives and other costs related to the implementation of the restructuring and growth plan. Expenditures for the cash restructuring items will be substantially completed in 1997. Non-cash Restructuring, Impairment and Other Costs include $91.8 million related to asset write-downs to net realizable value for disposals of excess facilities and equipment and non-core product lines, write-offs of redundant computer systems from the administrative back-office consolidations and outsourcing initiatives and intangible, packaging and other asset write-downs related to exited product lines and SKU reductions.

3. DISCONTINUED OPERATIONS AND OTHER ASSETS HELD FOR SALE

     As part of the restructuring plan and redefinition of its core businesses, the Company also announced the divestiture of the furniture business, by a sale of assets. On February 10, 1997, the Company entered into an agreement to sell the business to U.S. Industries, Inc. which was completed on March 17, 1997. In connection with the sale of these assets (primarily inventory, property, plant and equipment), the Company received approximately $62.1 million in cash at closing and, in addition, expects to receive approximately $10.0 million by June 30, 1997. The Company retained accounts receivable related to the furniture business of approximately $50.0 million as of the closing date. The final purchase price is subject to post-closing adjustments based on the terms of the Asset Purchase Agreement.

     In connection with the furniture divestiture, the Company recorded a provision for estimated losses to be incurred on the sale of $32.4 million, net of applicable income tax benefits. The Company will

                     SUNBEAM CORPORATION AND SUBSIDIARIES
finalize its accounting for the loss on disposal of the furniture business in the first quarter of 1997 and could record an additional after-tax loss from discontinued operations. Earnings from the discontinued furniture business were $21.7 million in 1994, $12.9 million in 1995 and $.8 million in 1996, net of applicable income taxes of $15.2 million, $7.9 million and $.5 million, respectively. Revenues for the discontinued furniture business were $154.2 million in 1994, $185.6 million in 1995 and $227.5 million in 1996. These revenues are not included in sales as reported in the accompanying Consolidated Statement of Operations.

     In addition to the furniture business divestiture, the Company also announced its intent to sell other non-core product lines and assets as part of its restructuring plan, including time and temperature products, Counselor/Registered trademark/ and Borg/Registered trademark/ scales, decorative bedding products and a textile facility. Anticipated losses to be incurred on the disposal of these assets, which consist primarily of write-downs of assets to net realizable value, are included in Restructuring, Impairment and Other Costs in the Consolidated Statement of Operations as described in Note 2. The Company completed the sale of its decorative bedding product line in December 1996 and its time and temperature product line in March 1997. The remaining asset divestitures are expected to be completed in the first half of 1997.

4. SHAREHOLDERS' EQUITY

     The Company has 200,000,000 shares of $.01 par value common stock authorized. At December 29, 1996 there were 9,021,837 shares of common stock reserved for issuance upon the exercise of outstanding stock options.

     In June 1995, the Company retired 7,376,395 shares of common stock held in treasury, and such shares were returned to the status of authorized but unissued shares. As a result, $103.7 million assigned to treasury stock has been eliminated with a corresponding decrease to common stock, paid-in capital and retained earnings. In 1995, the Company repurchased 905,600 shares of its common stock at a total cost of $13.1 million.

     In July 1996, the Company sold 321,786 shares of common stock for total proceeds of approximately $4.4 million, and granted 1,100,000 shares of restricted stock in connection with the employment of a new Chairman and Chief Executive Officer and certain other officers of the Company. Compensation expense attributable to the restricted stock awards is being amortized to expense beginning in 1996 over the periods in which the restrictions lapse (which in the case of 333,333 shares, was immediately upon the date of grant, in the case of 666,667 shares, is equally over two years from the date of grant and in the case of the remaining restricted shares, is equally over three years from the dates of grant). Total compensation expense recognized for restricted stock grants in 1996 was $7.7 million.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

     Information regarding other changes in shareholders' equity is summarized below (in thousands):

                                                  CURRENCY         MINIMUM
                                                 TRANSLATION       PENSION         UNEARNED
                                                 ADJUSTMENTS      LIABILITY      COMPENSATION           TOTAL
                                                 --------------   ------------   ---------------   ------------------
 Balance at January 2, 1994   ..................    $ (1,537)       $ (10,366)       $ (2,140)            $ (14,043)
  Issuance of restricted stock   ...............           -                -            (108)                 (108)
  Amortization of unearned compensation   ......           -                -           1,269                 1,269
  Increase in minimum pension liability
   (net of tax of $357) ........................           -             (561)              -                  (561)
  Translation adjustments  .....................      (6,675)               -               -                (6,675)
                                                    --------        ---------        --------             ----------
 Balance at January 1, 1995   ..................      (8,212)         (10,927)           (979)              (20,118)
  Amortization of unearned compensation   ......           -                -             582                   582
  Increase in minimum pension liability
   (net of tax of $127) ........................           -             (199)              -                  (199)
  Translation adjustments  .....................      (5,145)               -               -                (5,145)
                                                    --------        ---------        --------             ----------
 Balance at December 31, 1995    ...............     (13,357)         (11,126)           (397)              (24,880)
  Grant of restricted stock   ..................           -                -         (14,346)              (14,346)
  Amortization of unearned compensation   ......           -                -           7,707                 7,707
  Decrease in minimum pension liability
   (net of tax of $2,672) ......................           -            4,963               -                 4,963
  Translation adjustments  .....................       1,246                -               -                 1,246
                                                    --------        ---------        --------             ----------
 Balance at December 29, 1996    ...............    $(12,111)       $  (6,163)       $ (7,036)            $ (25,310)
                                                    ========        =========        ========             ==========

5. CREDIT FACILITIES AND LONG-TERM DEBT

     In June 1994, the Mississippi Business Finance Corporation ("MBFC") issued $75 million of 7.85% Industrial Development Revenue Notes (the
"Notes") maturing serially in eleven equal annual installments beginning
June 1999 to certain institutional investors through a private placement. The MBFC loaned the proceeds of the Notes to a subsidiary of the Company under a non-recourse loan agreement (the "Hattiesburg Loan") restricting the use of such funds to the acquisition, design, construction and equipping of the Hattiesburg, Mississippi manufacturing and distribution center. The Notes are guaranteed by the Company and the Hattiesburg Loan is secured by the Hattiesburg facility.

     In September 1996, the Company entered into a $500 million syndicated unsecured five year revolving credit facility (the "Credit Agreement") which replaced a previous credit facility of $500 million. The Credit Agreement was amended in November 1996 and January 1997. Under the Credit Agreement, the Company can borrow under a competitive bid option, or at a spread above LIBOR (currently .50%) or at a bank base rate. In addition, the Company pays an annual facility fee (currently .25%). The Credit Agreement contains certain financial covenants.

     The aggregate annual principal payments on long-term debt, excluding amounts outstanding under the Credit Agreement, due in each of the years 1997-2001, are $.9 million, $.7 million, $7.7 million, $7.9 million and $7.9 million, respectively.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

     Long-term debt at the end of each fiscal year consists of the following (in thousands):

                                                                             1995         1996
                                                                           -----------   ----------
 Revolving credit facility, weighted average interest rate of 5.99% and
  5.68% at December 31, 1995, and December 29, 1996, respectively ......     $75,000     $105,000
 Hattiesburg industrial revenue bond due 2009, fixed interest rate
  of 7.85%  ............................................................      75,000       75,000
 Other long-term borrowings, due through 2012, weighted average interest rate of 6.84% and 4.95%, at December 31, 1995 and
  December 29, 1996, respectively   ....................................      11,609       22,036
                                                                             --------    ---------
                                                                             $161,609    $202,036
                                                                             ========    =========

6. FINANCIAL INSTRUMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments as of December 29, 1996 approximate market based upon the following methods and assumptions:

     CASH AND CASH EQUIVALENTS-The carrying amount of cash and cash equivalents is assumed to approximate fair value as cash equivalents include all highly liquid, short-term investments with original maturities of three months or less.

     SHORT AND LONG-TERM DEBT-The carrying value of the Company's various debt outstanding as of December 29, 1996 approximates market. The fair value of the Company's fixed rate debt is estimated using discounted cash flow analysis, based upon the market yield of public debt securities of comparable credit quality and maturity. The carrying value of the Company's variable rate debt is assumed to approximate market based upon periodic adjustments of the interest rate to the current market rate in accordance with the terms of the debt agreements.

     LETTERS OF CREDIT-The Company utilizes stand-by letters of credit to back certain financing instruments and insurance policies and commercial letters of credit guaranteeing various international trade activities. The contract amounts of the letters of credit approximate their fair value.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company selectively uses derivatives to manage interest rate and foreign exchange exposures that arise in the normal course of business. The use of derivatives did not have a material impact on the Company's results of operations in either 1995 and 1996. No derivatives are entered into for trading or speculative purposes. Interest rate swaps are used to achieve or maintain a desired mix of fixed and floating rate debt in the Company's debt portfolio. Foreign exchange option and forward contracts are used to hedge a portion of the Company's underlying exposures denominated in foreign currency. Although the market value of derivative contracts at any single point in time will vary with changes in interest and/or foreign exchange rates, the difference between the carrying value and fair value of such contracts at December 31, 1995 and December 29, 1996 is not considered to be material, either individually or in the aggregate. The Company enters into derivative contracts with counterparties that it believes to be creditworthy. The Company does not enter into any leveraged derivative transactions.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

     As of December 29, 1996, $10.0 million of the Company's outstanding floating rate debt was subject to interest rate swap agreements. Under the terms of the contract, the Company receives a floating interest rate and pays a fixed interest rate. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense.

     In order to mitigate the transaction exposures that may arise from changes in foreign exchange rates, the Company purchases foreign currency option contracts to hedge anticipated transactions. The option contracts typically expire within one year. Any realized gains on options are not deferred but are recognized in income in the period when the hedged exposure is recognized. The Company purchased options with a notional value of $11.7 million in 1995 and $18.2 million in 1996. Options with notional value of $3.2 million and $25.4 million expired in 1995 and 1996, respectively. The Company held purchased option contracts with a notional value of $8.6 million and $1.4 million at December 31, 1995 and December 29, 1996, respectively.

     The Company has intercompany balances that are denominated in foreign currency. A portion of these balances are hedged using forward exchange contracts, and gains and losses on these contracts are included in the accompanying Consolidated Statement of Operations. The Company had forward exchange contracts with a notional value of $2.2 million December 31, 1995 and none outstanding at December 29, 1996.

7. EMPLOYEE STOCK OPTIONS AND AWARDS

     At December 29, 1996, the Company had one stock-based compensation plan, the Amended and Restated Sunbeam Corporation Equity Team Plan (the
"Plan"). Under the Plan, all domestic employees are eligible for grants of options to purchase up to an aggregate of 11,300,000 shares of the Company's common stock at an exercise price equal to or in excess of the fair market value of the stock on the date of grant. The term of each option generally commences on the date of grant and expires on the tenth anniversary of the date of grant. Options generally become exercisable over a three to five year period.

     The Plan also provides for the grant of restricted stock awards of up to 200,000 shares, in the aggregate, to selected executives, employees and non-employee directors. Restrictions lapse ratably over a three to seven year period from the date of grant. In 1994, 5,000 shares of restricted stock were granted under the Plan and in 1996, 25,574 shares were granted under the Plan.

     In July 1996, options to purchase an aggregate of 3,000,000 shares were granted outside of the Plan (of which 2,750,000 options are outstanding at December 29, 1996) at exercise prices equal to the fair market value of the Company's common stock on the dates of grant in connection with the employment of a new Chairman and Chief Executive Officer and certain other executive officers of the Company. These outstanding options have terms of ten years and, with respect to options for 2,500,000 shares, are excercisable in three annual installments beginning July 17, 1996. Options for the remaining 250,000 shares still outstanding are excercisable in three annual installments beginning on the first anniversary of the July 22, 1996 grant date. See Note 4 for a discussion of restricted stock awards made outside of the Plan.

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for outstanding stock options. Had

                     SUNBEAM CORPORATION AND SUBSIDIARIES
compensation cost for the Company's outstanding stock options been determined based on the fair value at the grant dates for those options consistent with SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):

                               1995          1996
                              ----------   ------------
 Net earnings (loss)
  As reported  ............    $50,511       $ (228,262)
  Pro forma    ............    $47,377       $ (248,890)
 Earnings (loss) per share
  As reported  ............    $  0.61       $    (2.75)
  Pro forma    ............    $  0.57       $    (3.00)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996: expected volatility of 36.78%, a risk-free interest rate of 6.34 %, a dividend yield of .1%; and an expected life of 5 years.

     A summary of the status of the Company's outstanding stock options as of December 31, 1995 and December 29, 1996, and changes during the years ending on those dates is presented below:

                                                           1995                                 1996
                                            ------------------------------------- --------------------------------
                                                                 WEIGHTED                           WEIGHTED
                                                                 AVERAGE                             AVERAGE
                                               SHARES         EXERCISE PRICE        SHARES        EXERCISE PRICE
                                            ---------------   -----------------   -------------   ----------------
 PLAN OPTIONS
  Outstanding at beginning of year   ......     5,230,221          $14.85           4,610,387         $ 16.67
  Granted    ..............................     1,928,500           18.61           4,061,450           20.39
  Exercised  ..............................    (1,142,348)           6.32            (622,994)           7.51
  Canceled   ..............................    (1,405,986)          21.06          (1,777,006)          18.64
                                              -----------                         -----------
  Outstanding at end of year   ............     4,610,387           16.67           6,271,837           19.43
                                              ===========                         ===========
  Options exercisable at year-end    ......     1,539,836          $11.47           1,655,450         $ 16.13
  Weighted-average fair value of
   options granted during the year  .......   $      8.28                         $     14.76

 OPTIONS OUTSIDE PLAN
  Outstanding at beginning of year   ......       750,000          $16.70             692,500         $ 16.70
  Granted    ..............................             -               -           3,000,000           12.65
  Exercised  ..............................       (57,500)          16.70                   -               -
  Canceled   ..............................             -               -            (942,500)          16.27
                                              -----------                         -----------
  Outstanding at end of year   ............       692,500           16.70           2,750,000           12.43
                                              ===========                         ===========
  Options exercisable at year-end    ......       505,000          $16.70             833,333         $ 12.25
  Weighted-average fair value of
   options granted during the year  .......             -                         $      5.99

                     SUNBEAM CORPORATION AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at December 29, 1996:

                                              OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                           ------------------------------------------------------------ -----------------------------------
                             NUMBER          WEIGHTED-AVERAGE                             NUMBER
RANGE OF                   OUTSTANDING          REMAINING         WEIGHTED-AVERAGE      EXERCISABLE      WEIGHTED-AVERAGE
EXERCISE PRICES            AT 12/29/96       CONTRACTUAL LIFE      EXERCISE PRICE       AT 12/29/96      EXERCISE PRICE
---------------            --------------   -------------------   -------------------   --------------   ------------------
 $5.00 to $14.99  ......      1,378,417         7.6 years               $11.61              596,316            $7.80
$15.00 to $19.99  ......        824,037         8.1 years                16.50              245,240            17.31
$20.00 to $24.99  ......      3,657,583         8.9 years                22.24              811,894            21.86
   Over $25.00 .........        411,800        10.0 years                26.49                2,000            25.16
                             -----------                                                  ----------
 $5.00 to $27.38  ......      6,271,837         8.6 years               $19.43            1,655,450           $16.13
                             ===========                                                  ==========

8. EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

     The Company sponsors several defined benefit pension plans covering eligible U.S. salaried and hourly employees. Benefit accruals under such plans covering all U.S. salaried employees were frozen, effective December 31, 1990. Therefore no credit in the pension formula is given for service or compensation after that date. However, employees continue to earn service toward vesting in their interest in the frozen plans as of December 31, 1990. Employees of non-U.S. subsidiaries generally receive retirement benefits from Company sponsored plans or from statutory plans administered by governmental agencies in their countries.

     The funded status of the Company's U.S. defined benefit pension plans at the end of each fiscal year follows (in thousands):

                                                                          1995         1996
                                                                        -----------   ----------
 Actuarial present value of benefit obligations:
  Vested    .........................................................     $132,765    $122,379
  Non-vested   ......................................................          558         375
                                                                          --------    --------
 Accumulated benefit obligations    .................................      133,323     122,754
 Plan assets at fair value    .......................................      122,162     116,522
                                                                          --------    --------
 Accumulated benefit obligations in excess of plan assets   .........       11,161       6,232
 Unrecognized net loss  .............................................      (17,891)    (19,537)
 Additional minimum liability    ....................................       17,891      10,255
                                                                          --------    --------
 Pension liability (prepaid) recognized on the balance sheet   ......     $ 11,161    $ (3,050)
                                                                          ========    ========

                     SUNBEAM CORPORATION AND SUBSIDIARIES

     Net periodic pension cost for the Company's U.S. defined benefit pension plans for each fiscal year includes the following components (in thousands):

                                                             1994           1995          1996
                                                           ------------   ------------   ---------
 Service cost-benefits earned during the period   ......     $    396       $    331     $   411
 Interest cost-accumulated benefit obligations    ......       10,325         10,620       9,071
 Actual return on plan assets   ........................        3,581        (20,985)       (816)
 Net amortization and deferral  ........................      (13,416)        11,332      (7,518)
                                                             --------       --------     -------
 Net periodic pension cost   ...........................     $    886       $  1,298     $ 1,148
                                                             ========       ========     =======
 Assumptions:
  Discount rate  .......................................         8.75%          7.25%       7.75%
  Long-term rate of return on assets  ..................         9.00%          9.50%       7.75%

     The Company funds its pension plans in amounts consistent with applicable laws and regulations. Pension plan assets include corporate and U.S. government bonds and cash equivalents.

     The assets, liabilities and pension costs of the Company's non-U.S. defined benefit retirement plans are not material to the consolidated financial statements.

OTHER POSTRETIREMENT BENEFITS

     The Company provides health care and life insurance benefits to certain former employees who retired from the Company prior to March 31, 1991. The Company has consistently followed a policy of funding the cost of postretirement health care and life insurance benefits on a pay-as-you-go basis.

     Effective July 1, 1993, various amendments to the Company's postretirement benefits program were adopted. The amendments included increases in retiree contribution levels for certain retiree groups and the discontinuation of medical and/or life insurance coverage for certain retirees who qualify for Medicare. These amendments resulted in an unrecognized reduction in prior service cost which is being amortized over future years.

     The following table presents the funded status reconciled with the amounts recognized in the Company's Consolidated Balance Sheet at the end of each fiscal year (in thousands):

                                                             1995         1996
                                                            ----------   ---------
 Accumulated postretirement benefit obligation  .........    $15,127     $14,555
 Plan assets   ..........................................          -           -
                                                             --------    --------
 Accumulated postretirement benefit obligation in excess
  of plan assets  .......................................     15,127      14,555
 Unrecognized reduction in prior service cost   .........     21,820      18,877
 Unrecognized net gain  .................................         95          95
                                                             --------    --------
 Accrued postretirement benefit obligation recognized
  on the balance sheet  .................................    $37,042     $33,527
                                                             ========    ========

                     SUNBEAM CORPORATION AND SUBSIDIARIES

     Net periodic postretirement benefit cost for each fiscal year includes the following components (in thousands):

                                                             1995          1996
                                                            ----------   -----------
 Interest cost    .......................................     $ 1,353      $ 1,042
 Amortization of reduction in prior service cost   ......      (2,943)      (2,943)
                                                              -------      -------
 Net periodic postretirement benefit credit  ............     $(1,590)     $(1,901)
                                                              =======      =======

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation is 9.5% for 1997 and is assumed to decrease gradually to 6% by 2003 and remain at that level thereafter. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 29, 1996 and the net periodic postretirement benefit cost for 1996 by approximately 8%. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% at December 31, 1995 and December 29, 1996.

DEFINED CONTRIBUTION PLANS

     The Company sponsors defined contribution profit sharing plans covering eligible employees. Company contributions to these plans include employer matching contributions as well as discretionary profit sharing contributions depending on both the performance of the Company, in an amount up to 10% of eligible compensation. The Company provided $5.8 million in 1994, $4.1 million in 1995 and $1.7 million in 1996 for its defined contribution plans.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

9. SUPPLEMENTARY FINANCIAL STATEMENT DATA

     Supplementary Balance Sheet data at the end of each fiscal year is as follows (in thousands):

                                                         1995           1996
                                                       ------------   -----------
 Receivables:
  Trade   ..........................................     $ 224,201    $ 227,043
  Sundry  ..........................................         4,320        2,412
                                                         ---------    ---------
                                                           228,521      229,455
  Valuations allowances  ...........................       (12,326)     (16,017)
                                                         ---------    ---------
                                                         $ 216,195    $ 213,438
                                                         =========    =========
 Inventories:
  Finished goods   .................................     $ 120,018    $  85,213
  Work in process  .................................        25,609       25,167
  Raw materials and supplies   .....................        63,479       52,272
                                                         ---------    ---------
                                                         $ 209,106    $ 162,252
                                                         =========    =========
 Property, plant and equipment:
  Land    ..........................................     $   2,783    $   2,524
  Buildings and improvements   .....................        90,898       95,619
  Machinery and equipment   ........................       293,985      258,199
                                                         ---------    ---------
                                                           387,666      356,342
  Accumulated depreciation and amortization   ......      (100,586)    (136,254)
                                                         ---------    ---------
                                                         $ 287,080    $ 220,088
                                                         =========    =========
 Trademarks and trade names:
  Gross   ..........................................     $ 245,307    $ 245,307
  Accumulated amortization  ........................       (31,301)     (45,045)
                                                         ---------    ---------
                                                         $ 214,006    $ 200,262
                                                         =========    =========

     Inventory and property, plant and equipment exclude assets of discontinued operations and other assets held for sale.

                                                           1995         1996
                                                         -----------   ----------
 Other current liabilities:
  Payrolls, commissions and employee benefits   ......    $ 23,550       $18,536
  Advertising and sales promotion   ..................      16,543        21,794
  Product warranty   .................................      15,592        23,883
  Other  .............................................      24,519        35,296
                                                          ---------     ---------
                                                          $ 80,204      $ 99,509
                                                          =========     =========
 Non-operating liabilities:
  Accrued postretirement benefit obligation  .........    $ 37,042      $ 33,527
  Accrued pension    .................................      11,161             -
  Other  .............................................      31,964        54,548
                                                          ---------     ---------
                                                          $ 80,167      $ 88,075
                                                          =========     =========

                     SUNBEAM CORPORATION AND SUBSIDIARIES

     Supplementary Statements of Operations and Cash Flows data for each fiscal year are summarized as follows (in thousands):

                                                  1994           1995           1996
                                                ------------   ------------   ------------
 Other (income) expense, net:
  Interest income    ........................     $ (3,911)      $ (3,657)      $ (1,255)
  Other  ....................................        3,199          3,830          2,893
                                                  --------       --------       --------
                                                  $   (712)      $    173       $  1,638
                                                  ========       ========       ========
 Advertising and sales promotion    .........     $ 56,104       $ 62,299       $ 78,733
                                                  ========       ========       ========
 Cash paid (received) during the period for:
  Interest (net of capitalization)  .........     $  7,461       $ 12,555       $ 13,397
                                                  ========       ========       ========
  Income taxes (net of refunds)  ............     $ 23,595       $ 13,936       $   (540)
                                                  ========       ========       ========

   Non-Cash Transactions:
     In connection with the acquisition of the outdoor resin furniture business from Rubbermaid Incorporated in 1994, the Company assumed certain long-term debt in the amount of $5 million.

     In connection with a warehouse expansion related to the electric blanket business, the Company entered into a $5 million capital lease obligation in 1996.

10. INCOME TAXES

     Earnings (loss) from continuing operations before income taxes for each fiscal year is summarized as follows (in thousands):

                       1994          1995             1996
                     -----------   ----------      ----------
 Domestic   ......    $134,720      $54,646        $(285,011)
 Foreign    ......      10,074        5,989          (17,550)
                      ---------     --------       ----------
                      $144,794      $60,635        $(302,561)
                      =========     ========       ==========

                     SUNBEAM CORPORATION AND SUBSIDIARIES

     Income tax provisions include current and deferred taxes (tax benefits) for each fiscal year as follows (in thousands):

                      1994          1995            1996
                     ----------   ------------   -------------
 Current:
  Federal   ......    $28,769       $ (1,329)      $ (28,567)
  State  .........      3,289         (1,402)           (202)
  Foreign   ......      1,169            626             707
                      --------      --------       ---------
                       33,227         (2,105)        (28,062)
                      --------      --------       ---------
 Deferred:
  Federal   ......     21,850         23,127         (65,833)
  State  .........      1,901          1,962         (11,050)
  Foreign   ......      2,532             57            (945)
                      --------      --------       ---------
                       26,283         25,146         (77,828)
                      --------      --------       ---------
                      $59,510       $ 23,041       $(105,890)
                      ========      ========       =========

     A reconciliation of income tax expense with the expected income tax computed by applying the federal statutory income tax rate to earnings (loss) from continuing operations before income taxes for each fiscal year is as follows (in thousands):

                                                                 1994         1995              1996
                                                                ----------   ----------      ----------
 Income tax computed at the federal statutory
  tax rate   ................................................    $50,678      $21,222       $ (105,896)
 State and local taxes (net of federal benefit)  ............      3,373          364           (7,313)
 Foreign earnings and dividends taxed at other rates   ......      2,011          419            5,967
 Non-deductible expenses    .................................      2,062          872            3,373
 Other, net  ................................................      1,386          164           (2,021)
                                                                 --------     --------      -----------
                                                                 $59,510      $23,041       $ (105,890)
                                                                 ========     ========      ===========

                     SUNBEAM CORPORATION AND SUBSIDIARIES

     The major components of the Company's net current deferred tax asset and net long-term deferred tax liability at the end of each fiscal year are as follows (in thousands):

                                                         1995                                1996
                                           ----------------------------------- --------------------------------
                                             CURRENT          LONG-TERM          CURRENT          LONG-TERM
                                           DEFERRED TAX      DEFERRED TAX      DEFERRED TAX      DEFERRED TAX
                                              ASSET           LIABILITY           ASSET           LIABILITY
                                           ---------------   ---------------   ---------------   --------------
 Operating reserves and accruals  ......       $16,389           $ 23,562          $60,307          $ 28,447
 Book/tax basis difference in
  trademarks and trade names   .........             -            (73,172)               -           (72,587)
 Book/tax basis difference in
  other assets  ........................         2,036            (27,957)          19,276           (13,406)
 Reserves for non-operating assets
  and non-operating liabilities   ......         3,616             25,484            8,905            24,043
 Other    ..............................         4,292            (24,849)           5,201           (18,805)
                                               --------          --------          --------         --------
                                               $26,333           $(76,932)         $93,689          $(52,308)
                                               ========          ========          ========         ========

     As of December 29, 1996, the Company is in a net deferred tax asset position of approximately $41.4 million. Management believes that it is more likely than not that the net deferred tax asset will be realized based on a combination of refund of taxes paid in prior years and available in the carryback period, reversals of existing taxable temporary differences and the generation of future taxable income. Deferred U.S. income taxes are not provided on the undistributed earnings of foreign subsidiaries, since such earnings are considered to be permanently reinvested. At December 29, 1996, the cumulative amount of undistributed earnings of foreign subsidiaries on which U.S. federal income taxes have not been provided was approximately $25.7 million. It is not practicable to calculate the amount of unrecognized deferred U.S. income tax liability on such undistributed foreign earnings because of the complexities associated with its hypothetical calculation.

11. CUSTOMER AND GEOGRAPHIC DATA

     Classes of products which contributed more than 10% to consolidated sales were outdoor home use durable products and indoor home use durable products. Sales of outdoor home use durable products amounted to $294.2 million in 1994, $269.0 million in 1995 and $256.9 million in 1996. Sales of indoor home use durable products were $698.8 million in 1994, $688.3 million in 1995 and $680.7 million in 1996.

     The Company's largest customer accounted for approximately 17% of consolidated sales in 1994, 19% in 1995 and 19% in 1996.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

     The Company's operations are conducted in the United States and international markets, principally in Latin America, Canada and Mexico. Information about the Company's domestic and international operations for each fiscal year is as follows (in thousands):

                                                           1994            1995            1996
                                                        -------------   -------------   -------------
 Net sales:
  Domestic    .......................................     $ 852,796       $ 829,423       $ 800,969
  International (includes U.S. export sales)   ......       191,451         187,460         183,267
                                                          ---------       ---------       ---------
                                                         $1,044,247      $1,016,883       $ 984,236
                                                          =========       =========       =========
 Operating earnings (loss):
  Domestic ..........................................     $ 148,254       $  70,423       $(246,577)
  International (includes U.S. export sales)   ......        29,336          24,301          (5,022)
                                                          ---------       ---------       ---------
                                                            177,590          94,724        (251,599)
  Unallocated expenses and eliminations  ............       (26,534)        (24,479)        (35,736)
                                                          ---------       ---------       ---------
                                                          $ 151,056       $  70,245       $(287,335)
                                                          =========       =========       =========
 Identifiable assets:
  Domestic ..........................................     $ 969,964      $1,040,591       $ 781,788
  International  ....................................        68,301          67,563          73,430
                                                          ---------       ---------       ---------
                                                          1,038,265       1,108,154         855,218
  Corporate assets  .................................        74,664          50,530         217,491
                                                          ---------       ---------       ---------
                                                         $1,112,929      $1,158,684      $1,072,709
                                                          =========       =========       =========

     Unallocated expenses and eliminations include corporate administrative expenses, intangible amortization, certain pension and postretirement benefit costs or credits, and eliminations of intercompany income and expense. Identifiable assets are those used directly in the operations, and exclude non-operating, corporate and deferred tax assets. Sales between geographic areas are not material and are made primarily at cost plus a markup.

12. ENVIRONMENTAL MATTERS

     The Company's operations, like those of comparable businesses, are subject to certain federal, state, local and foreign environmental laws and regulations. As of December 29, 1996, the Company had been identified as a potentially responsible party ("PRP") in connection with seven sites subject to the federal Superfund law and two sites subject to state Superfund laws comparable to the federal law (collectively the "Environmental Sites"), exclusive of sites at which the Company has been designated (or expects to be designated) as a DE MINIMIS (less than 1%) participant. Substantially all of these sites relate to divested operations of the Company.

     The Company currently is engaged in active remediation activities at seven sites, four of which are among the Environmental Sites referred to above, and three of which have not been designated as Superfund sites under federal or state law. In addition, the Company is engaged in environmental remediation activities at two sites in Newburgh Heights, Ohio, where a subsidiary formerly conducted operations. The Company has been actively cooperating with the United States Nuclear Regulatory Commission and state regulatory authorities in developing a plan for remediation of those sites.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

Remediation at one of the two sites is essentially complete and remediation of the other site is expected to be substantially complete during 1997.

     The Company has established reserves, in accordance with SFAS No. 5, ACCOUNTING FOR CONTINGENCIES, to cover the anticipated probable costs of remediation, based upon periodic reviews of all sites for which the Company has, or may have remediation responsibility. As of December 29, 1996, the amount of such reserves was approximately 5% of the Company's total liabilities as set forth in the consolidated financial statements. Liability under the Superfund law is joint and several and is imposed on a strict basis, without regard to degree of negligence or culpability. As a result, the Company recognizes its responsibility to determine whether other PRP's at a Superfund site are financially capable of paying their respective shares of the ultimate cost of remediation of the site. Whenever the Company has determined that a particular PRP is not financially responsible, it has assumed for purposes of establishing reserve amounts that such PRP will not pay its respective share of the costs of remediation. To minimize the Company's potential liability with respect to the Environmental Sites, the Company has actively participated in steering committees and other groups of PRP's established with respect to such sites. The Company continues to pursue the recovery of some environmental remediation costs from certain of its liability insurance carriers; however, such potential recoveries have not been offset against potential liabilities and have not been considered in determining the Company's environmental reserves.

     Due to uncertainty over remedial measures to be adopted at some sites, the possibility of changes in environmental laws and regulations and the fact that joint and several liability with the right of contribution is possible at federal and state Superfund sites, the Company's ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of December 29, 1996. In connection with the Company's restructuring plan, in the fourth quarter of 1996 a comprehensive review of all environmental exposures was performed and the Company accelerated its strategy for the resolution and settlement of certain environmental claims. As a result, the Company recorded additional environmental reserves of approximately $9.0 million. The Company believes, based on existing information, that the costs of completing environmental remediation of all sites for which the Company has a remediation responsibility have been adequately reserved, and that the ultimate resolution of these matters will not have a material adverse effect upon the Company's financial condition.

13. OTHER COMMITMENTS AND CONTINGENCIES

LEASES

     The Company rents certain facilities and equipment under operating leases. Rental expense for operating leases amounted to $8.8 million for 1994, $8.6 million for 1995 and $8.0 million for 1996. The minimum future rentals due under noncancelable operating leases as of December 29, 1996 aggregated $11.9 million. The amounts payable in each of the years 1997-2001 and thereafter are $1.4 million, $1.4 million, $1.3 million, $1.3 million, $1.3 million and $5.2 million, respectively.

CERTAIN DEBT OBLIGATIONS

     Responsibility for servicing certain debt obligations of the Company's predecessor were assumed by third parties in connection with the acquisition of former businesses, although the Company's

                     SUNBEAM CORPORATION AND SUBSIDIARIES
predecessor remained the primary obligor in accordance with the respective loan documents. Such obligations, which amounted to approximately $20.6 million at December 29, 1996, and the corresponding receivables from the third parties, are not included in the consolidated balance sheets since these transactions occurred prior to the issuance of SFAS No. 76, EXTINGUISHMENT OF DEBT. Management believes that the third parties will continue to meet their obligations pursuant to the assumption agreements.

     Letters of credit aggregating $29.2 million were outstanding as of December 29, 1996.

LITIGATION

     The Company is involved in various lawsuits arising from time to time in the ordinary course of business and related to divested operations of the Company. The Company has established reserves, in accordance with SFAS No. 5, ACCOUNTING FOR CONTINGENCIES, to cover the anticipated probable costs of litigation matters, based upon periodic reviews of all cases. In the fourth quarter of 1996, the Company increased litigation reserves by approximately $17.7 million based on adverse developments in the status of certain claims, primarily related to divested operations of the Company. The Company believes, based on existing information, that anticipated probable costs of litigation matters have been adequately reserved, and that the ultimate resolution of these matters will not have a material adverse effect upon the Company's financial condition.

PRODUCT LIABILITY MATTERS

     The Company is party to various personal injury and property damage lawsuits relating to its products and incidental to its business. Annually, the Company sets its product liability insurance program based on the Company's current and historical claims experience and the availability and cost of insurance. The Company's program for 1996 was comprised of a self-insurance retention of $1 million per occurrence.

     Cumulative amounts estimated to be payable by the Company with respect to pending and potential claims for all years in which the Company is liable under its self-insurance retention have been accrued as liabilities. Such accrued liabilities are necessarily based on estimates (which include actuarial determinations made by independent actuarial consultants as to liability exposure, taking into account prior experience, numbers of claims and other relevant factors); thus, the Company's ultimate liability may exceed or be less than the amounts accrued. The methods of making such estimates and establishing the resulting liability are reviewed continually and any adjustments resulting therefrom are reflected in current operating results.

     Historically, product liability awards have rarely exceeded the Company's individual per occurrence self-insured retention. There can be no assurance, however, that the Company's future product liability experience will be consistent with its past experience. Based on existing information, the Company believes that the ultimate conclusion of the various pending product liability claims and lawsuits of the Company, individually or in the aggregate, will not have a materially adverse effect on the financial position or results of operations of the Company.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

14. UNAUDITED QUARTERLY FINANCIAL DATA

                                FISCAL 1996(a)

                                                       FIRST       SECOND        THIRD           FOURTH
                                                      QUARTER      QUARTER      QUARTER         QUARTER
                                                      ----------   ----------   ----------   ------------
                                                            (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Net sales   .......................................     $229.7       $253.9       $231.8         $ 268.8
Gross profit (loss)  ..............................       48.1         47.2         28.8           (40.4)
Operating earnings (loss)  ........................       15.5          9.2        (20.7)         (291.3)(c)
Earnings (loss) from continuing operations   ......        6.7          2.8        (15.8)         (190.4)
Earnings (loss) per share from continuing
 operations    ....................................        .08          .03         (.19)          (2.29)
Earnings (loss) from discontinued operations,
 net of taxes  ....................................       10.7          4.4         (2.3)          (11.9)
Estimated loss on sale of discontinued operations,
 net of taxes  ....................................          -            -            -           (32.4)
Net earnings (loss)  ..............................       17.4          7.2        (18.1)         (234.8)
Net earnings (loss) per share(b)    ...............        .21          .09         (.22)          (2.83)

                                FISCAL 1995(a)

                                                       FIRST       SECOND        THIRD           FOURTH
                                                      QUARTER      QUARTER      QUARTER         QUARTER
                                                      ----------   ----------   ----------   ------------
                                                             (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Net sales   .......................................     $244.6       $241.9       $246.3          $284.1
Gross profit   ....................................       58.9         49.3         53.6            46.0
Operating earnings   ..............................       32.3         15.1         19.1             3.7 (d)
Earnings from continuing operations    ............       17.9          8.1          9.9             1.7
Earnings per share from continuing operations   ...        .22          .10          .12             .01
Earnings (loss) from discontinued operations,
 net of taxes  ....................................       12.1          3.3         (0.9)           (1.6)
Net earnings   ....................................       30.0         11.4          9.0             0.1
Net earnings per share(b)  ........................        .36          .14          .11              --

----------------

(a) Each quarter consists of a 13-week period.
(b) Primary and fully diluted earnings per share amounts are equivalent.
(c) Refer to Note 2 and 3 regarding the Company's 1996 restructuring and growth plan.
(d) Operating earnings for the Fourth Quarter of 1995 include charges related to the Company's inventory reduction initiatives which resulted in approximately $12.0 million of excess capacity costs attibutable to lower production levels.

                     SUNBEAM CORPORATION AND SUBSIDIARIES
                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                        FISCAL YEARS 1996, 1995 AND 1994
                            (DOLLARS IN THOUSANDS)

                                                      BALANCE AT      CHARGED TO                         BALANCE AT
                                                      BEGINNING       COSTS AND                           END OF
DESCRIPTION                                           OF PERIOD        EXPENSES        DEDUCTIONS         PERIOD
-----------                                           ----------      ----------      ----------------   ------------
Allowance for doubtful accounts and cash discounts:
                                                                                           $     (233)(a)
  Fiscal year ended                                                                            19,911 (b)
   December 29, 1996   ..............................    $12,326         $23,369                    - (c)  $16,017
                                                         ========        ========     ===============      ========

                                                                                           $      715 (a)
  Fiscal year ended                                                                             6,988 (b)
   December 31, 1995   ..............................    $ 9,416         $10,651                   38 (c)  $12,326
                                                         ========        ========     ===============      ========

                                                                                           $      700 (a)
  Fiscal year ended                                                                             3,487 (b)
   January 1, 1995  .................................    $10,795         $ 2,996                  188 (c)  $ 9,416
                                                         ========        ========     ===============      ========

----------------

Notes: (a) Reclassified to accrued liabilities for customer deductions.
       (b) Accounts written off as uncollectible.
       (c) Foreign currency translation adjustment.