Form 10-Q
period 1997-03-30
SUNBEAM CORP/FL/
filed 1997-05-14
CIK 3662

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------

                                   FORM 10-Q

            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED MARCH 30, 1997

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________.

                          COMMISSION FILE NUMBER 1-52

                               [GRAPHIC OMITTED]

                               SUNBEAM CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                          25-1638266
     (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

       1615 SOUTH CONGRESS AVENUE                    33445
                 SUITE 200                         (ZIP CODE)
         DELRAY BEACH, FLORIDA
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                (561) 243-2100
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                              Yes [X]       No [ ]

     On May 2, 1997, there were 84,726,432 shares of the registrant's Common Stock ($.01 par value) outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     SUNBEAM CORPORATION AND SUBSIDIARIES
                               QUARTERLY REPORT
                                 ON FORM 10-Q

                                TABLE OF CONTENTS


                                                                                  PAGE
                                                                                  ------
PART I.    FINANCIAL INFORMATION
           Item 1. Financial Statements
            Condensed Consolidated Statements of Operations (Unaudited)
              for the three months ended March 31, 1996
              and March 30, 1997 ................................................      2
            Condensed Consolidated Balance Sheets
              as of December 29, 1996 and March 30, 1997 (Unaudited) ............      3
            Condensed Consolidated Statements of Cash Flows (Unaudited)
              for the three months ended March 31, 1996 and March 30, 1997 ......      4
            Notes to Condensed Consolidated Financial Statements (Unaudited)           5
           Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations   ................................      8
PART II.   OTHER INFORMATION
           Item 6. Exhibits and Reports on Form 8-K   ...........................     11
SIGNATURES   ................................................................... .    12

PART I. FINANCIAL INFORMATION

                     SUNBEAM CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               THREE MONTHS ENDED
                                                                           --------------------------
                                                                           MARCH 31,      MARCH 30,
                                                                             1996           1997
                                                                           ------------   -----------
                                                                                  (UNAUDITED)
Net sales   ............................................................       $229,707     $ 253,450
Cost of goods sold   ...................................................        181,608       185,669
Selling, general and administrative expense  ...........................         32,585        33,008
                                                                              ---------      ---------
Operating earnings   ...................................................         15,516        34,743
Interest expense  ......................................................          3,035         1,993
Other expense, net   ...................................................          1,337           113
                                                                              ---------      ---------
Earnings from continuing operations before income taxes  ...............         11,144        32,637
Income taxes (benefit):
 Current ...............................................................          2,396        (1,052)
 Deferred   ............................................................          2,128        13,128
                                                                              ---------      ---------
                                                                                  4,524        12,076
                                                                              ---------      ---------
Earnings from continuing operations ....................................          6,620        20,561
Earnings (loss) from discontinued operations ...........................         10,741       (13,713)
                                                                              ---------      ---------
Net earnings   .........................................................       $ 17,361     $   6,848
                                                                              =========      =========
Net earnings per share of common stock from continuing operations ......       $    .08     $     .24
                                                                              =========      =========
Net earnings per share of common stock .................................       $    .21     $     .08
                                                                              =========      =========
Average number of common and common
 equivalent shares outstanding   .......................................         82,530        86,978
Dividends declared per share of common stock    ........................       $    .01     $     .01

                   See Notes to Condensed Consolidated Financial Statements.

                     SUNBEAM CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                  DECEMBER 29,      MARCH 30,
                                                                      1996             1997
                                                                  ---------------   -------------
                                                                                    (UNAUDITED)
ASSETS
Current assets:   .............................................
 Cash and cash equivalents ....................................      $    11,526      $    30,415
 Receivables, net    ..........................................          213,438          296,716
 Inventories   ................................................          162,252          148,011
 Net assets of discontinued operations
   and other assets held for sale  ............................          102,847           20,655
 Deferred income taxes  .......................................           93,689           75,132
 Prepaid expenses and other current assets   ..................           40,411           38,725
                                                                       -----------     -----------
    Total current assets   ....................................          624,163          609,654
Property, plant and equipment, net  ...........................          220,088          217,453
Trademarks and trade names, net  ..............................          200,262          199,028
Other assets   ................................................           28,196           27,020
                                                                       -----------     -----------
                                                                     $ 1,072,709      $ 1,053,155
                                                                       ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term debt and current portion of long-term debt   ......      $       921      $       848
 Accounts payable    ..........................................          107,319          100,648
 Restructuring accrual  .......................................           63,834           45,309
 Other current liabilities ....................................           99,509          113,349
                                                                       -----------     -----------
    Total current liabilities .................................          271,583          260,154
Long-term debt    .............................................          201,115          175,235
Non-operating and other long-term liabilities   ...............          152,451          151,074
Deferred income taxes   .......................................           52,308           53,532
Shareholders' equity:
 Common stock (issued 88,441,479 and 89,195,790 shares)  ......              884              892
 Other shareholders' equity   .................................          457,756          475,656
 Treasury stock, at cost (4,478,814 shares)  ..................          (63,388)         (63,388)
                                                                       -----------     -----------
    Total shareholders' equity   ..............................          395,252          413,160
                                                                       -----------     -----------
                                                                     $ 1,072,709      $ 1,053,155
                                                                       ===========     ===========

                   See Notes to Condensed Consolidated Financial Statements.

                     SUNBEAM CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                          THREE MONTHS ENDED
                                                                      --------------------------
                                                                      MARCH 31,      MARCH 30,
                                                                        1996           1997
                                                                      ------------   -----------
                                                                             (UNAUDITED)
OPERATING ACTIVITIES:
 Net earnings   ...................................................     $  17,361      $   6,848
 Adjustments to reconcile net earnings to net cash
 used in operating activities:
  Depreciation and amortization   .................................        11,376         10,587
  Loss on sale of discontinued operations, net of taxes   .........             -         13,713
  Deferred income taxes  ..........................................         2,128         13,128
 Decrease in cash from changes in working capital and other  ......       (63,799)       (66,969)
                                                                         ---------      ---------
  Net cash used in operating activities ...........................       (32,934)       (22,693)
                                                                         ---------      ---------
INVESTING ACTIVITIES:
 Capital expenditures, net  .......................................       (20,336)       (10,821)
 Proceeds from sales of divested operations and other assets.......             -         70,404
                                                                         ---------      ---------
   Net cash provided by (used in) investing activities ............       (20,336)        59,583
                                                                         ---------      ---------
FINANCING ACTIVITIES:
 Net borrowing (payments) under revolving credit facility .........        40,000        (20,000)
 Issuance of long-term debt .......................................         6,500              -
 Payments of debt obligations  ....................................          (642)        (6,322)
 Proceeds from exercise of stock options   ........................            73          8,866
 Other, net  ......................................................          (778)          (545)
                                                                         ---------      ---------
  Net cash provided by (used in) financing activities  ............        45,153        (18,001)
                                                                         ---------      ---------
  Net increase (decrease) in cash and cash equivalents ............        (8,117)        18,889
Cash and cash equivalents at beginning of period ..................        28,273         11,526
                                                                         ---------      ---------
Cash and cash equivalents at end of period ........................     $  20,156      $  30,415
                                                                         =========      =========

                   See Notes to Condensed Consolidated Financial Statements.

                     SUNBEAM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. OPERATIONS AND BASIS OF PRESENTATION

     Sunbeam Corporation (the "Company") is a leading designer, manufacturer and marketer of consumer branded products. The Sunbeam- and Oster- brands have been household names for generations, and the Company is a market share leader in many of its product categories.

     The Company markets its products through virtually every category of retailer including mass merchandisers, catalog showrooms, warehouse clubs, department stores, catalogs, Company-owned outlet stores, television shopping channels, hardware stores, home centers, drug and grocery stores, pet supply retailers, as well as independent distributors and the military. The Company also sells its products to commercial end-users such as hotels and other institutions.

     In the opinion of management, the unaudited condensed consolidated financial statements furnished herein include all adjustments (with the exception of the loss from discontinued operations in the first quarter of 1997) necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for the entire year. Certain prior year amounts have been reclassified to reflect discontinued operations as described in Note 4. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1996 Annual Report on Form 10-K ("Form 10-K").

2. SUPPLEMENTAL FINANCIAL STATEMENT DATA
     (In thousands)

                                                        DECEMBER 29,      MARCH 30,
                                                            1996            1997
                                                        ---------------   -----------
 Inventories:
  Finished goods  .................................      $   85,213      $   63,045
  Work in process .................................          25,167          32,391
  Raw materials and supplies  .....................          52,272          52,575
                                                           ----------     ----------
                                                         $  162,252      $  148,011
                                                           ==========     ==========
 Property, plant and equipment:
  Land   ..........................................      $    2,524      $    2,394
  Buildings and improvements  .....................          95,619          93,687
  Machinery and equipment  ........................         258,199         236,330
                                                           ----------     ----------
                                                            356,342         332,411
  Accumulated depreciation and amortization  ......        (136,254)       (114,958)
                                                           ----------     ----------
                                                         $  220,088      $  217,453
                                                           ==========     ==========
 Trademarks and trade names:
  Gross  ..........................................      $  245,307      $  229,969
  Accumulated amortization ........................         (45,045)        (30,941)
                                                           ----------     ----------
                                                         $  200,262      $  199,028
                                                           ==========     ==========

                     SUNBEAM CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)

                                              THREE MONTHS ENDED
                                          --------------------------
                                           MARCH 31,      MARCH 30,
                                             1996          1997
                                          ------------   -----------
 Cash paid during the period for:
  Interest  ...........................      $1,280        $1,103
                                            =======       =======
  Income taxes (refunds) ..............      $2,629      $(11,920)
                                            =======       =======


3. RESTRUCTURING COSTS

     During the fourth quarter of 1996, the Company initiated a restructuring and growth plan. As a result, the Company recorded a pre-tax special charge to earnings of approximately $337.6 million in the fourth quarter of 1996 of which approximately 20% was for cash items.

     During the first quarter of 1997, the restructuring reserve was reduced by $18.5 million as a result of cash and non-cash charges. The following table sets forth the details and the cumulative activity in the restructuring account as of March 30, 1997 (in millions):

                                                 RESERVE BALANCE            CASH          NON-CASH       RESERVE BALANCE
                                               AT DECEMBER 29, 1996      REDUCTIONS      REDUCTIONS     AT MARCH 30, 1997
                                               -----------------------   -------------   -------------   -------------------
 Severance and other employee costs  .                 $36.9             $   (8.4)       $   (5.5)             $23.0
 Closure and consolidation of facilities
 and related exit costs   ...............               26.9                 (4.6)              -               22.3
                                                    -------                --------        --------         -------
   Total  ..............................               $63.8             $  (13.0)       $   (5.5)             $45.3
                                                    =======                ========        ========         =======

4. DISCONTINUED OPERATIONS AND OTHER ASSETS HELD FOR SALE

     On February 10, 1997, the Company entered into an agreement to sell its furniture business (by a sale of assets) to a subsidiary of U.S. Industries, Inc., which was completed on March 17, 1997. The Company initially recorded a provision for estimated losses to be incurred on the sale of the furniture business of $32.4 million, net of applicable income tax benefits, for the fiscal year ended December 29, 1996.

     During the first quarter of 1997, upon the completion of the sale, the Company provided for additional losses on disposal of the furniture business in the amount of $13.7 million, net of applicable income tax benefits as a result of lower than anticipated sales proceeds.

                     SUNBEAM CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                  (UNAUDITED)

5. EARNINGS PER SHARE

     During the first quarter of 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, EARNINGS PER SHARE, which supersedes Accounting Principles Board ("APB") Opinion No. 15, EARNINGS PER SHARE. SFAS No. 128 is effective for financial statements for both interim and annual periods after December 15, 1997. Early application is prohibited; although, footnote disclosure of pro forma earnings per share ("EPS") amounts computed under SFAS No. 128 is permitted, as follows:

                                                 THREE MONTHS ENDED
                                             --------------------------
                                             MARCH 31,      MARCH 30,
                                               1996           1997
                                             ------------   -----------
 Primary EPS as reported   ............         $ .21         $ .08
 Effect of SFAS No. 128 ...............             -             -
                                               -------      -------
 Basic EPS as restated  ...............          $.21          $.08
                                               =======      =======
 Fully diluted EPS as reported   ......         $ .21         $ .08
 Effect of SFAS No. 128 ...............             -             -
                                               -------      -------
 Diluted EPS as restated   ............          $.21          $.08
                                               =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the three months ended March 31, 1996 and March 30, 1997 and the 1996 Form 10-K.

RESULTS OF OPERATIONS

     The table below sets forth selected operating data of the Company for the three months ended March 31, 1996 and March 30, 1997:

                                                               THREE MONTHS ENDED
                                                           --------------------------
                                                           MARCH 31,      MARCH 30,
                                                             1996           1997
                                                           ------------   -----------
 Net sales ..........................................         100.0%        100.0%
 Cost of goods sold .................................          79.1          73.3
                                                           --------      --------
 Gross margin .......................................          20.9          26.7
 Selling, general and administrative expense   ......          14.2          13.0
                                                           --------      --------
 Operating earnings .................................           6.7%         13.7%
                                                           ========      ========

NET SALES

     Net sales from continuing operations for the Company for the three months ended March 30, 1997 were $253.5 million, an increase of $23.7 million (10.3%) over the comparable period of the prior year.

     Domestic sales from ongoing operations, which represents approximately 80% of total Company sales, increased by 12.5% for the three months ended March 30, 1997. The Company experienced sales growth in each of its five product categories- Appliances, Health Care, Personal Care and Comfort, Outdoor Cooking and Away From Home. This growth was achieved through a combination of factors including enhanced channels of distribution, modest price increases, new product introductions and the results of the Company's $12.0 million advertising campaign launched in the fourth quarter of 1996. The Company also realized $1.1 million in revenues during the first quarter of 1997 from its new retail outlet stores which have opened over the last five months.

     The Company's international sales increased 14.7% for the three months ended March 30, 1997. Essentially every international region in which Sunbeam operates, including Canada, Mexico, Latin America, and the Far East, experienced substantial sales growth over the comparable period of the prior year, except for Venezuela which had inflated sales activity in the first quarter of 1996 due to the April 1996 devaluation of the bolivar. The current quarter's sales growth internationally was spurred by the introduction of 42 new 220 volt products and the signing of 15 new distribution and licensing agreements giving the Company access to fast-growing markets in Asia and Latin America.

GROSS MARGIN

     The gross margin percentage for the three months ended March 30, 1997 increased 5.8 percentage points, to 26.7%. This increase reflects the successful implementation of the Company's restructuring and growth initiatives announced on November 12, 1996. Specifically, the Company has now reduced its number of manufacturing facilities from 26 to 9 and warehouses from 61 to 18 and has taken other actions contributing to the margin improvement, including the elimination of low margin and/or unprofitable products/stock keeping units (SKU's) and the consolidation of the Company's purchasing activities resulting in procurement savings for raw materials.

OPERATING EARNINGS

     Operating earnings for the quarter ended March 30, 1997 increased $19.2 million over the prior year, or 123.9%, to $34.7 million. As a percentage of sales, operating earnings increased from 6.7% in

1996 to 13.7% in 1997. This increase is primarily attributable to the gross margin improvement described above as well as a 1.2 percentage point decrease in selling, general and administrative expenses ("SG&A") as a percent of sales, to 13.0%.

     The SG&A decrease, as a percentage of sales, for the three months ended March 30, 1997 was also indicative of the Company's successful implementation of its cost cutting initiatives associated with the restructuring plan announced in the fourth quarter of 1996. The reduction in SG&A from these initiatives, including the consolidation of six divisional and regional headquarters into one worldwide headquarters and the outsourcing of certain back-office functions, were partially offset by the Company's renewed commitment to marketing, media advertising and sales promotion in support of new product introductions and efforts to increase brand relevance.

INTEREST EXPENSE

     Interest expense for the three months ended March 30, 1997 decreased $1.0 million from the comparable period of the prior year due to lower borrowing levels.


OTHER EXPENSE, NET

     Other expense, net decreased from $1.3 million for the first quarter of 1996 to $0.1 million for the first quarter of 1997. This change is primarily attributable to the recognition by the Company of approximately $1.0 million in foreign exchange losses in the first quarter of 1996 associated with the April 1996 Venezuelan currency devaluation.

INCOME TAXES

     The Company's effective income tax rate for both the three months ended March 31, 1996 and March 30, 1997 was 37.0%.

EARNINGS FROM CONTINUING OPERATIONS AND EARNINGS PER SHARE FROM CONTINUING
   OPERATIONS

     For the three months ended March 30, 1997, the Company's earnings from continuing operations were $20.5 million, an increase of $13.9 million over earnings from continuing operations of $6.6 million in 1996. Earnings per share from continuing operations for the three months ended March 30, 1997 were $.24, an increase of $.16 from $.08 in 1996.

NET EARNINGS AND NET EARNINGS PER SHARE

     The Company's discontinued furniture operations broke-even for the three months ended March 30, 1997 on revenues of $51.6 million compared to earnings of $10.7 million in 1996 on revenues of $110.2 million. In addition, the Company provided for additional losses on disposal of the furniture business in the amount of $13.7 million, net of applicable income tax benefits, in the first quarter of 1997. The additional provision was required primarily due to lower than anticipated sales proceeds.

     As a result of the additional loss provision from discontinued operations, the Company's net earnings for the three months ended March 30, 1997 were $6.9 million, a decrease of $10.5 million below net earnings of $17.4 million in 1996. Net earnings per share for the three months ended March 30, 1997 were $.08, a decrease of $.13 from $.21 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At March 30, 1997, the Company had cash and cash equivalents of $30.4 million and total debt of $176.1 million. Cash used in operating activities for the three months ended March 30, 1997 was $22.7 million compared to $32.9 million for the comparable period of 1996. This decrease is primarily attributable to an increase in earnings before non-cash charges.

     Capital spending totaled $10.8 million for the first quarter of 1997 and was primarily attributable to new product development and cost reduction initiatives. Cash provided by investing activities for the first quarter of 1997 also included $70.4 million from the divestiture of product categories and businesses determined to be non-core to Sunbeam operations in conjunction with the Company's fourth quarter 1996 restructuring and growth plan.

     During the first three months of 1997, the Company repaid $20.0 million under its revolving credit facility in comparison to net borrowings of $40.0 million during the first quarter of 1996.

     The Company believes that its cash flow from operations, existing cash and cash equivalent balances as well as its revolving credit facility will be sufficient to finance its requirements to support working capital needs, capital expenditures, restructuring expenditures and debt service in the foreseeable future.

CAUTIONARY STATEMENTS

     Certain of the information contained herein may contain "forward-looking" information, as such term is defined by the Private Securities Litigation Reform Act of 1995 and in releases made by the Securities and Exchange Commission ("SEC" ). Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including those set forth in Part 1, Item 1 under the heading "Cautionary Statements" in the 1996 Form 10-K, which cautionary statements are incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

 3a.       By-Laws of the Company, as amended.
10a.       Amended and Restated Sunbeam Corporation Equity Team Plan.
11a.       Calculation of Earnings Per Share of Common Stock.
 27.       Financial Data Schedule, submitted electronically to the Securities and Exchange Commission for information only and not filed.
 99.a      Press Release dated April 23, 1997, reporting first quarter 1997 results.

     (b)  Reports on Form 8-K

     The Company has not filed any reports on Form 8-K during the first quarter of 1997.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       SUNBEAM CORPORATION

Date: May 14, 1997                        By: /s/ Russell A. Kersh
                                            -----------------------------------
                                            Russell A. Kersh
                                            Executive Vice President,
                                            Finance and Administration
                                            (Principal Financial Officer
                                            and duly authorized to sign
                                            on behalf of the Registrant)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                         DESCRIPTION
-------                        -----------

3.a               By-Laws of the Company, as amended

10.a              Amended and Restated Sunbeam Corporation Equity Team Plan

11.a              Calculation of Earnings Per Share of Common Stock

27 Financial Data Schedule, submitted electronically to the Securities and Exchange Commission for information only and not filed.

99.a              Press Release dated April 23, 1997, reporting first quarter
                  1997 results