Form 10-Q/A
period 1997-03-30
SUNBEAM CORP/FL/
filed 1997-05-28
CIK 3662

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------


                                   FORM 10-Q/A


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

                     SUNBEAM CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               THREE MONTHS ENDED
                                                                           --------------------------
                                                                           MARCH 31,      MARCH 30,
                                                                             1996           1997
                                                                           ------------   -----------
                                                                                  (UNAUDITED)
Net sales   ............................................................       $229,709     $ 253,450
Cost of goods sold   ...................................................        181,608       185,698
Selling, general and administrative expense  ...........................         32,585        33,009
                                                                              ---------      ---------
Operating earnings   ...................................................         15,516        34,743
Interest expense  ......................................................          3,035         1,993
Other expense, net   ...................................................          1,337           113
                                                                              ---------      ---------
Earnings from continuing operations before income taxes  ...............         11,144        32,637
Income taxes (benefit):
 Current ...............................................................          2,396        (1,052)
 Deferred   ............................................................          2,128        13,128
                                                                              ---------      ---------
                                                                                  4,524        12,076
                                                                              ---------      ---------
Earnings from continuing operations ....................................          6,620        20,561
Earnings (loss) from discontinued operations ...........................         10,741       (13,713)
                                                                              ---------      ---------
Net earnings   .........................................................       $ 17,361     $   6,848
                                                                              =========      =========
Net earnings per share of common stock from continuing operations ......       $    .08     $     .24
                                                                              =========      =========
Net earnings per share of common stock .................................       $    .21     $     .08
                                                                              =========      =========
Average number of common and common
 equivalent shares outstanding   .......................................         82,530        86,978
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
  Finished goods  .................................      $   84,813      $   63,045
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
  Finished goods  .................................      $   84,813      $   63,045
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
                                               =======      =======

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits


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

                       SUNBEAM CORPORATION

Date: May 28, 1997                        By: /s/ Russell A. Kersh
                                            -----------------------------------
                                            Russell A. Kersh
                                            Executive Vice President,
                                            Finance and Administration
                                            (Principal Financial Officer
                                            and duly authorized to sign
                                            on behalf of the Registrant)