Form 10-Q
period 1997-06-29
SUNBEAM CORP/FL/
filed 1997-07-23
CIK 3662

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

                      FOR THE PERIOD ENDED JUNE 29, 1997

                                      OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE TRANSITION PERIOD FROM _______  TO _______.

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

                              X ---  Yes   --  No

     On July 18, 1997 there were 85,165,509 shares of the registrant's Common Stock ($.01 par value) outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     SUNBEAM CORPORATION AND SUBSIDIARIES

                               QUARTERLY REPORT
                                  ON FORM 10-Q

                               TABLE OF CONTENTS


                                                                                            PAGE
                                                                                            -----
PART I.      FINANCIAL INFORMATION
             Item 1. Financial Statements

             Condensed Consolidated Statements of Operations (Unaudited) for the three
                and six months ended June 30, 1996 and June 29, 1997    ...................    3

             Condensed Consolidated Balance Sheets as of December 29, 1996 and
                June 29, 1997 (Unaudited)  ................................................    4

             Condensed Consolidated Statements of Cash Flows (Unaudited) for the six
                months ended June 30, 1996 and June 29, 1997 ..............................    5

             Notes to Condensed Consolidated Financial Statements (Unaudited) .............    6

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations   .............................................    9

PART II.     OTHER INFORMATION

             Item 4. Submission of Matters to a Vote of Security Holders ..................   12

             Item 6. Exhibits and Reports on Form 8-K  ....................................   12

SIGNATURES     ...........................................................................    13

PART I. FINANCIAL INFORMATION


                     SUNBEAM CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                       --------------------------   --------------------------
                                                       JUNE 30,      JUNE 29,       JUNE 30,      JUNE 29,
                                                        1996           1997          1996           1997
                                                       ----------   -------------   ----------   -------------
                                                              (UNAUDITED)                  (UNAUDITED)
Net sales ..........................................   $253,896      $ 287,609      $483,605      $  541,059
Cost of goods sold .................................    206,685        213,080       388,293         398,779
Selling, general and administrative expense   ......     38,054         31,559        70,639          64,567
                                                       ---------     ---------      ---------     ----------
Operating earnings    ..............................      9,157         42,970        24,673          77,713
Interest expense   .................................      3,410          2,973         6,445           4,966
Other (income) expense, net ........................        917           (483)        2,254            (371)
                                                       ---------     ---------      ---------     ----------
Earnings from continuing operations before
 income taxes   ....................................      4,830         40,480        15,974          73,118
Income taxes (benefit):
 Current  ..........................................        548         (4,655)        2,944          (5,706)
 Deferred ..........................................      1,520         18,901         3,648          32,029
                                                       ---------     ---------      ---------     ----------
                                                          2,068         14,246         6,592          26,323
                                                       ---------     ---------      ---------     ----------
Earnings from continuing operations  ...............      2,762         26,234         9,382          46,795
Earnings (loss) from discontinued operations,
 net of taxes   ....................................      4,443             --        15,184         (13,713)
                                                       ---------     ---------      ---------     ----------
Net earnings .......................................   $  7,205      $  26,234      $ 24,566      $   33,082
                                                       =========     =========      =========     ==========
Net earnings per share of common stock from
 continuing operations   ...........................   $    .03      $     .30      $    .11      $      .54
                                                       =========     =========      =========     ==========
Net earnings per share of common stock  ............   $    .09      $     .30      $    .30      $      .38
                                                       =========     =========      =========     ==========
Average number of common and common equivalent
 shares outstanding   ..............................     82,449         87,546        82,481          87,321
Dividends declared per share of common stock  ......   $    .01      $     .01      $    .02      $      .02

                   See Notes to Condensed Consolidated Financial Statements.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                         DECEMBER 29,       JUNE 29,
                                                                            1996              1997
                                                                         --------------   ---------------
                                                                                          (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents  ..........................................    $    11,526      $    57,970
 Receivables, net  ...................................................        213,438          252,045
 Inventories .........................................................        162,252          208,374
 Net assets of discontinued operations and other assets held for sale         102,847            5,549
 Deferred income taxes   .............................................         93,689           58,582
 Prepaid expenses and other current assets ...........................         40,411           52,328
                                                                          -----------      -----------
    Total current assets .............................................        624,163          634,848
Property, plant and equipment, net   .................................        220,088          229,339
Trademarks and trade names, net   ....................................        200,262          197,651
Other assets .........................................................         28,196           27,507
                                                                          -----------      -----------
                                                                          $ 1,072,709      $ 1,089,345
                                                                          ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term debt and current portion of long-term debt ...............    $       921      $       749
 Accounts payable  ...................................................        107,319          136,489
 Restructuring accrual   .............................................         63,834           31,223
 Other current liabilities  ..........................................         99,509           89,688
                                                                          -----------      -----------
    Total current liabilities  .......................................        271,583          258,149
Long-term debt  ......................................................        201,115          174,855
Non-operating and other long-term liabilities ........................        152,451          144,738
Deferred income taxes ................................................         52,308           55,894
Shareholders' equity:
 Common stock (issued 88,441,479 and 89,631,483 shares)   ............            884              896
 Other shareholders' equity ..........................................        457,756          518,057
 Treasury stock, at cost (4,478,814 and 4,468,530)  ..................        (63,388)         (63,244)
                                                                          -----------      -----------
    Total shareholders' equity .......................................        395,252          455,709
                                                                          -----------      -----------
                                                                          $ 1,072,709      $ 1,089,345
                                                                          ===========      ===========

                   See Notes to Condensed Consolidated Financial Statements.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                   SIX MONTHS ENDED
                                                                            ------------------------------
                                                                             JUNE 30,        JUNE 29,
                                                                               1996            1997
                                                                            -------------   --------------
                                                                                     (UNAUDITED)
OPERATING ACTIVITIES:
 Net earnings   .........................................................    $   24,566      $    33,082
 Adjustments to reconcile net earnings to net cash used in
  operating activities:
  Depreciation and amortization   .......................................        23,363           19,790
  Loss on sale of discontinued operations, net of taxes   ...............             -           13,713
  Deferred income taxes  ................................................         3,648           32,029
 Changes in working capital and other, including restructuring spending         (58,802)        (102,792)
                                                                             ----------      -----------
   Net cash used in operating activities   ..............................        (7,225)          (4,178)
                                                                             ----------      -----------
INVESTING ACTIVITIES:
 Capital expenditures    ................................................       (34,923)         (26,710)
 Proceeds from sale of divested operations and other assets  ............            --           84,718
                                                                             ----------      -----------
   Net cash provided by (used in) investing activities ..................       (34,923)          58,008
                                                                             ----------      -----------
FINANCING ACTIVITIES:
 Net borrowings (payments) under revolving credit facility   ............        45,000          (15,000)
 Issuance of long-term debt .............................................         6,500                -
 Payments of debt obligations  ..........................................          (690)         (11,810)
 Proceeds from exercise of stock options   ..............................         1,138           20,284
 Other ..................................................................        (2,279)            (860)
                                                                             ----------      -----------
   Net cash provided by (used in) financing activities ..................        49,669           (7,386)
                                                                             ----------      -----------
Net increase in cash and cash equivalents  ..............................         7,521           46,444
Cash and cash equivalents at beginning of period ........................        28,273           11,526
                                                                             ----------      -----------
Cash and cash equivalents at end of period ..............................    $   35,794      $    57,970
                                                                             ==========      ===========

                   See Notes to Condensed Consolidated Financial Statements.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. OPERATIONS AND BASIS OF PRESENTATION


     Sunbeam Corporation (the "Company") is a leading designer, manufacturer, and marketer of consumer branded products. The Sunbeam/registered trademark/ and Oster/registered trademark/ brands have been household names for generations, and the Company is a market share leader in many of its product categories.


     The Company markets its products through virtually every category of retailer including mass merchandisers, catalog showrooms, warehouse clubs, department stores, catalogs, Company-owned outlet stores, television shopping channels, hardware stores, home centers, drug and grocery stores, pet supply retailers, as well as independent distributors and the military. The Company also sells its products to commercial consumers such as hotels and other institutions.


     In the opinion of management, the unaudited condensed consolidated financial statements furnished herein include all adjustments (consisting only of normal recurring adjustments with the exception of the loss from discontinued operations in the first quarter of 1997) necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for the entire year. Certain prior year amounts have been reclassified to reflect discontinued operations as described in Note 4. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1996 Annual Report on Form 10-K ("Form 10-K").


2. SUPPLEMENTAL FINANCIAL STATEMENT DATA
 (IN THOUSANDS)



                                                       DECEMBER 29,      JUNE 29,
                                                          1996             1997
                                                       --------------   --------------
  Inventories:
   Finished goods  .................................    $    84,813      $    81,940
   Work in process .................................         25,167           55,435
   Raw materials and supplies  .....................         52,272           70,999
                                                        -----------      -----------
                                                        $   162,252      $   208,374
                                                        ===========      ===========
  Property, plant and equipment:
   Land   ..........................................    $     2,524      $     1,994
   Buildings and improvements  .....................         95,619           89,829
   Machinery and equipment  ........................        258,199          274,145
                                                        -----------      -----------
                                                            356,342          365,968
   Accumulated depreciation and amortization  ......       (136,254)        (136,629)
                                                        -----------      -----------
                                                        $   220,088      $   229,339
                                                        ===========      ===========
  Trademarks and trade names:
   Gross  ..........................................    $   237,054      $   237,054
   Accumulated amortization ........................        (36,792)         (39,403)
                                                        -----------      -----------
                                                        $   200,262      $   197,651
                                                        ===========      ===========

                     SUNBEAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


2. SUPPLEMENTAL FINANCIAL STATEMENT DATA--(CONTINUED)
  (IN THOUSANDS)


                                                                SIX MONTHS ENDED
                                                           ---------------------------
                                                           JUNE 30,      JUNE 29,
                                                            1996           1997
                                                           ----------   --------------
  Cash paid during the period for:
  Interest, net of $212 and $256 interest capitalized in
    1996 and 1997, respectively    .....................    $ 6,185      $    7,276
                                                            =======      ==========
  Income tax refunds   .................................    $  (656)     $  (11,952)
                                                            =======      ==========

Non-Cash Transaction:


     In connection with a warehouse expansion, the Company entered into a $5.0 million capital lease obligation in 1996.


3. RESTRUCTURING


     During the fourth quarter of 1996, the Company initiated a restructuring and growth plan. As a result, the Company recorded a pre-tax special charge to earnings of approximately $337.6 million in the fourth quarter of 1996 of which approximately 20% was for cash items.


     During the first and second quarter of 1997, the restructuring accrual was reduced by $32.6 million as a result of cash and non-cash charges. The following table sets forth the details and the cumulative activity in the restructuring accrual as of June 29, 1997 (in millions):


                                                  ACCRUAL BALANCE          CASH         NON-CASH       ACCRUAL BALANCE
                                                AT DECEMBER 29, 1996     REDUCTIONS     REDUCTIONS     AT JUNE 29, 1997
                                                ----------------------   ------------   ------------   -----------------
  Severance and other
    employee costs   ........................           $36.9             $  (13.9)       $  (5.5)           $17.5
  Closure and consolidation of
    facilities and related exit costs  ......            26.9                (13.2)            --             13.7
                                                        ------            --------        -------            ------
  Total  ....................................           $63.8             $  (27.1)       $  (5.5)           $31.2
                                                        ======            ========        =======            ======

4. DISCONTINUED OPERATIONS AND OTHER ASSETS HELD FOR SALE

     In February 1997, the Company entered into an agreement to sell its furniture business (by a sale of assets) to a subsidiary of U.S. Industries, Inc. which sale was completed on March 17, 1997. The Company initially recorded a provision for estimated losses to be incurred on the sale of the furniture business of $32.4 million, net of applicable income tax benefits, for the fiscal year ended December 29, 1996. During the first quarter of 1997, upon the completion of the sale, the Company provided for additional losses on disposal of the furniture business in the amount of $13.7 million, net of applicable income tax benefits as a result of lower than anticipated sales proceeds.

     In May 1997, the Company completed the sale of its Biddeford, Maine textile facility to an employee led investment group for $10.5 million.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)


5. CREDIT FACILITIES AND LONG-TERM DEBT


     In July 1997, the Company reduced the amount of available borrowings under its September 1996 unsecured five year revolving credit facility from $500 million to $250 million as a result of improved cash flow and lower future anticipated borrowing needs. At June 29, 1997, the Company had $90 million of borrowings outstanding under the revolving credit facility. During the first half of 1997, the Company also repaid $11.8 million of other long-term borrowings related to the divested furniture operations and other assets sold.


6. EARNINGS PER SHARE


     During the first quarter of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share, which supersedes Accounting Principles Board Opinion No. 15, EARNINGS PER SHARE. SFAS No. 128 is effective for financial statements for both interim and annual periods after December 15, 1997. Early application is prohibited; although, footnote disclosure of proforma earnings per share ("EPS") amounts computed under SFAS No. 128 is permitted, as follows:


                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                            -----------------------   ----------------------
                                            JUNE 30,     JUNE 29,     JUNE 30,     JUNE 29,
                                             1996         1997         1996         1997
                                            ----------   ----------   ----------   ---------
    Primary EPS as reported  ............      .09          .30          .30          .38
    Effect of SFAS No. 128   ............        -          .01            -          .01
                                               ----         ----         ----         ----
    Basic EPS as restated ...............      .09          .31          .30          .39
                                               ====         ====         ====         ====
    Fully diluted EPS as reported  ......      .09          .30          .30          .38
    Effect of SFAS No. 128   ............       --           --           --           --
                                               ----         ----         ----         ----
    Diluted EPS as restated  ............      .09          .30          .30          .38
                                               ====         ====         ====         ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the three and six months ended June 30, 1996 and June 29, 1997 and the 1996 Form 10-K.


RESULTS OF OPERATIONS


     The table below sets forth selected operating data of the Company for the three and six months ended June 30, 1996 and June 29, 1997:



                                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                        -------------------------   ----------------------
                                                        JUNE 30,       JUNE 29,     JUNE 30,     JUNE 29,
                                                          1996          1997         1996         1997
                                                        ------------   ----------   ----------   ---------
  Net sales   .......................................      100.0%        100.0%       100.0%       100.0%
  Cost of goods sold   ..............................       81.4          74.1         80.3         73.7
                                                          ------        ------      -------       ------
  Gross margin   ....................................       18.6          25.9         19.7         26.3
  Selling, general and administrative expense  ......       15.0          11.0         14.6         11.9
                                                          ------        ------      -------       ------
  Operating earnings   ..............................        3.6%         14.9%         5.1%        14.4%
                                                        ==========      ======      =======       ======

     Net sales from continuing operations for the three and six months ended June 29, 1997, were $287.6 million and $541.1 million, respectively, an increase of $33.7 million (13.3%) and an increase of $57.5 million (11.9%) over the comparable periods in the prior year. Net sales on a normalized basis, after excluding divested product lines which are not classified as discontinued operations (time and temperature products, decorative bedding and Counselor/registered trademark/ & Borg/registered trademark/ branded scales), increased 16.6% and 14.7% for the three and six months ended June 29, 1997, respectively.


     Global sales, on a normalized basis, increased during the first half of 1997 in all five of the Company's global product categories - Appliances, Health Care, Personal Care and Comfort, Outdoor Cooking and Away from Home. Global sales growth exceeded 20% during the second quarter of 1997 in the Appliances, Personal Care and Comfort, and Away from Home product categories and sales grew over 11% in the Outdoor Cooking category. Also contributing to the Company's sales growth in 1997 were its new retail outlet stores, of which ten were open in the first half of the year. International sales grew over 25% during the second quarter and almost 20% for the six months ended June 29, 1997, driven primarily by 42 new 220 volt product introductions and the execution of 20 new international distribution and license agreements during the past nine months. Domestic sales increased almost 11% during the second quarter and 10% for the six months, primarily from improved distribution, new product introductions and the first growth in the Outdoor Cooking category in three years.


     The gross margin percentage for the second quarter of 1997 increased 7.3 percentage points, to 25.9%, while the gross margin percentage for the first half of 1997 increased 6.6 percentage points to 26.3%. These increases reflect the results of many cost savings and margin enhancement initiatives undertaken as part of the Company's restructuring plan announced in November 1996 coupled with the incremental margin attributable to higher revenues associated with the Company's growth plan. The Company's cost reduction initiatives included reducing the number of manufacturing facilities from 26 to 9 currently (with one additional manufacturing facility scheduled to be closed later in 1997) and warehouses from 61 to 18. In addition, the Company has taken other actions to enhance margins, including the elimination of low margin and/or unprofitable products/stock keeping units (SKU'S) and the consolidation of the Company's purchasing activities and re-negotiation of supply contracts resulting in procurement savings for raw materials.


     The Company has essentially completed its restructuring plan and has recently initiated a refinement program targeted at aggressively improving factory productivity at all of its remaining operations, and in particular at the Neosho, Missouri Outdoor Cooking Products facility which suffered from poor productivity and operating inefficiencies during the 1997 grill season. The refinement of the Neosho facility, which will be completed prior to the initiation of production for the 1998 grill season in the third quarter of 1997, includes a re-layout to improve material flow, increased usage of common parts in the manufacturing process and modifications to the paint system to increase capacity and throughput. These initiatives coupled with the re-negotiation of customer contracts for the 1998 season are expected to further improve Outdoor Cooking gross margins in 1998.


     Operating earnings for the quarter ended June 29, 1997 increased $33.8 million over the prior year to $43.0 million, or 369%. For the first half of 1997, operating earnings were $77.7 million, an increase of $53.0 million over the comparable prior year period. As a percentage of sales, operating margin of 14.9% increased 11.3 percentage points above last year's second quarter. For the first six months of 1997, the operating margin was 14.4%, an increase of
9.3 percentage points over the comparable prior year period. The operating margin improvements for 1997 were the result of the improved gross margin discussed above and lower selling, general and administrative ("SG&A") costs in 1997 associated with the consolidation of six divisional and regional headquarters into one, reduced staffing levels, the outsourcing of certain back-office functions and the reduction in the number of warehouses. These cost reduction initiatives coupled with increased sales resulted in SG&A decreasing as a percentage of sales from 15.0% and 14.6% for the three month and six month periods ended June 30, 1996 to 11.0% and 11.9% for the comparable periods of 1997, respectively.


     Interest expense for the three and six months ended June 29, 1997 decreased $.4 million and $1.4 million, respectively, as a result of lower borrowings levels in 1997. Other (income) expense changed from expense of $.9 million and $2.3 million in the three and six months ended June 30, 1996, respectively, to income of $.5 million and $.4 million in the comparable 1997 periods. This change is primarily attributable to higher foreign exchange losses in 1996 associated with the April 1996 Venezuelan currency devaluation.


     The overall effective income tax rate for earnings from continuing and discontinued operations for the six months ended June 29, 1997 was 36.0%, a 1.0 percentage point decrease from the overall prior year effective tax rate. This decrease reflects lower foreign taxes from the utilization of foreign tax credits and loss carryforwards and lower state income taxes.


     For the three months ended June 29, 1997, the Company's earnings from continuing operations were $26.2 million, an increase of $23.4 million over earnings from continuing operations of $2.8 million in 1996. For the first half of 1997 earnings from continuing operations increased $37.4 million to $46.8 million. Earnings per share from continuing operations for the second quarter of 1997 of $.30 per share was 900% better than the $.03 per share reported during the second quarter of 1996. On a year to date basis, earnings per share from continuing operations of $.54 per share increased nearly five times greater than the $.11 per share reported in the first half of 1996. The Company's share base utilized in the earnings per share calculation increased approximately 6% for both the three and six month periods ended June 29, 1997 as a result of an increase in the number of shares of common stock and common stock equivalents outstanding due to the exercise of stock options and a higher market value of the Company's common stock in 1997.


     The Company's discontinued furniture operations, which were sold in March 1997, broke-even in 1997 on revenues of $51.6 million. In 1996, net earnings of the discontinued furniture operations were $4.4 million for the second quarter and $15.2 million for the six months ended June 30, 1996, on revenues of $92.0 million and $202.2 million for the three and six months periods, respectively. During the first quarter of 1997, upon completion of the sale of the furniture business, the Company provided for additional losses on the disposal in the amount of $13.7 million, net of applicable tax benefits, as a result of lower than anticipated sales proceeds. As a result of the sale of the furniture business and the additional loss provision recorded in the first quarter of 1997, the Company's net earnings for the six months ended June 29, 1997 were $33.1 million, an increase of $8.5 million from the net earnings of $24.6 million in the first half of 1996.

LIQUIDITY AND CAPITAL RESOURCES


     At June 29, 1997, the Company had cash and cash equivalents of $58.0 million and total debt of $175.6 million. Cash used in operating activities for the six months ended June 29, 1997 was $4.2 million compared to $7.2 million for the comparable period of 1996. This decrease is primarily attributable to the increases in earnings before non-cash charges in 1997, offset by higher accounts receivable due to increased sales in 1997 and cash expenditures in 1997 under the Company's restructuring plan.


     Capital spending totaled $26.7 million for the first half of 1997 and was primarily made for new products, cost reduction and capacity expansion initiatives. Cash provided by investing activities also reflects $84.7 million in proceeds from sales of businesses, assets and product categories determined to be non-core to the Company's ongoing operations in conjunction with the 1996 restructuring plan. Cash used in financing activities totaled $7.4 million in 1997 and reflects the repayment of $15.0 million in borrowings under the Company's revolving credit facility and $11.8 million of debt related to the divested furniture operations and other assets sold offset by $20.3 million in cash proceeds from the exercise of stock options during the first half of 1997, substantially all by former employees of the Company. In 1996, cash provided by financing activities of $49.6 million was primarily from increased borrowings to support working capital and capital spending requirements. In July 1997, the Company reduced the amount of available borrowings under its September 1996 unsecured five year revolving credit facility from $500 million to $250 million as a result of improved cash flow and lower future anticipated borrowing needs.



     The Company believes that its cash flow from operations, existing cash and cash equivalent balances as well as its revolving credit facility will be sufficient to finance its requirements to support working capital needs, capital expenditures, restructuring expenditures and debt service in the foreseeable future.


CAUTIONARY STATEMENTS


     Certain of the information contained herein may contain "forward-looking" information, as such term is defined by the Private Securities Litigation Reform Act of 1995 and in releases made by the Securities and Exchange Commission ("SEC"). Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including those set forth in Part 1, Item 1 under the heading "Cautionary Statements" in the 1996 Form 10-K, which cautionary statements are incorporated herein by reference.

PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     The Annual Meeting of Shareholders of the Company was held on June 11, 1997, for the purpose of considering and voting on the election of Directors. The Company's Directors were elected by the following vote:



                              NUMBER OF SHARES
TO ELECT THE FOLLOWING    -------------------------
NOMINEES AS DIRECTORS
OF THE COMPANY               FOR         WITHHELD
-----------------------   ------------   ----------
Albert J. Dunlap          70,436,644     1,309,962
Charles M. Elson          70,480,901     1,265,705
Russell A. Kersh          70,425,165     1,321,441
Howard G. Kristol         70,430,620     1,315,986
Peter A. Langerman        70,470,270     1,276,336
William T. Rutter         70,612,689     1,133,917
Faith Whittlesey          70,613,439     1,133,167

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a)  Exhibits


11. Calculation of Earnings Per Share of Common Stock.

27. Financial Data Schedule, submitted electronically to the Securities and Exchange Commission for information only and not filed.

99.1 Press Release dated July 23, 1997, regarding second quarter 1997 earnings.

(b)  Reports on Form 8-K

The Company has not filed any reports on Form 8-K during the second quarter of 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            SUNBEAM CORPORATION




Date: July 23, 1997                        By: /s/ Russell A. Kersh
                                            -----------------------------------
                                            Russell A. Kersh
                                            Executive Vice President,
                                            Finance and Administration
                                            (Principal Financial Officer
                                            and duly authorized to sign
                                            on behalf of the Registrant)

                                 EXHIBIT INDEX

EXHIBIT
-------

11.    Calculation of Earnings Per Share of Common Stock.

27. Financial Data Schedule, submitted electronically to the Securities and Exchange Commission for information only and not filed.

99.1 Press Release dated July 23, 1997, regarding second quarter 1997 earnings.