Form 10-Q
period 1997-09-28
SUNBEAM CORP/FL/
filed 1997-10-24
CIK 3662

===============================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------

                                   FORM 10-Q

            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE PERIOD ENDED SEPTEMBER 28, 1997

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______.

                          COMMISSION FILE NUMBER 1-52


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

                          Yes |X|        No| |

     On October 15, 1997 there were 85,471,151 shares of the registrant's Common Stock ($.01 par value) outstanding.

===============================================================================

                     SUNBEAM CORPORATION AND SUBSIDIARIES

                               QUARTERLY REPORT
                                  ON FORM 10-Q

                               TABLE OF CONTENTS

                                                                                             PAGE
                                                                                            -----
PART I.      FINANCIAL INFORMATION

             Item 1. Financial Statements

                 Condensed Consolidated Statements of Operations (Unaudited) for the three
                 and nine months ended Septembeer 29, 1996 and September 28, 1997  ........    2
                 Condensed Consolidated Balance Sheets as of December 29, 1996 and
                 September 28, 1997 (Unaudited)   .........................................    3
                 Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine
                 months ended September 29, 1996 and September 28, 1997   .................    4
                 Notes to Condensed Consolidated Financial Statements (Unaudited) .........    5
             Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations   ......................................................    8
PART II.     OTHER INFORMATION

             Item 6. Exhibits and Reports on Form 8-K  ....................................   11
SIGNATURES    ...........................................................................     12

PART I. FINANCIAL INFORMATION

                      SUNBEAM CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                      ---------------------------------   --------------------------------
                                                       SEPTEMBER 29,     SEPTEMBER 28,     SEPTEMBER 29,     SEPTEMBER 28,
                                                           1996              1997              1996              1997
                                                      ---------------   ---------------   ---------------   --------------
                                                                 (UNAUDITED)                        (UNAUDITED)
Net sales   .......................................     $ 231,770          $289,033          $715,375         $ 830,092
Cost of goods sold   ..............................       202,998           200,242           591,291           599,021
Selling, general and administrative expense  ......        49,441            33,863           120,080            98,430
                                                        ---------          ---------         --------         ---------
Operating earnings (loss)  ........................       (20,669)           54,928             4,004           132,641
Interest expense and other net   ..................         4,424             1,503            13,123             6,098
                                                        ---------          ---------         --------         ---------
Earnings (loss) from continuing operations
  before income taxes   ...........................       (25,093)           53,425            (9,119)          126,543
Income taxes (benefit):
 Current ..........................................        (7,898)           17,136            (4,954)           11,430
 Deferred   .......................................        (1,425)            1,717             2,223            33,746
                                                        ---------          ---------         --------         ---------
                                                           (9,323)           18,853            (2,731)           45,176
                                                        ---------          ---------         --------         ---------
Earnings (loss) from continuing operations   ......       (15,770)           34,572            (6,388)           81,367

Earnings (loss) from discontinued operations,
  net of taxes ....................................        (2,318)               --            12,866           (13,713)
                                                        ---------          ---------         --------         ---------
Net earnings (loss)  ..............................     $ (18,088)         $ 34,572          $  6,478         $  67,654
                                                        =========          =========         ========         =========
Net earnings (loss) per share of common
  stock from continuing operations  ...............     $   (0.19)         $   0.39          $  (0.08)        $    0.93
                                                        =========          =========         ========         =========
Net earnings (loss) per share of
  common stock    .................................     $   (0.22)         $   0.39          $   0.08         $    0.77
                                                        =========          =========         ========         =========
Average number of common and common
  equivalent shares outstanding  ..................        83,578            88,233            83,793            87,884

Dividends declared per share of
  common stock ....................................     $     .01          $    .01          $    .03         $     .03

                   See Notes to Condensed Consolidated Financial Statements.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                                                                          DECEMBER 29,     SEPTEMBER 28,
                                                                              1996             1997
                                                                         --------------   --------------
                                                                                           (UNAUDITED)


ASSETS
Current assets:
 Cash and cash equivalents  ..........................................    $   11,526       $   22,811
 Receivables, net  ...................................................       213,438          309,095
 Inventories .........................................................       162,252          290,876
 Net assets of discontinued operations and other assets held for sale        102,847            2,900
 Deferred income taxes   .............................................        93,689           56,854
 Prepaid expenses and other current assets ...........................        40,411           10,016
                                                                          ----------       ----------
    Total current assets .............................................       624,163          692,552
Property, plant and equipment, net   .................................       220,088          229,152
Trademarks and trade names, net   ....................................       200,262          195,851
Other assets .........................................................        28,196           27,516
                                                                          ----------       ----------
                                                                          $1,072,709       $1,145,071
                                                                          ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term debt and current portion of long-term debt ...............    $      921       $      668
 Accounts payable  ...................................................       107,319          132,686
 Restructuring accrual   .............................................        63,834           20,068
 Other current liabilities  ..........................................        99,509           92,575
                                                                          ----------       ----------
    Total current liabilities  .......................................       271,583          245,997
Long-term debt  ......................................................       201,115          199,855
Non-operating and other long-term liabilities ........................       152,451          145,509
Deferred income taxes ................................................        52,308           55,894
Shareholders' equity:
 Common stock (issued 88,441,479 and 89,925,359 shares)   ............           884              899
 Other shareholders' equity ..........................................       457,756          560,048
 Treasury stock, at cost (4,478,814 and 4,460,485)  ..................       (63,388)         (63,131)
                                                                          ----------       ----------
    Total shareholders' equity .......................................       395,252          497,816
                                                                          ----------       ----------
                                                                          $1,072,709       $1,145,071
                                                                          ==========       ==========

                   See Notes to Condensed Consolidated Financial Statements.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                             NINE MONTHS ENDED
                                                                      --------------------------------
                                                                       SEPTEMBER 29,     SEPTEMBER 28,
                                                                           1996              1997
                                                                      ---------------   --------------
                                                                                (UNAUDITED)
OPERATING ACTIVITIES:
 Net earnings   ...................................................     $   6,478        $   67,654
 Adjustments to reconcile net earnings to net cash used in
   operating activities:
  Depreciation and amortization   .................................        34,576            29,770
  Loss on sale of discontinued operations, net of taxes   .........            --            13,713
  Deferred income taxes  ..........................................         2,223            33,746
 Changes in working capital and other, including
   restructuring spending   .......................................       (62,045)         (205,655)
                                                                        ---------        ----------
   Net cash used in operating activities   ........................       (18,768)          (60,772)
                                                                        ---------        ----------
INVESTING ACTIVITIES:
 Capital expenditures    ..........................................       (54,985)          (40,124)
 Proceeds from sale of divested operations and other assets  ......            --            90,922
                                                                        ---------        ----------
   Net cash provided by (used in) investing activities ............       (54,985)           50,798
                                                                        ---------        ----------
FINANCING ACTIVITIES:
 Net borrowings under revolving credit facility  ..................        55,000            10,000
 Issuance of long-term debt .......................................        11,500                --
 Payments of debt obligations  ....................................        (1,383)          (11,882)
 Proceeds from exercise of stock options   ........................         3,286            25,453
 Sale of treasury stock  ..........................................         4,437                --
 Other ............................................................        (2,722)           (2,312)
                                                                        ---------        ----------
   Net cash provided by financing activities  .....................        70,118            21,259
                                                                        ---------        ----------
Net increase (decrease) in cash and cash equivalents   ............        (3,635)           11,285
Cash and cash equivalents at beginning of period ..................        28,273            11,526
                                                                        ---------        ----------
Cash and cash equivalents at end of period ........................     $  24,638        $   22,811
                                                                        =========        ==========

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

2. SUPPLEMENTAL FINANCIAL STATEMENT DATA
   (IN THOUSANDS)


                                                         DECEMBER 29,     SEPTEMBER 28,
                                                             1996             1997
                                                        --------------   --------------
   Inventories:
    Finished goods  .................................    $   84,813        $ 179,573
    Work in process .................................        25,167           37,530
    Raw materials and supplies  .....................        52,272           73,773
                                                         ----------        ---------
                                                         $  162,252        $ 290,876
                                                         ==========        =========
   Property, plant and equipment:
    Land   ..........................................    $    2,524        $   1,793
    Buildings and improvements  .....................        95,619           86,602
    Machinery and equipment  ........................       258,199          238,653
                                                         ----------        ---------
                                                            356,342          327,048
    Accumulated depreciation and amortization  ......      (136,254)         (97,896)
                                                         ----------        ---------
                                                         $  220,088        $ 229,152
                                                         ==========        =========
   Trademarks and trade names:
    Gross  ..........................................    $  237,054        $ 237,054
    Accumulated amortization ........................       (36,792)         (41,203)
                                                         ----------        ---------
                                                         $  200,262        $ 195,851
                                                         ==========        =========

                     SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (UNAUDITED)

2. SUPPLEMENTAL FINANCIAL STATEMENT DATA--(CONTINUED)
  (IN THOUSANDS)


                                                                   NINE MONTHS ENDED
                                                            --------------------------------
                                                             SEPTEMBER 29,     SEPTEMBER 28,
                                                                 1996              1997
                                                            ---------------   --------------
   Cash paid during the period for:
   Interest, net of $350 and $559 interest capitalized in
    1996 and 1997, respectively  ........................       $8,249          $   8,385
                                                                ======          =========
   Income tax refunds   .................................       $ (540)         $ (44,595)
                                                                ======          =========

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

     During the nine months ended September 28, 1997, the restructuring accrual was reduced by $43.7 million as a result of cash and non-cash charges. The following table sets forth the details and the cumulative activity in the restructuring accrual as of September 28, 1997 (in millions):


                                     ACCRUAL BALANCE           CASH         NON-CASH        ACCRUAL BALANCE
                                   AT DECEMBER 29, 1996     REDUCTIONS     REDUCTIONS     AT SEPTEMBER 28, 1997
                                  ----------------------   ------------   ------------   ----------------------
   Severance and other
    employee costs ............           $ 36.9            $  (15.9)       $ (5.5)              $ 15.5
   Closure and consolidation of
    facilities and related exit
    costs .....................             26.9               (20.6)         (1.7)                 4.6
                                          -------           --------        ------               -------
   Total  .....................           $ 63.8            $  (36.5)       $ (7.2)              $ 20.1
                                          =======           ========        ======               =======

4. DISCONTINUED OPERATIONS AND OTHER ASSETS HELD FOR SALE

     In March 1997, the Company completed the sale of its furniture business (by a sale of assets) to a subsidiary of U.S. Industries, Inc. The Company initially recorded a provision for estimated losses to be incurred on the sale of the furniture business of $32.4 million, net of applicable income tax benefits, for the fiscal year ended December 29, 1996. During the first quarter of 1997, upon the completion of the sale, the Company provided for additional losses on disposal of the furniture business in the amount of $13.7 million, net of applicable income tax benefits as a result of lower than anticipated sales proceeds.

     In March 1997, the Company completed the sale of its time and temperature product line and in May 1997, the Company completed the sale of its Biddeford, Maine textile facility to an employee led investment group.

                     SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (UNAUDITED)

5. CREDIT FACILITIES AND LONG-TERM DEBT

     In July 1997, the Company reduced the amount of available borrowings under its September 1996 unsecured five year revolving credit facility from $500 million to $250 million. At September 28, 1997, the Company had $115 million of borrowings outstanding under the revolving credit facility. During 1997, the Company also repaid $11.9 million of other long-term borrowings related to the divested furniture operations and other assets sold.

6. EARNINGS PER SHARE

     During the first quarter of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share", which supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share". SFAS No. 128 is effective for financial statements for both interim and annual periods after December 15, 1997. Early application is prohibited; although, footnote disclosure of proforma earnings per share ("EPS") amounts computed under SFAS No. 128 is permitted, as follows:


                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                           ---------------------------------   --------------------------------
                                            SEPTEMBER 29,     SEPTEMBER 28,     SEPTEMBER 29,     SEPTEMBER 28,
                                                1996              1997              1996              1997
                                           ---------------   ---------------   ---------------   --------------
   Primary EPS as reported  ............        (.22)              .39               .08                    .78
   Effect of SFAS No. 128   ............          --               .02                --                    .02
                                               -----               ----              ----                   ---
   Basic EPS as restated ...............        (.22)              .41               .08                    .80
                                               =====               ====              ====                   ===
   Fully diluted EPS as reported  ......        (.22)              .39               .08                    .77
   Effect of SFAS No. 128   ............          --                --                --                    .01
                                               -----               ----              ----                   ---
   Diluted EPS as restated  ............        (.22)              .39               .08                    .78
                                               =====               ====              ====                   ===

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the three and nine months ended September 29, 1996 and September 28, 1997 and the 1996 Form 10-K.

RESULTS OF OPERATIONS

     The table below sets forth selected operating data of the Company for the three and nine months ended September 29, 1996 and September 28, 1997:


                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                         ---------------------------------   --------------------------------
                                          SEPTEMBER 29,     SEPTEMBER 28,     SEPTEMBER 29,     SEPTEMBER 28,
                                              1996              1997              1996              1997
                                         ---------------   ---------------   ---------------   --------------
   Net sales  ........................        100.0%            100.0%            100.0%            100.0%
   Cost of goods sold  ...............         87.6              69.3              82.7              72.2
                                           ----------         -------           -------           -------
   Gross margin  .....................         12.4              30.7              17.3              27.8
   Selling, general and administrative
    expense ..........................         21.3              11.7              16.8              11.8
                                           ----------         -------           -------           -------
   Operating earnings (loss)..........         (8.9)%            19.0%              0.5%             16.0%
                                           ==========         =======           =======           =======

     Net sales from continuing operations for the three and nine months ended September 28, 1997, were $289.0 million and $830.1 million, respectively, an increase of $57.3 million (24.7%) and an increase of $114.7 million (16.0%) over the comparable periods in the prior year. Net sales on a normalized basis, after excluding divested product lines which are not classified as discontinued operations (time and temperature products, decorative bedding and Counselor/registered trademark/ & Borg/registered trademark/ branded scales), increased 28.3% and 19.4% for the three and nine months ended September 28, 1997, respectively.

     Global sales, on a normalized basis, increased during the third quarter and nine months ended September 28, 1997 in all five of the Company's product categories (Appliances, Health Care, Personal Care and Comfort, Outdoor Cooking, and Away From Home) primarily from new product introductions, improved distribution (particularly with the Company's top ten customers), international geographic expansion and improved price realization for certain products. Global sales growth on a normalized basis exceeded 30% during the third quarter of 1997 in the Appliance and Personal Care and Comfort categories and sales grew over 26% in the Outdoor Cooking category. Sales for the third quarter of 1997 in the Health at Home and Away From Home categories increased 13% and 2%, respectively. For the nine months ended September 28, 1997, sales growth in excess of 20% on a normalized basis was experienced in the Appliances (24%), Personal Care and Comfort (31%) and Away From Home (22%) product categories while sales for Outdoor Cooking and Health at Home products increased 10% and 6%, respectively. Also contributing to the Company's sales growth in 1997 were its new retail outlet stores, of which 18 were open by September 1997. International sales on a normalized basis grew over 51% during the third quarter and 31% for the nine months ended September 28, 1997, driven primarily by 50 new 220 volt product introductions and the execution of 20 new international distribution and license agreements during the past nine months. Domestic sales on a normalized basis increased 24% during the third quarter and 17% for the nine months ended September 28, 1997, primarily from new product introductions and the improved distribution with the Company's top customers discussed above.

     The gross margin percentage for the third quarter of 1997 increased 18.3 percentage points, to 30.7%, while the gross margin percentage for the first nine months of 1997 increased 10.5 percentage points to 27.8%. These increases reflect the results of many cost savings and margin enhancement initiatives undertaken as part of the Company's restructuring plan announced in November 1996 coupled with the incremental margin attributable to new products and higher revenues associated with the Company's growth plan. The Company's cost reduction initiatives included reducing the number of manufacturing facilities from 26 to 9 currently (with one additional manufacturing facility scheduled to be closed later in 1997).

In addition, the Company has taken other actions to enhance margins, including the elimination of low margin and/or unprofitable products/stock keeping units (SKU'S) and the consolidation of the Company's purchasing activities and re-negotiation of supply contracts resulting in procurement savings for raw materials and products. The third quarter 1997 gross margin was also positively impacted by improved product mix, including fewer sales of lower margin Outdoor Cooking Products compared to the first half of 1997.

     The Company has essentially completed its restructuring plan and initiated a refinement program in the second quarter of 1997 targeted at aggressively improving factory productivity at all of its remaining operations, including the Neosho, Missouri Outdoor Cooking Products facility which suffered from poor productivity and operating inefficiencies during the 1997 grill season. The benefits of the refinement program began to favorably impact productivity in several factories during the third quarter of 1997. The refinement of the Neosho facility, which will be completed prior to the initiation of production for the 1998 grill season, includes a re-layout to improve material flow, increased usage of common parts in the manufacturing process and modifications to the paint system to increase capacity and throughput. These initiatives coupled with the re-negotiation of customer contracts for the 1998 grill season are expected to improve Outdoor Cooking gross margins in 1998.

     Operating earnings for the quarter ended September 28, 1997 increased $75.6 million over the prior year to $54.9 million. For the nine months ended September 28, 1997, operating earnings were $132.6 million, an increase of $128.6 million over the comparable prior year period. As a percentage of sales, the operating margin of 19.0% increased 27.9 percentage points above last year's third quarter. For the nine month period of 1997, the operating margin was 16.0%, an increase of 15.5 percentage points over the comparable prior year period. The operating margin improvements for 1997 were the result of the improved gross margin discussed above and lower selling, general and administrative ("SG&A") costs in 1997 associated with the consolidation of six divisional and regional headquarters into one, reduced staffing levels, the outsourcing of certain back-office functions and a reduction in the number of warehouses. In addition, SG&A during the third quarter of 1996 included compensation costs of $7.4 million associated with restricted stock awards and other costs related to the employment of a new senior management team and bad debt expense of $3.2 million associated with the bankruptcy filings of certain of the Company's retail customers and the third quarter and nine months of 1997 included higher media advertising spending. The cost reduction initiatives and one time items in 1996 coupled with increased sales in 1997 resulted in SG&A decreasing as a percentage of sales from 21.3% and 16.8% for the three month and nine month periods ended September 29, 1996 to 11.7% and 11.9% for the comparable periods of 1997, respectively.

     Interest expense and other, net decreased for the three and nine months ended September 28, 1997 by $2.9 million and $7.0 million, respectively, primarily as a result of lower borrowing levels in 1997 and higher foreign exchange losses in 1996 associated with a Venezuelan currency devaluation.

     The overall effective income tax rate (related to both earnings from continuing and discontinued operations) for the nine months ended September 28, 1997 was 35.7%, a 1.3 percentage point decrease from the overall prior year effective tax rate. This decrease reflects lower foreign taxes from the utilization of foreign tax credits and loss carryforwards and lower state income taxes.

     For the three months ended September 28, 1997, the Company's earnings from continuing operations were $34.6 million, an increase of $50.4 million over a loss from continuing operations of $15.8 million in 1996. For the nine months ended September 28, 1997 earnings from continuing operations increased $87.8 million to $81.4 million. Earnings per share from continuing operations for the third quarter of 1997 of $.39 per share was $.58 per share better than the loss of $.19 per share reported during the third quarter of 1996. On a year to date basis, earnings per share from continuing operations of $.93 per share was $1.01 greater than the $.08 loss per share reported in the first nine months of 1996. The Company's share base utilized in the earnings per share calculation increased approximately 5% for both the three and nine month periods ended September 28, 1997 as a result of an increase in the number of shares of common stock and common stock equivalents outstanding due to exercises and grants of stock options and a higher market value of the Company's common stock in 1997.

     The Company's discontinued furniture operations, which were sold in March 1997, reflect a net loss of $13.7 million in 1997 on revenues of $51.6 million. In 1996, the discontinued furniture operations experienced a net loss of $2.3 million for the third quarter and net income of $12.8 million for the nine months ended September 29, 1996, on revenues of $13.1 million and $215.3 million for the three and nine months periods, respectively. During the first quarter of 1997, upon completion of the sale of the furniture business, the Company provided for additional losses on the disposal in the amount of $13.7 million, net of applicable tax benefits, as a result of lower than anticipated sales proceeds. Including the operating results of the discontinued furniture business and the additional loss provision on the disposal recorded in the first quarter of 1997, the Company's net earnings for the nine months ended September 28, 1997 were $67.7 million, an increase of $61.2 million from the net earnings of $6.5 million in the first nine months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At September 28, 1997, the Company had cash and cash equivalents of $22.8 million and total debt of $200.5 million. Cash used in operating activities for the nine months ended September 28, 1997 was $60.8 million compared to $18.8 million for the comparable period of 1996. This decrease is primarily attributable to an increase in earnings before non-cash charges in 1997, offset by higher accounts receivable due to increased sales in 1997, increased 1997 inventory levels necessary to support anticipated fourth quarter sales growth and cash expenditures in 1997 under the Company's restructuring plan. In addition, cash used in operating activities in 1997 was favorably impacted by.higher income tax refunds due to the carryback of 1996 operating losses to obtain refunds of prior year tax payments.

     Capital spending totaled $40.1 million for the first nine months of 1997 and was primarily for new products, cost reduction and capacity expansion initiatives. Cash provided by investing activities reflects $90.9 million in proceeds from sales of businesses, assets, and product categories determined to be non-core to the Company's ongoing operations in conjunction with the 1996 restructuring plan. Cash provided by financing activities totaled $21.3 million in 1997 and reflects $10.0 million of borrowings under the Company's revolving credit facility, $11.9 million of debt repayments related to the divested furniture operations and other assets sold, and $25.5 million in cash proceeds from the exercise of stock options in 1997, substantially all by former employees of the Company. In 1996, cash provided by financing activities of $70.1 million was primarily from increased borrowings to support working capital and capital spending requirements. In July 1997, the Company reduced the amount of available borrowings under its September 1996 unsecured five year revolving credit facility from $500 million to $250 million.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

11  Calculation of Earnings Per Share of Common Stock.

27 Financial Data Schedule, submitted electronically to the Securities and Exchange Commission for information only and not filed.

99.1 Press Release dated October 13, 1997, regarding 1997 new product introductions.

99.2 Press Release dated October 22, 1997, regarding third quarter 1997 earnings.

99.3 Press Release dated October 23, 1997, announcing retention of Morgan
     Stanley.

(b)  Reports on Form 8-K

The Company has not filed any reports on Form 8-K during the third quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SUNBEAM CORPORATION

Date: October 24, 1997                   By: /s/ RUSSELL A. KERSH
                                            -----------------------------------
                                            Russell A. Kersh
                                            Executive Vice President, Finance
                                            and Administration (Principal
                                            Financial Officer and duly
                                            authorized to sign on behalf of the
                                            Registrant)

                                 EXHIBIT INDEX


EXHIBIT                       DESCRIPTION
-------                       -----------


11       Calculation of Earnings Per Share of Common Stock.

27       Financial Data Schedule

99.1 Press Release dated October 13. 1997, regarding 1997 new product introductions.

99.2 Press Release dated October 22, 1997, regarding third quarter 1997 third quater earnings.

99.3     Press Release dated October 23, 1997, announcing retention of Morgan
         Stanley.