Form 10-K405
period 1997-12-28
SUNBEAM CORP/FL/
filed 1998-03-06
CIK 3662

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                    FORM 10-K
(Mark One)

           [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                FOR THE TRANSITION PERIOD FROM______TO_______.

                       COMMISSION FILE NUMBER 0001-000052

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of all classes of the registrant's voting stock held by non-affiliates as of February 27, 1998 was approximately $2,801,018,606.

     On February 27, 1998, there were 86,457,201 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 1998 Annual Meeting of
Shareholders are incorporated by reference in Part III hereof.
================================================================================

                     SUNBEAM CORPORATION AND SUBSIDIARIES

                                 ANNUAL REPORT
                                 ON FORM 10-K

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                           -----
PART I
 ITEM 1.    BUSINESS
            General. .....................................................   1
            Restructuring and Growth Plan ................................   1
            Pending Acquisitions..........................................   2
            Products .....................................................   2
            Competitive Strengths ........................................   4
            Customers ....................................................   5
            Patents and Trademarks .......................................   5
            Employees ....................................................   6
            Seasonality ..................................................   6
            Raw Materials ................................................   6
            Environmental Matters ........................................   6
            Cautionary Statements.........................................   7
 ITEM 2.    PROPERTIES ...................................................  10
 ITEM 3.    LEGAL PROCEEDINGS ............................................  10
 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........  11
            EXECUTIVE OFFICERS OF THE REGISTRANT .........................  11
PART II
 ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS ..........................................  12
 ITEM 6.    SELECTED FINANCIAL DATA ......................................  13
 ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS ..........................  14
 ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..................  19
 ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE ..........................  19
PART III
 ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...........  19
 ITEM 11.   EXECUTIVE COMPENSATION .......................................  19
 ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT ...................................................  20
 ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...............  20
PART IV
 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K ..................................................  20
SIGNATURES................................................................  22

                                    PART I

ITEM 1. BUSINESS


GENERAL


     Sunbeam Corporation (collectively with its subsidiaries, the "Company" or "Sunbeam") is a leading designer, manufacturer and marketer of branded consumer products. The Company's primary business is the manufacture, marketing and distribution of durable household consumer products through mass market and other distributors in the United States and internationally. The Company also sells its products to commercial end users such as hotels and other institutions (the "Away From Home" category of the business).


     The Company's product categories are: (1) Appliances (mixers, blenders, food steamers, bread makers, rice cookers, coffee makers, toasters, irons and garment steamers) (2) Health at Home (vaporizers, humidifiers, air cleaners, water filters, massagers, hot and cold packs, blood pressure monitors and scales) (3) Personal Care and Comfort (shower massagers, hair clippers and trimmers, electric warming blankets and throws) (4) Outdoor Cooking (electric, gas and charcoal grills and grill accessories) and (5) Away From Home (clippers and related products for the professional beauty, barber and veterinarian trade and sales of products to commercial and institutional channels). The International Group is responsible for sales (primarily of small appliances, personal care, grills and comfort products, professional clippers and related products) in all countries other than the United States.


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


RESTRUCTURING AND GROWTH PLAN


     In the Fall of 1996, under newly elected Chairman, Albert J. Dunlap, the Company announced a major restructuring and growth plan. The restructuring portion of the plan was completed during 1997, resulting in a significant reduction in employees, facilities and costs, all of which is anticipated to generate approximately $225 million in annual savings for the Company. As a part of the restructuring plan, the Company divested its non-core businesses and assets, including furniture, time and temperature, decorative bedding, gas heaters and logs, Counselor/registered trademark/ and Borg/registered trademark/ scale businesses and the Company's Biddeford, Maine textile mill.


     The Company's restructuring plan included the closure of 18 factories, 43 warehouses and 5 headquarters, resulting in the consolidation of all corporate offices into a single headquarters office located in Delray Beach, Florida and an operations center at its Hattiesburg manufacturing and distribution facility. The number of manufacturing facilities has been reduced from twenty-six to eight (four in the US and four international). See "Properties" below.


     The Company has also consolidated all purchasing functions, substantially reduced the number of stock keeping units maintained by the Company and outsourced certain administrative, manufacturing and distribution activities.


     The Company has developed a comprehensive three year growth plan for its core businesses. Sunbeam's goal is for revenues to double, reaching $2 billion by 1999, with operating margins improving to 20% of sales. This revenue growth is anticipated to be derived, in large part, by the development of new innovative products and the globalization of the Company. Domestically, the goal is to introduce at least 30 new products each year; during 1997, the Company introduced 35 new domestic products and 54 new international products. In its international business, the Company has a goal to triple international sales to $600 million by 1999. During 1997 the Company entered into 25 new international distribution/license agreements. The Company has also identified new channels of distribution as additional sales growth opportunities, including commercial organizations and "direct to the consumer" channels such as catalogs, the Internet and Sunbeam/registered trademark/ factory outlet stores. These growth plans do not reflect the impact of the Company's pending acquisitions of The Coleman Company, Inc., Signature Brands USA, Inc. and First Alert, Inc. See "PENDING ACQUISITIONS".


     Both international expansion and new product introductions will be supported by a significant investment in a major new advertising program that is geared to continually strengthening the Sunbeam/registered trademark/, Oster/registered trademark/, Grillmaster/registered trademark/ and other brands in the marketplace.


PENDING ACQUISITIONS


     On March 2, 1998, the Company announced that it had entered into three separate agreements to acquire The Coleman Company, Inc., Signature Brands USA, Inc. and First Alert, Inc. The three transactions are subject to customary conditions, including the receipt of required regulatory approvals, and are expected to close early this spring.


     The Coleman Company, Inc. ("Coleman"), with 1997 revenues of approximately $1.1 billion, is the world's leading manufacturer and marketer of outdoor recreational products. It manufactures and distributes widely diversified product lines for camping, leisure time and hardware markets, under the Coleman/registered trademark/, Powermate/registered trademark/, Camping Gaz/registered trademark/ and Eastpak/registered trademark/ brand names. The Coleman transaction is valued at approximately $2.0 billion, consisting of approximately $811 million in Company common stock, approximately $260 million in cash and the assumption of debt.


     Signature Brands USA, Inc. ("Signature Brands"), with 1997 revenues of approximately $279 million, is a leading manufacturer of a comprehensive line of consumer and professional products, including coffee makers marketed under the Mr. Coffee/registered trademark/ brand name and consumer health products marketed under the Health-o-Meter/registered trademark/, Counselor/registered trademark/ and Borg/registered trademark/ brand names. The Signature Brands transaction is valued at approximately $250 million, consisting of cash and the assumption of debt.


     First Alert, Inc. ("First Alert"), with revenues of approximately $187 million, is the worldwide leader in residential safety equipment including smoke and carbon monoxide detectors marketed under the First Alert/registered trademark/ brand name. The First Alert transaction is valued at approximately $175 million, consisting of cash and the assumption of debt.


     In connection with the three transactions, the Company intends to seek to negotiate a new bank credit facility and to issue other debt securities. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."


PRODUCTS


     The Company's core product categories are as follows:


APPLIANCES


     Small kitchen appliances including Mixmaster/registered trademark/ stand mixers, hand mixers, Osterizer/registered trademark/ blenders, food processors, rice cookers, food steamers, toasters, can openers, coffee makers, bread makers, waffle makers, ice cream makers, frying pans, deep fryers and culinary accessories, are sold primarily under the Sunbeam/registered trademark/ and Oster/registered trademark/ brand names. The Company holds the number one or two market positions in blenders, mixers, and bread makers. The Appliance category also encompasses garment care appliances consisting of irons and steamers. Sales of appliances accounted for approximately 32% of the Company's domestic net sales in 1997.

HEALTH AT HOME


     The Company markets its home health products under the Sunbeam/registered trademark/ name and the trademark Health at Home/registered trademark/. These products include heating pads, bath scales, blood pressure and other health-monitoring instruments, massagers, vaporizers, humidifiers and dental care products. This product category also includes the recently introduced AllergySmart/trademark/ air detector and air cleaner and the FreshSource/trademark/ power water filter. Sales of health care products accounted for approximately 10% of the Company's domestic net sales in 1997.


PERSONAL CARE AND COMFORT


     The Company's personal care and comfort products include a broad line of electric blankets, comforters and Cuddle-Up/registered trademark/ heated throws, shower massagers, and hair clippers and trimmers for animals and humans which are sold through retail channels. The Company holds the number one market position in electric blankets, heated throws and retail hair clippers. Sales of personal care and comfort products accounted for approximately 18% of the Company's domestic net sales in 1997.


OUTDOOR COOKING


     Sunbeam is a leading supplier of outdoor barbecue grills. Sunbeam has the leading market share position in the gas grill industry. Barbecue grills consist of propane, natural gas, electric and charcoal models sold primarily under the Sunbeam/registered trademark/ and Grillmaster/registered trademark/ brand names. Sales of outdoor cooking products accounted for approximately 34% of the Company's domestic net sales in 1997.


AWAY FROM HOME


     The Company markets a line of professional barber, beauty and animal equipment, including electric and battery clippers, replacement blades and other grooming accessories sold to both conventional retailers and through professional distributors. In addition, the Company is expanding the marketing of its appliances, scales and personal care and comfort products to institutional and commercial channels. Sales of away from home products accounted for approximately 6% of the Company's domestic net sales in 1997.


INTERNATIONAL


     The Company markets a variety of products (primarily small kitchen appliances, personal care and comfort products, grills, professional clippers and related products ) outside the U.S. While the Company sells many of the same products domestically and internationally, it also sells products designed specifically to appeal to foreign markets. The Company, through its foreign subsidiaries, has manufacturing facilities in Mexico and Venezuela, and sales offices in Canada, the United Kingdom, Hong Kong and Australia. The Company's international products are sourced from the Company's United States, Mexican or Venezuelan manufacturing operations or from vendors primarily located in Asia. International sales accounted for approximately 21% of the Company's total net sales in 1997.


     To date, the Company's activities outside the United States have been primarily focused in Mexico, Latin America and Canada. The Company enjoys a strong market position in a number of product categories in Latin America. The Oster/registered trademark/ brand has the leading market share in small appliances in a number of Latin American countries.

     The Company's pending acquisitions of Coleman, Signature Brands and First Alert are anticipated to provide new opportunities for international expansion of the Company's activities. See "Pending Acquisitions".

COMPETITIVE STRENGTHS


     Worldwide, Sunbeam competes in markets with a number of well-established United States and foreign companies on the basis of various strengths, depending on the country, product category and distribution channels. The Company believes that it is well-positioned to pursue continued growth as a result of several competitive strengths, which include the following:


     DISTRIBUTION NETWORK. The Company has one of the premier mass merchant distribution networks serving large national retailers in the United States. The Company also has a strong network of well-established distributors and service organizations in Latin America. The Company supports its customers needs with strong warehousing and distribution capabilities, a broad, high-quality product portfolio, electronic data interchange ("EDI") and just-in-time product delivery capabilities. The Company markets its products through virtually every category of retailer including mass merchandisers, catalog showrooms, warehouse clubs, department stores, catalogues, Company-owned outlet stores, television shopping channels, hardware stores, home improvement centers, drug and grocery stores, and pet supply retailers, as well as independent distributors and military post exchange outlets.


     STRONG POSITION IN CONSOLIDATING RETAIL ENVIRONMENT. The consolidation trend in the retail industry has resulted in the emergence and global expansion of large mass merchandisers that demand financially strong, efficient suppliers which offer a broad range of innovative, quality products with the ability to make timely shipments in large volumes and provide strong customer, promotional and merchandising support. The Company has benefited from this trend and believes it has the opportunity to further expand distribution with a number of retailers and increase its penetration of existing accounts. In 1997, the Company sold products to virtually all of the top 100 U.S. retailers, including Wal-Mart, Price Costco, Kmart, Target Stores, Home Depot, Sears, Roebuck & Co., Service Merchandise, Menards, Lowe's and J.C. Penney.


     BRAND NAME RECOGNITION. The Sunbeam/registered trademark/ and Oster/registered trademark/ brands have been household names for generations. The Company believes that these brands, along with its other well-known secondary names such as Mixmaster/registered trademark/ and Osterizer/registered trademark/ draw customers into retail stores specifically to purchase products bearing these brand names. During the past year, the Company has spent over $56 million for advertising and sales promotion to support brand recognition.


     MARKET LEADERSHIP. The majority of Sunbeam sales are from products in which the Company holds the number one or two market share position. The Company believes that this combination of leading brand-name products and breadth of product offerings makes Sunbeam an attractive vendor to retailers who are consolidating their suppliers.


CUSTOMERS


     The rapid growth of large mass merchandisers and warehouse clubs and changes in consumer shopping patterns have contributed to a significant consolidation of the U.S. retail industry and the formation of dominant multi-category retailers. Sunbeam has positioned itself to respond to the challenges of this changing retail environment by pursuing strategic relationships with large, high-volume merchandisers. The Company markets its products through virtually every category of retailer including mass merchandisers, catalog showrooms, warehouse clubs, department stores, hardware stores, catalogues, television shopping channels, home centers, drug and grocery stores, and pet supply retailers, as well as independent distributors and the military post exchange services. The Company's largest customer, Wal-Mart Stores, Inc., accounted for approximately 21% of sales in 1997.


     Retailers are pursuing a number of strategies in their competition to deliver the highest-quality, lowest-cost brand name products. A growing trend among retailers is to purchase on a "just-in-time" basis in order to reduce inventory costs and increase returns on investment. This trend has required increased working capital investments for manufacturers and requires manufacturers to more closely monitor consumer buying patterns as retailers shorten their lead times for orders. Currently, most Sunbeam products sold to U.S. retailers are manufactured at the Company's own facilities in North America. However, one of the Company's goals for 1998 is to "source" approximately fifty percent (50%) of parts and/or products from others, including suppliers in Asia, in order to reduce capital investment in plants while growing sales volume and to improve operating margins. The Company intends to continue to support its retail partners' "just-in-time" inventory strategies through investments in, among other things, improved forecasting systems, more responsive manufacturing and distribution capabilities and electronic communications. Currently, Sunbeam has approximately 90% of its U.S. customer sales on electronic data interchange (EDI) systems.


     The amount of backlog orders at any point in time is not a significant factor in the Company's business.


PATENTS AND TRADEMARKS


     Sunbeam believes that an integral part of its strength is its ability to capitalize on the Sunbeam/registered trademark/ and Oster/registered trademark/ trademarks which are registered in the United States and in numerous foreign countries. Widely recognized throughout North America, South and Central America and Europe, these registered trademarks, along with Osterizer/registered trademark/, Mixmaster/registered trademark/, Toast Logic/registered trademark/, Steammaster/registered trademark/, Oskar/registered trademark/, Grillmaster/registered trademark/ and Blanket with a Brain/registered trademark/ brands are important to the success of the Company's products. Other important trademarks within Sunbeam include Oster Designer/registered trademark/ line, Cuddle-Up/registered trademark/ and A5/registered trademark/.


     Sunbeam holds numerous patents covering a wide variety of products, the loss of any one of which would not have a material adverse effect on the Company's business taken as a whole.

EMPLOYEES


     The Company currently has approximately 3,300 full-time domestic employees and 4,200 international employees. None of the Company's domestic full-time workforce has union representation. Sunbeam has had no material labor-related work stoppages and, in the opinion of management, relations with its employees are generally good.


SEASONALITY


     On a consolidated basis, Sunbeam sales do not exhibit substantial seasonality. However, sales of outdoor cooking products are strongest in the first half of the year, while sales of appliances and personal care and comfort products are strongest in the second half of the year. In addition, sales of a number of the Company's products, including warming blankets, vaporizers, humidifiers and grills may be impacted by unseasonable weather conditions. During 1997, the Company initiated early buy programs for highly seasonal products such as grills and warming blankets in order to more levelize production and distribution activities.


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


     In addition to ongoing environmental compliance at its operations, the Company also is actively engaged in certain environmental remediation activities relating primarily to divested operations. As of December 31, 1997, the Company had been identified by the United States Environmental Protection Agency ("EPA") or a state environmental agency as a potentially responsible party ("PRP") in connection with seven (7) sites subject to the federal Superfund law and two (2) sites subject to state Superfund laws comparable to the federal law (collectively the "Environmental Sites"), exclusive of sites at which the Company has been designated (or expects to be designated) as a de minimis (less than 1%) participant.


     The Superfund Act, and related state environmental remediation laws, generally authorize governmental authorities to remediate a Superfund site and to assess the costs against the PRPs or to order the PRPs to remediate the site at their expense. Liability under the Superfund Law is joint and several and is imposed on a strict basis, without regard to degree of negligence or culpability. As a result, the Company recognizes its responsibility to determine whether other PRPs at a Superfund site are financially capable of paying their respective shares of the ultimate cost of remediation of the site. Whenever the Company has determined that a particular PRP is not financially responsible, it has assumed for purposes of establishing reserve amounts that such PRP will not pay its respective share of the costs of remediation. To minimize the Company's potential liability with respect to the Environmental Sites, the Company has actively participated in steering committees and other groups of PRPs established with respect to such sites. The Company currently is engaged in active remediation activities at nine (9) sites, four (4) of which are among the Environmental Sites referred to above, and five (5) of which have not been designated as Superfund sites under federal or state law.

     In addition, the Company is engaged in environmental remediation activities at a site located in Newburgh Heights, Ohio, where a subsidiary formerly conducted operations. The Company has been actively cooperating with the United States Nuclear Regulatory Commission and state regulatory authorities in developing and implementing a plan for remediation of this site; which remediation is anticipated to be substantially completed in 1998.


     The Company's costs for environmental remediation activities have not had a material adverse effect on the Company's results of operations, financial condition or competitive position. The Company has established reserves to cover the anticipated probable costs of remediation, based upon periodic reviews of all sites for which the Company has, or may have, remediation responsibility. As of December 28, 1997, the amount of such reserves was approximately four percent (4%) of the Company's total liabilities as set forth in the consolidated financial statements. Such environmental reserves do not anticipate any offsets for potential insurance recoveries from certain of the Company's liability insurance carriers which the Company continues to pursue.


     Due to uncertainty over the remedial measures to be adopted at some sites, the possibility of changes in the Environmental Laws, and the fact that joint and several liability with the right of contribution is possible at federal and state Superfund sites, the Company's ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved at fiscal year end 1997. However, the Company believes, based on existing information, that the costs of completing the environmental remediation of all sites for which the Company has a remediation responsibility have been adequately reserved and that the ultimate resolution of these matters will not have a material adverse effect upon the Company's financial condition.



     In December 1996, the Company reached a negotiated settlement with the EPA with regard to a notice of violation concerning the construction and operation of two paint lines at the Company's Neosho, MO facility prior to obtaining the necessary permits for construction and operation. The negotiated settlement amount of $829,825 recognizes the benefits of a "supplemental environmental project" which consisted of the Company's installation of nominal emission powder coating lines to replace solvent paint lines. In October 1997, the Company executed a Consent Decree documenting the settlement and is awaiting the EPA's execution of the Consent Decree; the Company anticipates formal resolution of this matter by the second quarter of 1998.


     The Company is not a party to any other administrative or judicial proceeding to which a governmental authority is a party and which involves potential monetary sanctions, exclusive of interest and costs, of $100,000 or more.


CAUTIONARY STATEMENTS


     Certain of the information contained herein (including Management's Discussion and Analysis of Financial Condition and Results of Operations) contains "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995, as the same may be amended (herein the "Act") and in releases made by the Securities and Exchange Commission ("SEC") from time to time. Such "forward-looking" information may in included herein under the following captions, among others: Item 1. Business--Restructuring and Growth Plan, Pending Acquisitions, International, Competitive Strengths, Customers, Raw Materials, Environmental Matters and Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operation.


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

     /bullet/ The Company believes that it has sufficient management resources to complete the pending acquisitions of Coleman, Signature Brands and First Alert without negatively impacting on the Company's ongoing operations. In addition, the Company expects to benefit from various operating synergies arising from these acquisitions. If the Company fails to maintain its current operations in the manner anticipated or fails to obtain the expected operating synergies, such failures could negatively effect the Company's financial and/or operating performance, which effect could be material.

     /bullet/ The Company expects to significantly increase the amount of its outstanding indebtedness and to enter into financing arrangements which may contain various restrictive covenants, in order to finance the acquisitions of Coleman, Signature Brands and First Alert. The continuing cost of servicing such debt could negatively effect the Company's future operations, which effect could be material.

     /bullet/ The Company's performance should be expected to be affected by the strength of the retail economy, primarily in the United States, but also in Canada, Latin America and Asia. Weakness in consumer confidence and retail outlets (including the financial weakness or bankruptcy of retail outlets, especially mass merchants) should be expected to adversely impact the Company's future financial results. In addition, the extended credit terms provided by the Company in connection with its "early buy" program increase the Company's risk of collection of accounts receivable.

     /bullet/ The Company operates in a highly competitive environment with numerous competitors which are financially strong and capable of competing effectively with the Company in the marketplace. Such competitors may take actions to meet the Company's new product introductions and other initiatives. Some competitors may be willing to accept lower margins and to reduce prices to compete with the Company. As a result, the Company could fail to achieve anticipated sales increases, to realize anticipated price increases, or otherwise fail to meet its anticipated goals. Any of such circumstances would likely have an adverse effect on future financial performance, which effect could be material.

     /bullet/ The Company currently manufactures approximately 70% of its products. One of the Company's goals for 1998 is to source approximately 50% of the Company's parts and/or products from third parties. The Company's ability to realize sales and operating profits at anticipated levels is dependent upon its ability to timely manufacture, source and deliver products which may be sold for a profit. Labor difficulties, delays in delivery or pricing of raw materials and/or sourced products, scheduling and transportation difficulties, management dislocations and delays in development and manufacture of new products can negatively affect operating profits. Although the Company will use its best efforts to select suppliers for sourced product which are reliable and dependable, the Company's planned increase in the percentage of sourced products will decrease the Company's immediate control of product and, if such suppliers fail to deliver products as anticipated, could have an adverse effect on future financial performance, which effect could be material.

     /bullet/ As a consumer goods distributor, the Company's results of operations can be negatively impacted by product liability lawsuits, product recall actions and/or by higher than anticipated rates of warranty returns or other returns of goods.

     /bullet/ The Company expects to substantially increase the amount of business conducted by it outside North America. If the Company fails to achieve anticipated market penetration in areas of the world into which the Company currently expects to expand its sales, such event is likely to have an adverse effect on the Company's future financial performance, which effect could be material. Expansion of the Company's sales in foreign markets depends upon many factors, including the states of economies in foreign countries, the strength of consumer demand in those countries for products which the Company sells (or expects to sell in those markets), the strength of competition from other global consumer products companies and other factors which may negatively affect the Company's anticipated performance in those markets. Although the recent financial instability in Asia has not currently had any material impact on the Company, if such conditions continue and/or worsen, they could negatively impact the Company's ability to achieve anticipated sales growth in such countries, the effect of which could be material to the Company's future financial performance.

     /bullet/ The Company currently manufactures some products and has sales in such economies as those of Mexico and Venezuela, both of which economies have been unstable or hyperinflationary in recent years. The economies of other foreign countries important to the Company's expansion plans, including other countries in Latin America and Asia, could suffer similar instability in the future. Such factors as currency devaluations, new tariffs, changes in monetary policies, inflation, governmental instability and similar matters could negatively affect the Company's anticipated performance in foreign markets. Although the Company plans to take advantage of recent economic and currency fluctuations in certain Asian countries by increasing the Company's purchases of products from such countries at lower prices, there is no guarantee that such purchasing advantage will be fulfilled or will fully overcome any lost sales opportunities in those same countries. As a result, the economic conditions discussed above or any of these circumstances could have an adverse effect on future financial performance, which effect could be material.

     /bullet/ A significant portion of the cost of goods manufactured by the Company in North America is the cost of raw materials and/or components. The Company has implemented changes in its purchasing function which have enabled the Company to purchase materials more efficiently and economically than it has in the past. The future success of the Company's purchasing initiatives may be affected by many factors beyond the Company's control, such as commodity pricing generally and higher prices for the specific materials required by the Company. Although there are numerous suppliers available for the materials and components sourced by the Company, any unanticipated change in suppliers could be disruptive and costly to the Company. In addition, the Company's future initiatives to reduce the cost of materials simply may not achieve savings in amounts comparable to those previously obtained by the Company. A significant failure by the Company to maintain material costs as anticipated would likely have an adverse effect on anticipated future financial performance, which effect could be material.


     /bullet/ The Company anticipates realizing price increases from time to time for certain of its products. The Company operates in a highly competitive industry, and its ability to realize price increases may be limited due to competitive pressures. If there is a material failure to realize anticipated price increases, margins likely will be lower than anticipated by the Company, and this will likely have an adverse effect on future financial performance, which effect could be material.


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



     /bullet/ Sales of certain of the Company's products can be negatively impacted by unseasonable weather conditions during different seasons and quarters of the year. For instance, the Company's sales of warming blankets were negatively impacted in the fourth quarter of 1997 by moderate temperatures in the northern states. The Company has attempted to levelize production, marketing and other activities related to seasonal products by implementing an "early buy" program; such a program shifts certain of the weather related risks of negative sales impact for such seasonal products to later months of the season and, as result, could have a negative impact on future financial performance.


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

ITEM 2. PROPERTIES


     Active United States and International manufacturing, warehouse, and office locations are set forth below. In addition to the facilities set forth below, the Company leases warehouse space on a short term basis when needed. Except as otherwise noted, each location is used for manufacturing, warehousing and related administrative office space.



UNITED STATES                           SQUARE FEET       TITLE
-----------------------------------   -------------   -------------
Brownsville, Texas ................        48,000     Leased(1)
Delray Beach, Florida .............        51,073     Leased(2)
Del Rio, Texas ....................        10,560     Leased(1)
Hattiesburg, Mississippi ..........       725,000     Owned
Hattiesburg, Mississippi ..........       300,000     Leased(1)
McMinnville, Tennessee ............       169,400     Leased
Neosho, Missouri ..................       887,200     Owned/Leased
Waynesboro, Mississippi ...........       853,714     Leased
                                          -------
  Total ...........................     3,044,947
                                        =========


INTERNATIONAL                          SQUARE FEET      TITLE
----------------------------------   -------------   ----------
Acuna, Mexico ....................      110,000      Owned
Barquisimeto, Venezuela ..........       75,686      Owned
Caracas, Venezuela ...............        9,867      Leased(3)
Hong Kong ........................       20,550      Leased(4)
Matamoros, Mexico ................       91,542      Owned
Milton Keynes, England ...........        2,000      Leased(3)
Mississauga, Canada ..............       19,891      Leased(3)
Tlalnepantla, Mexico .............      297,927      Owned
                                        -------
  Total ..........................      627,463
                                        =======

----------------
(1) Warehouse only
(2) Corporate headquarters
(3) Administration
(4) Warehouse and administration


     In addition, the Company has 17 United States and 5 Canadian retail outlet stores under lease totalling 103,000 square feet.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     During the quarter ended December 28, 1997, there were no matters submitted to a vote of the Company's security holders.


EXECUTIVE OFFICERS OF THE REGISTRANT


     The executive officers of the Company are as follows:



NAME                           AGE                              TITLE
---------------------------   -----   --------------------------------------------------------
Albert J. Dunlap ..........   60      Chairman, Chief Executive Officer and Director
Russell A. Kersh ..........   44      Vice Chairman and Chief Financial Officer
David C. Fannin ...........   52      Executive Vice President, General Counsel and Secretary
Donald R. Uzzi ............   45      Executive Vice President, Consumer Products Worldwide

     ALBERT J. DUNLAP has been Chairman and Chief Executive Officer of Sunbeam Corporation since July 18, 1996. From April 1994 to December 1995, he was Chairman and Chief Executive Officer of Scott Paper Company. From 1991 to 1993, Mr. Dunlap was the Managing Director and Chief Executive Officer of Consolidated Press Holdings Limited (an Australian media, chemicals and agricultural operation).


     DAVID C. FANNIN has been Executive Vice President, General Counsel and Secretary since January 1994. From 1979 until 1993, he was a partner in the law firm of Wyatt, Tarrant and Combs.


     RUSSELL A. KERSH has been Vice Chairman and Chief Financial Officer of Sunbeam Corporation since February 1, 1998. Prior to that date, he served as Executive Vice President, Finance and Administration of Sunbeam Corporation from July 22, 1996. From June 1994 to December 1995 he was Executive Vice President, Finance and Administration of Scott Paper Company. Mr. Kersh served as the Chief Operating Officer of Adidas America from January 1993 to May 1994.



     DONALD R. UZZI has been Executive Vice President, Consumer Products Worldwide since January 1997. From November 1996 to January 1997, he held the position of Senior Vice President, Global Marketing. Mr. Uzzi joined the Company in September 1996 as Vice President, Marketing and Product Development. From January 1993 to July 1996, Mr. Uzzi served as President of the Beverage Division of Quaker Oats. During 1990 to 1992, Mr. Uzzi was employed by Pepsi Cola as Senior Vice President for North America (1992) and Vice President and General Manager of the Mid-Atlantic Division (1990-1991).

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


     The following table sets forth the high and low sale prices for the Common Stock for the calendar quarters indicated as reported by the New York Stock Exchange Composite Tape:



                                         MARKET PRICE
                                   ------------------------
                                       HIGH          LOW
                                   -----------   ----------
        1997:
        Fourth Quarter .........   $50 7/16     $37
        Third Quarter ..........   $45 3/4      $35 3/8
        Second Quarter .........   $40 3/4      $29 3/4
        First Quarter ..........   $34 1/2      $24 5/8
        1996:
        Fourth Quarter .........   $29 1/2      $22 3/4
        Third Quarter ..........   $24 3/4      $12 1/4
        Second Quarter .........   $17 1/8      $13 1/2
        First Quarter ..........   $19 3/4      $15 1/8

     On February 27, 1998 there were approximately 1,311 record holders of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA


     The following is a summary of certain financial information relating to the Company. The summary should be read in conjunction with the Consolidated Financial Statements of the Company included in this report. All amounts in the table are expressed in millions, except per share data.



                                                                            FISCAL YEARS ENDED
                                                ----------------------------------------------------------------------------
                                                 DECEMBER 28,    DECEMBER 29,     DECEMBER 31,      JANUARY 1,    JANUARY 2,
                                                     1997           1996(1)           1995             1995          1994
                                                --------------  --------------  --------------   -------------   -----------
STATEMENT OF OPERATIONS DATA:
 Net sales .....................................$   1,168.2      $     984.2      $   1,016.9     $   1,044.3     $   927.5
 Cost of goods sold ............................      837.7            900.6            809.1           764.4         674.2
 Selling, general and administrative
   expense .....................................      131.1            214.0            137.5           128.9         119.3
 Restructuring, impairment and other costs .....       --              154.8             --              --            --
                                                -----------      -----------      -----------     -----------     ---------
 Operating earnings (loss) .....................$     199.4      $    (285.2)     $      70.3     $     151.0     $   134.0
                                                ===========      ===========      ===========     ===========     =========
 Earnings (loss) from continuing
   operations ..................................$     123.1      $    (196.7)     $      37.6     $      85.3     $    76.9
 Earnings from discontinued operations,
   net of taxes(2) .............................       --                0.8             12.9            21.7          11.9
 Loss on sale of discontinued operations,
   net of taxes(2) .............................      (13.7)           (32.4)            --              --            --
 Net earnings(loss) ............................$     109.4      $    (228.3)     $      50.5     $     107.0     $    88.8
EARNINGS PER SHARE DATA(3):
 Average common and common equivalent
   shares outstanding ..........................       87.5             82.9             82.8            82.6          87.9
 Diluted earnings (loss) per share from
   continuing operations .......................$      1.41      $     (2.37)     $      0.45     $      1.03     $    0.87
 Diluted earnings (loss) per share .............$      1.25      $     (2.75)     $      0.61     $      1.30     $    1.01
 Cash dividends declared per share .............$      0.04      $      0.04      $      0.04     $      0.04     $    0.04
BALANCE SHEET DATA
  (AT PERIOD END):
 Working capital ...............................$     459.9      $     352.6      $     411.7     $     294.8     $   261.4
 Total assets ..................................    1,120.3          1,072.7          1,158.7         1,008.9         928.8
 Long-term debt ................................      194.6            201.1            161.6           124.0         133.4
 Shareholder's equity ..........................      531.9            395.3            601.0           454.7         370.0

----------------
(1) Includes special charges of $337.6 million before taxes. See Notes 8 and 9 to Notes to Consolidated Financial Statements.
(2) Represents earnings from the Company's furniture business, net of taxes and the estimated loss on disposal. See Note 9 to Notes to Consolidated Financial Statements.
(3) Reflects the adoption of SFAS No. 128, EARNINGS PER SHARE.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


YEAR ENDED DECEMBER 28, 1997 COMPARED TO THE YEAR ENDED DECEMBER 29, 1996


     In November 1996, the Company initiated a major restructuring and growth plan designed to substantially reduce its cost structure and grow the business in order to restore higher levels of profitability for the Company. By July 1997, the Company completed the major phases of the restructuring plan. The $225.0 million of annualized cost savings anticipated from the restructuring results primarily from the consolidation of administrative functions within the Company, the rationalization of manufacturing and warehouse facilities (including a reduction in the number of production facilities from 26 to 8 and warehouses from 61 to 18), the elimination of over 6,000 positions (including 3,300 from the divestiture of non-core businesses described below and approximately 2,800 other positions), the centralization of the Company's procurement function and re-negotiation of supply contracts resulting in procurement savings for raw materials, components and sourced finished products and the reduction of the Company's product offerings and stock keeping units ("SKU's"). The restructuring and growth plan also included a redefinition of the Company's core product categories and the elimination of those businesses and product lines that did not fit the core categories. Sunbeam's core product categories are Appliances, Health at Home, Personal Care and Comfort, Outdoor Cooking and Away From Home. Product categories and businesses determined to be non-core were divested in 1997, including the Company's furniture business and its time and temperature, decorative bedding and Counselor/registered trademark/ and Borg/registered trademark/ scale product lines. In addition, the Company sold its textile mill in Biddeford, Maine in 1997.


     Net sales from continuing operations for 1997 were $1,168.2 million, an increase of $183.9 million or 18.7% over 1996. Net sales on a normalized basis, after excluding divested product lines which are not classified as discontinued operations (time and temperature products, decorative bedding and Counselor/registered trademark/ and Borg/registered trademark/ branded scales), increased 22.4% during the year.


     Global sales, on a normalized basis, increased during 1997 in all five of the Company's product categories primarily from new product introductions, improved distribution (particularly with the Company's top ten customers), international geographic expansion and improved price realization for certain products. Global sales growth on a normalized basis exceeded 25% in the Appliance, Outdoor Cooking and Away From Home categories with sales increases of 26.8%, 27.2% and 28.6%, respectively. Sales in the Health at Home category increased 10.7% on a normalized basis and sales in the Personal Care and Comfort category increased 3.4% during 1997.


     The Company's Appliance category sales increases were driven by new products, such as re-designed blenders and mixers, coffeemakers, irons, deep fryers and toasters, and by increased distribution with large national mass retailers. Sales of Outdoor Cooking products increased in 1997 after three straight years of declines as a result of increased merchandising and advertising programs, new distribution and the introduction of an entirely new line of grills and accessories for the 1998 season that began to ship in the fourth quarter of 1997 under a new "early buy" marketing program that included among other things, extended credit terms with due dates in the second quarter of 1998. The Company sold approximately $50.0 million of Outdoor Cooking Products under this program in the fourth quarter of 1997. The early buy program for Outdoor Cooking products is designed to improve customer service levels and production efficiencies with more level seasonal production and distribution activities that have historically peaked in the first half of each year and to drive additional retail sell-through of Outdoor Cooking products by reducing the likelihood of retail stock-outs during the important first and second quarter 1998 selling season.


     Sales of Personal Care and Comfort products were up over 30% through September 1997, but suffered during the fourth quarter as a result of lower than expected retail sell through of electric blankets in key northern markets in late 1997 coupled with the inability to service demand for king and queen sized blankets due to shortages of blanket shells. The Company anticipates shifting to a more level production for blankets in 1998 in order to more adequately service the seasonal demand for bedding products. Health at Home category sales increased as a result of new products and improved distribution in the drug channels. Away from Home sales increased in 1997 as a result of new products, including cordless clippers and titanium blades coupled with increased distribution of commercially rated appliances. Also contributing to the Company's sales growth in 1997 were its new retail outlet stores, of which 22 were open by the end of 1997.


     International sales, which represented 21% of total revenues in 1997, grew 31.2% during the year. This sales growth was driven primarily by 54 new 220 volt product introductions and the execution of 25 new international distribution and license agreements. Revenue growth of approximately 34% was achieved both in Mexico and by the Company's Latin American export sales organization, and sales in Venezuela and Canada increased approximately 23% each. European sales fell slightly in 1997, however the Company expects that expanded electric blanket and clipper sales along with the help of additional new distribution agreements will benefit European sales in 1998.


     The gross margin percentage for 1997 increased 19.8 percentage points to 28.3%. This increase reflects the results of many cost savings and margin enhancement initiatives undertaken as part of the Company's restructuring plan coupled with the incremental margin attributable to new products and higher revenues associated with the Company's growth plan. The Company initiated a manufacturing refinement program in the second quarter of 1997 targeted at aggressively improving factory productivity at all of its remaining operations, including the Neosho, Missouri Outdoor Cooking Products facility which suffered from poor productivity and operating inefficiencies during the 1997 grill season. The benefits of the refinement program began to favorably impact factory productivity in several factories during the third quarter of 1997. The refinement of the Neosho facility, which was completed prior to the initiation of production for the 1998 grill season in the fourth quarter, included a revised plant layout to improve material flow, increased usage of common parts in the manufacturing process and modifications to the paint system to increase capacity and throughput.


     Operating earnings for 1997 were $199.4 million, an increase of $195.0 million over 1996, excluding the impact of the 1996 special charge. As a percentage of sales, the operating margin of 17.1% increased 16.6 percentage points above last year's operating margin, excluding 1996 special charges. The operating margin improvements for 1997 were the result of the improved gross margin discussed above and lower selling, general and administrative ("SG&A") costs in 1997 associated with the consolidation of six divisional and regional headquarters into one corporate headquarters and one administrative operations center, reduced staffing levels, the outsourcing of certain administrative and distribution functions, a reduction in the number of warehouses, and Company wide cost control initiatives. In addition, SG&A during 1996 included incremental compensation costs associated with restricted stock awards and other costs related to the employment of a new senior management team, higher than normal expenditures for market research, packaging and other initiatives related to the launch of the Company's growth plan, and higher bad debt expenses associated with certain of the Company's customers. The cost reduction initiatives and one time items in 1996 coupled with increased sales in 1997 resulted in SG&A decreasing as a percentage of sales from 17.4% in 1996 (excluding the impact of special charges) to 11.2% for 1997.


     Interest expense decreased from $13.6 million in 1996 to $11.4 million in 1997 primarily as a result of lower average borrowing levels in 1997 due to improved cash flows.


     The effective income tax of 35% for 1997 and 1996 for earnings (loss) from continuing operations was lower than the statutory federal and state rates as a result of lower foreign taxes from the utilization of foreign tax credits and loss carryforwards and lower state income taxes as a result of certain state income tax credits.


     The Company's diluted earnings per share from continuing operations was $1.41 per share versus a loss per share from continuing operations in 1996 of $2.37. The Company's share base utilized in the diluted earnings per share calculation increased approximately 6% during 1997 as a result of an increase in the number of shares of common stock and common stock equivalents outstanding due to the exercise of stock options and a higher market value of the Company's common stock in 1997.

     The Company's discontinued furniture operations, which were sold in March 1997, had revenues of $51.6 million in the first quarter of 1997 prior to the sale and break-even earnings. In 1996, the discontinued furniture operations had net income of $.8 million on revenues of $227.5 million and an estimated loss on disposal of the business of $32.4 million, net of applicable income tax benefits. The sale of the Company's furniture business assets (primarily inventory, property, plant and equipment) was completed in March 1997.


     The Company received $69 million in cash and retained accounts receivable related to the furniture business of approximately $50.0 million as of the closing date. The final purchase price for the furniture business was subject to a post-closing adjustment based on the terms of the Asset Purchase Agreement and in the first quarter of 1997, after completion of the sale, the Company recorded an additional loss on disposal of $13.7 million, net of income tax benefits. See discussion of Restructuring, Impairment and Other Costs in Note 8 and Discontinued Operations and Assets Held For Sale in Note 9 to the Company's consolidated financial statements for further information regarding the individual components of the 1996 special charge and details of the 1997 activity in the Company's restructuring accrual.


YEAR ENDED DECEMBER 29, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995


     The Company's operating results for 1996 include the effects of a pre-tax special charge of $337.6 million recorded in conjunction with the implementation of its restructuring and growth plan announced in November 1996. Approximately 20% of the charge was for cash items primarily for severance costs and lease and other facility exit costs. The special charge to earnings in 1996 is included in the following categories on the consolidated statement of operations (in millions):



                                                         PRE-TAX DOLLAR        AFTER-TAX
                                                             AMOUNT         PER SHARE AMOUNT
                                                        ----------------   -----------------
Restructuring, impairment and other costs ...........       $  154.9            $ (1.21)
Cost of sales .......................................           92.3              (0.72)
Selling, general and administrative .................           42.5              (0.33)
Estimated loss from discontinued operations .........           47.9              (0.39)
                                                            --------            -------
Total ...............................................       $  337.6            $ (2.65)
                                                            ========            =======

     Net sales from continuing operations of $984.2 million for 1996 represents a decrease of $32.7 million, or 3.2%, from 1995. The Company experienced a loss from continuing operations of $196.7 million or $2.37 per share for 1996 versus earnings from continuing operations of $37.6 million or $.45 per share (diluted) in 1995 primarily as a result of the restructuring activities discussed above. The net loss for 1996 was $228.3 million, or $2.75 per share, compared to net earnings of $50.5 million, or $0.61 per share (diluted), for 1995. Excluding the impact of special charge items for 1996, earnings from continuing operations before income taxes decreased from $60.6 million in 1995 to a loss of $12.9 million in 1996.


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


     The Company's gross margin percentage, excluding the impact of special charges, was 17.9% of sales in 1996, down from 20.4% in 1995, primarily from the underabsorption of higher manufacturing costs and excess manufacturing capacity that has been realigned for 1997 and beyond by the Company's restructuring and growth plan cost reduction initiatives.


     Selling, general and administrative ("SG&A") expenses, excluding the impact of special charges described above, were 17.6% of sales in 1996 primarily as a result of an inflated cost structure that has been realigned for 1997 and beyond. In addition, a $12.0 million fourth quarter 1996 media advertising campaign and one-time expenditures for market research, new packaging, and other growth plan initiatives resulted in higher than normal SG&A spending in 1996. Also included in 1996 SG&A costs were $7.7 million of compensation expense resulting from restricted stock awards made in connection with the employment of a new senior management team.


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


     The Company's discontinued furniture operations had revenues of $227.5 million in 1996, up 22.6% from $185.6 million in 1995. This revenue growth was the result of the acquisition of the Samsonite/registered trademark/ furniture business in November 1995. Excluding the impact of this acquisition, furniture business sales declined 2.1%. Earnings from the discontinued furniture operations, net of taxes, declined from $12.9 million in 1995 to $.8 million in 1996 primarily as a result of lower gross margins from reduced pricing, underabsorption of higher manufacturing costs and higher raw material costs. In addition, SG&A costs increased due to the inclusion of the Samsonite/registered trademark/ furniture business, higher distribution and warehousing costs, particularly with resin furniture products and higher bad debt expenses.


FOREIGN OPERATIONS


     During 1997 approximately 90% of the Company's business was conducted in U.S. dollars (including both domestic sales, U.S. dollar denominated export sales primarily to certain Latin American markets, Asian sales and the majority of European sales). The Company's exposure to market risk from changes in foreign currency and interest rates is generally insignificant. The Company's non-U.S. dollar denominated sales are made principally by subsidiaries in Mexico, Venezuela and Canada. Venezuela is considered a hyperinflationary economy for accounting purposes for 1995, 1996 and 1997 and Mexico reverted to hyperinflationary status for accounting purposes in 1997; therefore, translation adjustments related to Venezuelan and Mexican net monetary assets are included as a component of net earnings. Such translation adjustments were not material to 1995, 1996 and 1997 operating results.


     On a limited basis, the Company selectively uses derivatives (foreign exchange option and forward contracts) to manage foreign exchange exposures that arise in the normal course of business. No derivative contracts are entered into for trading or speculative purposes. The use of derivatives did not have a material impact on the Company's financial results in 1995, 1996 and 1997. See Note 4 to the Company's consolidated financial statements.


LIQUIDITY AND CAPITAL RESOURCES


     As of December 28, 1997, the Company had cash and cash equivalents of $52.4 million and total debt of $195.2 million. Cash used in operating activities during 1997 was $8.2 million compared to $14.2 million provided by operating activities in 1996. This decrease is primarily attributable to an increase in earnings before non-cash charges in 1997 and the utilization of tax benefits generated from the implementation of the Company's restructuring plan, offset by higher accounts receivable due to increased sales in 1997 and certain seasonal dating terms, increased inventory levels in 1997 necessary to support continued anticipated sales growth and the Company's initiatives to improve customer service levels and 1997 cash expenditures required to implement the restructuring plan. In addition, cash used in operating activities reflects $59 million of proceeds from the sale of trade accounts receivable under the Company's revolving trade accounts receivable securitization program entered into in December 1997 as more fully described in
Note 3 to the Company's consolidated financial statements.


     Capital spending totaled $58.3 million in 1997 and was primarily for new products, cost reduction and capacity expansion initiatives. Capital spending in 1996 was $75.3 million (including $14.5 million related to the discontinued furniture operations) and was primarily attributable to new product development, cost reduction initiatives and a $5.0 million warehouse expansion financed with a capital lease. Capital spending in 1995 reflected approximately $59.4 million associated with the Hattiesburg facility, $27.4 million related to new product development and $10.8 million attributable to the discontinued furniture business. The remaining 1995 capital spending was related to cost reduction projects, productivity initiatives and environmental compliance including $14.4 million for a powder coat paint system for Outdoor Cooking products. The Company anticipates 1998 capital spending to be approximately 5% of sales and primarily related to new product introductions, capacity additions and certain facility rationalization initiatives.


     Cash provided by investing activities also reflects $91.0 million in proceeds from sales of businesses, assets and product categories determined to be non-core to the Company's ongoing operations in conjunction with the 1996 restructuring plan. Cash used in investing activities for 1995 includes the purchase of a portion of the Company's furniture business, which was subsequently divested in full in March 1997.


     Cash provided by financing activities totaled $16.4 million in 1997 and reflects net borrowings of $5.0 million under the Company's revolving credit facility, $12.2 million of debt repayments related to the divested furniture operations and other assets sold and $26.6 million in cash proceeds from the exercise of stock options, substantially all by former employees of the Company. In 1996, cash provided by financing activities of $45.3 million was primarily from increased revolving credit facility borrowings to support working capital and capital spending requirements, $11.5 million in new issuances of long-term debt and $4.6 million in proceeds from the sale of treasury shares to certain executives of the Company. In July 1997, the Company reduced the amount of available borrowings under its September 1996 unsecured five year revolving credit facility from $500 million to $250 million.


     The Company is a party to various environmental proceedings, substantially all related to previously divested operations. In connection with the Company's restructuring plan a comprehensive review of environmental exposures was undertaken and the Company accelerated its strategy for the resolution and settlement of certain environmental claims. This review and change in strategy resulted in additional environmental reserves being recorded in 1996 as more fully described in Note 12 to the consolidated financial statements. In management's opinion, the ultimate resolution of these environmental matters will not have a material adverse effect upon the Company's financial condition.


     On March 2, 1998, the Company announced the signing of definitive agreements to acquire The Coleman Company, Inc., Signature Brands USA, Inc. and First Alert, Inc. Completion of the acquisitions, which is expected in the second quarter of 1998, is contingent on customary conditions, including regulatory approvals, and acquisition debt issuances. In connection with the acquisitions, the Company plans to refinance existing revolving and term debt of the acquired companies as well as all or substantially all of its existing long-term debt. The Company expects to finance the cash portion of the acquisitions and all debt refinancings through a combination of new revolving and term credit facilities and zero coupon notes that will be issued concurrent with the acquisition closings. Refer to Note 14 for additional information regarding the pending acquisitions.


     The Company believes its cash flow from operations, existing cash and cash equivalent balances, its receivable securitization program, with the proceeds of the anticipated new debt financings discussed above will be sufficient to support working capital needs, capital spending, debt service and acquisition related cash requirements for the foreseeable future.

NEW ACCOUNTING STANDARDS


     See Note 1 to the Company's consolidated financial statements for a discussion of Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME and SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, both of which are required to be adopted for fiscal years beginning after December 15, 1997. The adoption of these standards will not impact the Company's consolidated results of operations, financial position, or cash flows.


YEAR 2000


     The Company has assessed and continues to assess the impact of the Year 2000 issue on its operations, including the development and implementation of project plans and cost estimates required to make its information systems infrastructure Year 2000 compliant. Based on existing information, the Company believes that anticipated spending necessary to become Year 2000 compliant will not have a material effect on the financial position, cash flows or results of operations of the Company, nor will the Year 2000 issues cause any material adverse effect on the future business operations of the Company.


CAUTIONARY STATEMENTS


     The Company's Cautionary Statements set forth in Part I, Item 1 of this report, under the heading "Cautionary Statements," are incorporated herein by reference.

SUBSEQUENT EVENTS


     Refer to Note 14 for a discussion of the Company's pending acquisitions of Coleman, Signature Brands and First Alert and new three year employment contracts entered into with the Company's Chairman and Chief Executive Officer and two other senior executives of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The response to this item appears in Item 14(a) of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     None.


                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     Information regarding the Company's directors is incorporated by reference to the information set forth under the caption "Election of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders (the "Proxy Statement"), which Proxy Statement will be filed with the Securities and Exchange Commission (the "SEC") not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A. Information regarding executive officers of the Registrant is included under a separate caption in
Part I hereof. Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by references to the information included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement.


ITEM 11. EXECUTIVE COMPENSATION


     Information regarding this item is incorporated by reference to the information included under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Directors' Compensation" in the Company's Proxy Statement, which will be filed with the SEC not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.


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



                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (a) 1. The consolidated financial statements, related notes thereto and the report of independent certified public accountants required by Item 8 are listed on page F-1 herein.


        2. The listing of financial statement schedules appears on page F-1 herein.


        3. The exhibits listed in the accompanying index to exhibits are filed as part of this report and include the management contracts or compensatory plans or arrangements required pursuant to Item 601, which are designated as Exhibits 10a to 10g.



 EXHIBIT
   NO.                                              DESCRIPTION
--------   --------------------------------------------------------------------------------------------
 3.a       Amended and Restated Certificate of Incorporation of Sunbeam(3)
 3.b       By-laws of Sunbeam, as amended(6)
10.a       Employment Agreement dated as of February 20, 1998, by and between Sunbeam and
           Albert J. Dunlap
10.b       Employment Agreement dated as of February 20, 1998, by and between Sunbeam and Russell
           A. Kersh
10.c       Employment Agreement dated as of February 20, 1998, by and between Sunbeam and David
           C. Fannin
10.d       Employment Agreement dated as of January 1, 1997, by and between Sunbeam and Donald
           Uzzi(5)
10.e       Sunbeam Executive Benefit Replacement Plan
10.f       Amended and Restated Sunbeam Corporation Stock Option Plan
10.g       Performance Based Compensation Plan
10.h       Tax Sharing Agreement dated as of October 31, 1990, by and among Sunbeam, SAIL, SOHO,
           Montey and the subsidiaries of Sunbeam listed therein(1)
10.i       Guarantee Agreement, dated as of June 1, 1994, between Sunbeam and Continental Bank,
           N.A., as Trustee(2)
10.j       Trust Indenture, dated as of June 1, 1994, between Mississippi Business Finance Corporation
           ("MBFC"), and Continental Bank, N.A., as Trustee(2)
10.k       Loan Agreement, dated as of June 1, 1994, between MBFC and Sunbeam(2)
10.l       $75 million Sunbeam promissory note, dated as of June 21,1994, payable to MBFC(2)

 EXHIBIT
   NO.                                              DESCRIPTION
--------   --------------------------------------------------------------------------------------------
10.m       Leasehold Deed of Trust and Security Agreement, dated as of June 1, 1994,among Sunbeam,
           Jim B. Tohill, as Trustee, and MBFC(2)
10.n       Credit Agreement dated as of September 16, 1996, among the Company, The Chase
           Manhattan Bank and the Lenders named therein(4)
10.o       First Amendment dated as of November 21, 1996 to the Credit Agreement dated as of
           September 16, 1996, among the Company, The Chase Manhattan Bank and the Lenders named therein(5)
10.p       Second Amendment dated as of January 31, 1997 to the Credit Agreement dated as of
           September 16, 1996, among the Company, The Chase Manhattan Bank and the Lenders named therein(5)
10.q       Third Amendment dated as of November 6, 1997, to the Credit Agreement dated as of
           September 16, 1996, among the Company, The Chase Manhattan Bank and the Lenders named therein.
10.r       Receivables Sale and Contribution Agreement dated as of December 4, 1997, between
           Sunbeam Products, Inc. and Sunbeam Asset Diversification, Inc.
10.s       Receivables Purchase and Servicing Agreement dated as of December 4, 1997, between
           Sunbeam Products, Inc., Llama Retail, L.P., Capital USA, LLC and Sunbeam Asset
           Diversification, Inc.
10.t       Agreement and Plan of Merger among Sunbeam Corporation, Laser Acquisition Corp., CLN
           Holdings, Inc., and Coleman (Parent) Holdings, Inc. dated as of February 27, 1998.
10.u       Agreement and Plan of Merger among Sunbeam Corporation, Camper Acquisition Corp., and
           The Coleman Company, Inc. dated as of February 27, 1998.
10.v       Agreement and Plan of Merger between Sunbeam Corporation, Java Acquisition Corp., and
           Signature Brands USA, Inc. dated as of February 28, 1998.
10.w       Stock Purchase Agreement among Java Acquisition Corp. and the Sellers named therein dated as of February 28, 1998.
10.x       Agreement and Plan of Merger by and among Sunbeam Corporation, Sentinel Acquisition Corp., and First Alert, Inc. dated as of February 28, 1998.
10.y       Stock Sale Agreement among Sunbeam Corporation and the Shareholders named therein dated as of February 28, 1998.
21         Subsidiaries of the Registrant.
23         Consent of Arthur Andersen LLP.
27         Financial Data Schedule, submitted electronically to the Securities and Exchange Commission for information only and not filed.
99.a       Press Release dated January 28, 1997 regarding Sunbeam's 1997 earnings.
99.b       Press Release dated March 2, 1998 regarding Sunbeam's acquisitions of The Coleman Company,
           Inc., Signature Brands USA, Inc. and First Alert, Inc.


----------------
(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1994.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1996.

(5) Incorporated by reference to the Company's Annual report on Form 10-K for the fiscal year ended December 29, 1996.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997.


     (b) Reports on Form 8-K.


      No reports on Form 8-K were filed during the fourth quarter of 1997.


     (c) The exhibits required by Item 601 are filed herewith.


     (d) The Financial Statement Schedules required by Regulation S-X are filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SUNBEAM CORPORATION

                                     BY: /s/ RUSSELL A. KERSH
                                         --------------------------------------
                                         RUSSELL A. KERSH
                                         Vice Chairman and
                                         Chief Financial Officer
                                         (Principal Financial Officer)

                                     Dated: March 6, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       NAME AND SIGNATURE                      TITLE                      DATE
-------------------------------   -------------------------------   ---------------
/s/  ALBERT J. DUNLAP             Chairman of the Board and         March 6, 1998
-----------------------------     Chief Executive Officer
             Albert J. Dunlap     (Principal Executive Officer)

/s/  CHARLES M. ELSON             Director                          March 6, 1998
-----------------------------
             Charles M. Elson

/s/  RUSSELL A. KERSH             Vice Chairman and                 March 6, 1998
-----------------------------     Chief Financial Officer and
             Russell A. Kersh     Director

/s/  HOWARD G. KRISTOL            Director                          March 6, 1998
-----------------------------
            Howard G. Kristol

/s/  PETER A. LANGERMAN           Director                          March 6, 1998
-----------------------------
            Peter A. Langerman

/s/  WILLIAM T. RUTTER            Director                          March 6, 1998
-----------------------------
             William T. Rutter

/s/  FAITH WHITTLESEY             Director                          March 6, 1998
-----------------------------
             Faith Whittlesey

/s/  ROBERT J. GLUCK              Vice President, Controller        March 6, 1998
-----------------------------     (Principal Accounting Officer)
              Robert J. Gluck

                     SUNBEAM CORPORATION AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                                           PAGE
                                                                                          -----
FINANCIAL STATEMENTS:

Report of Independent Certified Public Accountants ....................................    F-2

Consolidated Statements of Operations
 for the Fiscal Years Ended December 28, 1997, December 29, 1996 and December 31, 1995     F-3

Consolidated Balance Sheets as of December 28, 1997 and December 29, 1996 .............    F-4

Consolidated Statements of Shareholders' Equity
 for the Fiscal Years Ended December 28, 1997, December 29, 1996 and December 31, 1995     F-5

Consolidated Statements of Cash Flows
 for the Fiscal Years Ended December 28, 1997, December 29, 1996 and December 31, 1995     F-6

Notes to Consolidated Financial Statements ............................................    F-7

FINANCIAL STATEMENT SCHEDULE:*

II. Valuation and Qualifying Accounts .................................................   F-29

----------------
* All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore not included herein.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Sunbeam Corporation:


     We have audited the accompanying consolidated balance sheets of Sunbeam Corporation (a Delaware corporation) and subsidiaries as of December 29, 1996 and December 28, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 28, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunbeam Corporation and subsidiaries as of December 29, 1996 and December 28, 1997, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 1997 in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP


Fort Lauderdale, Florida,
     January 28, 1998, except with respect
     to the matters discussed in Note 14,
     as to which the date is March 2, 1998.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                FISCAL YEARS ENDED
                                                                  -----------------------------------------------
                                                                   DECEMBER 28,     DECEMBER 29,     DECEMBER 31,
                                                                       1997             1996             1995
                                                                  --------------   --------------   -------------
Net sales .....................................................     $1,168,182       $  984,236      $1,016,883
Cost of goods sold ............................................        837,683          900,573         809,130
Selling, general and administrative expense ...................        131,056          214,029         137,508
Restructuring, impairment and other costs .....................             --          154,869              --
                                                                    ----------       ----------      ----------
Operating earnings (loss) .....................................        199,443         (285,235)         70,245
Interest expense ..............................................         11,381           13,588           9,437
Other (income) expense, net ...................................         (1,218)           3,738             173
                                                                    ----------       ----------      ----------
Earnings (loss) from continuing operations before
 income taxes .................................................        189,280         (302,561)         60,635
Income taxes (benefit):
 Current ......................................................          8,369          (28,062)         (2,105)
 Deferred .....................................................         57,783          (77,828)         25,146
                                                                    ----------       ----------      ----------
                                                                        66,152         (105,890)         23,041
                                                                    ----------       ----------      ----------
Earnings (loss) from continuing operations ....................        123,128         (196,671)         37,594
Earnings from discontinued operations, net of taxes ...........             --              839          12,917
Loss on sale of discontinued operations, net of taxes .........        (13,713)         (32,430)             --
                                                                    ----------       ----------      ----------
Net earnings (loss) ...........................................     $  109,415       $ (228,262)     $   50,511
                                                                    ==========       ==========      ==========
Earnings (loss) per share of common stock from
 continuing operations:
  Basic .......................................................     $     1.45       $    (2.37)     $     0.46
                                                                    ==========       ==========      ==========
  Diluted .....................................................           1.41            (2.37)           0.45
                                                                    ==========       ==========      ==========
Net earnings (loss) per share of common stock:
  Basic .......................................................     $     1.29       $    (2.75)     $     0.62
                                                                    ==========       ==========      ==========
  Diluted .....................................................           1.25            (2.75)           0.61
                                                                    ==========       ==========      ==========
Weighted average common shares outstanding:
  Basic .......................................................         84,945           82,925          81,626
                                                                    ==========       ==========      ==========
  Diluted .....................................................         87,542           82,925          82,819
                                                                    ==========       ==========      ==========

                          See Notes to Consolidated Financial Statements.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)



                                                                              DECEMBER 28,     DECEMBER 29,
                                                                                  1997             1996
                                                                             --------------   -------------
ASSETS
Current assets:
 Cash and cash equivalents ...............................................     $   52,378      $   11,526
 Receivables, net ........................................................        295,550         213,438
 Inventories .............................................................        256,180         162,252
 Net assets of discontinued operations and other assets
   held for sale .........................................................             --         102,847
 Deferred income taxes ...................................................         36,706          93,689
 Prepaid expenses and other current assets ...............................         17,191          40,411
                                                                               ----------      ----------
    Total current assets .................................................        658,005         624,163
Property, plant and equipment, net .......................................        240,897         220,088
Trademarks and trade names, net ..........................................        194,372         200,262
Other assets .............................................................         27,010          28,196
                                                                               ----------      ----------
                                                                               $1,120,284      $1,072,709
                                                                               ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term debt and current portion of long-term debt ...................     $      668      $      921
 Accounts payable ........................................................        105,580         107,319
 Restructuring accrual ...................................................         10,938          63,834
 Other current liabilities ...............................................         80,913          99,509
                                                                               ----------      ----------
    Total current liabilities ............................................        198,099         271,583
Long-term debt ...........................................................        194,580         201,115
Other long-term liabilities ..............................................        141,109         152,451
Deferred income taxes ....................................................         54,559          52,308
Commitments and contingencies (Note 12)
Shareholders' equity:
 Preferred stock (2,000,000 shares authorized, none outstanding) .........             --              --
 Common stock (issued 89,984,425 and 88,441,479 shares) ..................            900             884
 Paid-in capital .........................................................        483,384         447,948
 Retained earnings .......................................................        141,134          35,118
 Other ...................................................................        (30,436)        (25,310)
                                                                               ----------      ----------
                                                                                  594,982         458,640
 Treasury stock, at cost (4,454,394 and 4,478,814 shares) ................        (63,045)        (63,388)
                                                                               ----------      ----------
    Total shareholders' equity ...........................................        531,937         395,252
                                                                               ----------      ----------
                                                                               $1,120,284      $1,072,709
                                                                               ==========      ==========

                          See Notes to Consolidated Financial Statements.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                     COMMON      PAID-IN       RETAINED         OTHER          TREASURY
                                                      STOCK      CAPITAL       EARNINGS        (NOTE 2)          STOCK
                                                    --------   -----------   ------------   -------------   --------------
Balance at January 1, 1995 ......................    $ 932      $ 461,876     $  285,990      $ (20,118)      $ (174,070)
 Net earnings ...................................       --             --         50,511             --               --
 Common dividends ($.04 per share) ..............       --             --         (3,268)            --               --
 Exercise of stock options ......................       20         17,013             --             --               --
 Amortization of unearned compensation ..........       --             --             --            582               --
 Retirement of treasury shares ..................      (74)       (37,103)       (66,535)            --          103,712
 Purchase of common stock for treasury ..........       --             --             --             --          (13,091)
 Minimum pension liability ......................       --             --             --           (199)              --
 Translation adjustments ........................       --             --             --         (5,145)              --
                                                     -----      ---------     ----------      ---------       ----------
Balance at December 31, 1995 ....................      878        441,786        266,698        (24,880)         (83,449)
                                                     -----      ---------     ----------      ---------       ----------
 Net loss .......................................       --             --       (228,262)            --               --
 Common dividends ($.04 per share) ..............       --             --         (3,318)            --               --
 Exercise of stock options ......................        6          7,313             --             --               --
 Grant of restricted stock ......................       --         (1,120)            --        (14,346)          15,466
 Amortization of unearned compensation ..........       --             --             --          7,707               --
 Minimum pension liability ......................       --             --             --          4,963               --
 Retirement and sale of treasury shares .........       --            (31)            --             --            4,595
 Translation adjustments ........................       --             --             --          1,246               --
                                                     -----      ---------     ----------      ---------       ----------
Balance at December 29, 1996 ....................      884        447,948         35,118        (25,310)         (63,388)
                                                     -----      ---------     ----------      ---------       ----------
 Net earnings ...................................       --             --        109,415             --               --
 Common dividends ($.04 per share) ..............       --             --         (3,399)            --               --
 Exercise of stock options ......................       16         34,680             --             --               --
 Amortization of unearned compensation ..........       --             --             --          5,322               --
 Minimum pension liability ......................       --             --             --         (9,709)              --
 Other stock issuances ..........................       --            756             --             --              343
 Translation adjustments ........................       --             --             --           (739)              --
                                                     -----      ---------     ----------      ---------       ----------
Balance at December 28, 1997 ....................    $ 900      $ 483,384     $  141,134      $ (30,436)      $  (63,045)
                                                     =====      =========     ==========      =========       ==========

                          See Notes to Consolidated Financial Statements.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                                     FISCAL YEARS ENDED
                                                                       -----------------------------------------------
                                                                        DECEMBER 28,     DECEMBER 29,     DECEMBER 31,
                                                                            1997             1996             1995
                                                                       --------------   --------------   -------------
OPERATING ACTIVITIES:
 Net earnings (loss) ...............................................     $  109,415       $ (228,262)     $   50,511
 Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization ...................................         38,577           47,429          44,174
   Restructuring, impairment and other costs .......................             --          154,869              --
   Other non-cash special charges ..................................             --          128,800              --
   Loss on sale of discontinued operations,
      net of taxes .................................................         13,713           32,430              --
   Deferred income taxes ...........................................         57,783          (77,828)         25,146
 Increase (decrease) in cash from changes
   in working capital:
   Receivables, net ................................................        (84,576)         (13,829)         (4,499)
   Inventories .....................................................       (100,810)         (11,651)         (4,874)
   Account payable .................................................         (1,585)          14,735           9,245
   Restructuring accrual ...........................................        (43,378)              --              --
   Prepaid expenses and other current assets
      and liabilities ..............................................         (9,004)           2,737          (8,821)
   Income taxes payable ............................................         52,844          (21,942)        (18,452)
 Payment of other long-term and non-operating liabilities ..........        (14,682)         (27,089)        (21,719)
 Other, net ........................................................        (26,546)          13,764          10,805
                                                                         ----------       ----------      ----------
     Net cash provided by (used in)
         operating activities ......................................         (8,249)          14,163          81,516
                                                                         ----------       ----------      ----------
INVESTING ACTIVITIES:
 Capital expenditures ..............................................        (58,258)         (75,336)       (140,053)
 Decrease in investments restricted for plant construction .........             --               --          45,755
 Proceeds from sale of divested operations
   and other assets ................................................         90,982               --              --
 Purchase of businesses ............................................             --               --         (13,053)
 Other, net ........................................................             --             (860)             --
                                                                         ----------       ----------      ----------
     Net cash provided by (used in)
         investing activities ......................................         32,724          (76,196)       (107,351)
                                                                         ----------       ----------      ----------
FINANCING ACTIVITIES:
 Net borrowings under revolving credit facility ....................          5,000           30,000          40,000
 Issuance of long-term debt ........................................             --           11,500              --
 Payments of debt obligations ......................................        (12,157)          (1,794)         (5,417)
 Proceeds from exercise of stock options ...........................         26,613            4,684           9,818
 Purchase of common stock for treasury .............................             --               --         (13,091)
 Sale of treasury stock ............................................             --            4,578              --
 Payments of dividends on common stock .............................         (3,399)          (3,318)         (3,268)
 Other financing activities ........................................            320             (364)           (264)
                                                                         ----------       ----------      ----------
     Net cash provided by financing activities .....................         16,377           45,286          27,778
                                                                         ----------       ----------      ----------
     Net increase (decrease) in cash and
         cash equivalents ..........................................         40,852          (16,747)          1,943
Cash and cash equivalents at beginning of year .....................         11,526           28,273          26,330
                                                                         ----------       ----------      ----------
Cash and cash equivalents at end of year ...........................     $   52,378       $   11,526      $   28,273
                                                                         ==========       ==========      ==========

                See Notes to Consolidated Financial Statements.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION


     Sunbeam Corporation ("Sunbeam" or the "Company") is a leading manufacturer and marketer of branded consumer products. The Sunbeam/registered trademark/ and Oster/registered trademark/ brands have been household names for generations, and the Company is a market share leader in many of its product categories.


     The Company markets its products through virtually every category of retailer including mass merchandisers, catalog showrooms, warehouse clubs, department stores, catalogs, television shopping channels, Company-owned outlet stores, hardware stores, home centers, drug and grocery stores, pet supply retailers, as well as independent distributors and the military. The Company also sells its products to commercial end users such as hotels and other institutions.


     Approximately 79% of total Company sales are generated in the United States. The remaining sales are generated primarily in Latin America, Mexico, Canada, Europe and Asia.


PRINCIPLES OF CONSOLIDATION


     The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries that it controls. All material intercompany balances and transactions have been eliminated.


PRESENTATION OF FISCAL PERIODS


     The Company's fiscal year ends on the Sunday nearest December 31. Fiscal years 1997, 1996 and 1995 ended on December 28, 1997, December 29, 1996, and December 31, 1995 respectively, which encompassed 52-week periods.


USE OF ESTIMATES


     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant accounting estimates include the establishment of the allowance for doubtful accounts, reserves for product warranty, product liability, excess and obsolete inventory, litigation and environmental exposures.


CONCENTRATIONS OF CREDIT RISK


     Substantially all of the Company's trade receivables are due from retailers and distributors located throughout the United States, Latin America and Canada. Approximately 36% of the Company's sales in 1997 were to its five largest customers. The Company establishes its credit policies based on an ongoing evaluation of its customers' creditworthiness and competitive market conditions and establishes its allowance for doubtful accounts based on an assessment of exposures to credit losses at each balance sheet date. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at December 28, 1997. However, certain retailers filed for bankruptcy protection in the last several years and it is possible that additional credit losses could be incurred if the trends of retail consolidation continue.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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



       Buildings and improvements ...............   20 to 40 years
       Machinery, equipment and tooling .........    3 to 15 years
       Furniture and fixtures ...................    3 to 10 years

     Leasehold improvements are amortized on a straight-line basis over the shorter of its estimated useful life or the term of the lease.


LONG-LIVED ASSETS


     The Company accounts for long-lived assets pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. See Notes 8 and 9 for a discussion of asset impairment charges in 1996.


CAPITALIZED INTEREST


     Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives. Total interest costs during 1997 and 1996 amounted to $12.3 million and $14.0 million respectively, of which $.9 million and $.4 million respectively, was capitalized into the construction cost of the long-term assets.


AMORTIZATION PERIODS


     Trademarks and trade names are being amortized on a straight-line basis over 40 years.


REVENUE RECOGNITION


     The Company recognizes revenues from product sales principally at the time of shipment to customers. In limited circumstances, at the customers request the Company may sell seasonal product on a bill and hold basis provided that the goods are completed, packaged and ready for shipment, such goods are segregated and the risks of ownership and legal title have passed to the customer. The amount of such bill and hold sales at December 29, 1997 was approximately 3% of consolidated revenues.


     Net sales is comprised of gross sales less provisions for expected customer returns, discounts, promotional allowances and cooperative advertising.


WARRANTY COSTS


     The Company provides for warranty costs in amounts it estimates will be needed to cover future warranty obligations for products sold during the year. Estimates of warranty costs are periodically reviewed and adjusted, when necessary, to consider actual experience.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

ADVERTISING COSTS


     Media advertising costs included in "Selling, General and Administrative Expense," are expensed as incurred. Co-operative advertising costs are expensed ratably over the year in relation to revenues.


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


     For subsidiaries operating in highly inflationary environments, (Venezuela and Mexico) inventories and property, plant and equipment are translated at the rate of exchange on the date the assets were acquired, while other assets and liabilities are translated at year-end exchange rates. Translation adjustments for those operations are included in "Other (income) expense, net" on the Accompanying Consolidated Statements of Operations.


STOCK-BASED COMPENSATION PLANS


     SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION allows either adoption of a fair value method for accounting for stock-based compensation plans or continuation of accounting under Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations with supplemental disclosures.


     The Company has chosen to account for its stock options using the intrinsic value based method prescribed in APB Opinion No. 25 and, accordingly, does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant. Pro forma net income and earnings per share amounts as if the fair value method had been adopted are presented in Note 5 herein. SFAS No. 123 does not impact the Company's results of operations, financial position or cash flows.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

EARNINGS PER SHARE OF COMMON STOCK


     In 1997, the Company adopted SFAS No. 128, EARNINGS PER SHARE. Basic earnings per common share calculations are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock. Diluted earnings per share are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding (all related to outstanding stock options and restricted stock discussed in Note 5). The Company's reported primary earnings per share for 1995 has been restated to comply with the requirements of SFAS No. 128. SFAS No. 128 had no impact on the Company's reported loss per share for 1996 and no impact on the diluted earnings per share reported in 1995. The effect of this accounting change on previously reported earnings per share (EPS) for 1995 was as follows:



      Earnings per share from continuing operations
       Primary EPS as reported ....................    $  0.45
       Effect of SFAS No. 128 .....................       0.01
       Basic EPS as restated ......................       0.46
      Earnings per share
       Primary EPS as reported ....................    $  0.61
       Effect of SFAS No. 128 .....................       0.01
       Basic EPS as restated ......................       0.62

RECLASSIFICATION


     Certain prior year amounts have been reclassified to conform with the 1997 presentation.


NEW ACCOUNTING STANDARDS


     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.


     In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on consolidated results of operations, financial position or cash flow.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

2. SHAREHOLDERS' EQUITY


     The Company has 200,000,000 shares of $.01 par value common stock authorized. At December 28, 1997 there were 9,404,068 shares of common stock reserved for issuance upon the exercise of outstanding stock options.


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


     On February 20, 1998 the Company entered into new three-year employment agreements with its Chairman and Chief Executive Officer and two other senior officers of the Company. These agreements replaced previous employment agreements entered into in July 1996 that were scheduled to expire in July 1999. Refer to Note 14 for additional information regarding the new employment contracts, including the acceleration of vesting of restricted stock grants discussed above.


     Information regarding other changes in shareholders' equity is summarized below (in thousands):



                                                       CURRENCY        MINIMUM
                                                     TRANSLATION       PENSION         UNEARNED
                                                     ADJUSTMENTS      LIABILITY      COMPENSATION        TOTAL
                                                    -------------   -------------   --------------   -------------
   Balance at January 1, 1995 .....................   $  (8,212)      $ (10,927)      $    (979)       $ (20,118)
    Amortization of unearned compensation .........          --              --             582              582
    Increase in minimum pension liability
      (net of tax of $127) ........................          --            (199)             --             (199)
    Translation adjustments .......................      (5,145)             --              --           (5,145)
                                                      ---------       ---------       ---------        ---------
   Balance at December 31, 1995 ...................     (13,357)        (11,126)           (397)         (24,880)
    Grant of restricted stock .....................          --              --         (14,346)         (14,346)
    Amortization of unearned compensation .........          --              --           7,707            7,707
    Decrease in minimum pension liability
      (net of tax of $2,672) ......................          --           4,963              --            4,963
    Translation adjustments .......................       1,246              --              --            1,246
                                                      ---------       ---------       ---------        ---------
   Balance at December 29, 1996 ...................     (12,111)         (6,163)         (7,036)         (25,310)
    Amortization of unearned compensation .........          --              --           5,322            5,322
    Increase in minimum pension liability (net
      of tax of $5,228) ...........................          --          (9,709)             --           (9,709)
    Translation adjustments .......................        (739)             --              --             (739)
                                                      ---------       ---------       ---------        ---------
   Balance at December 28, 1997 ...................   $ (12,850)      $ (15,872)      $  (1,714)       $ (30,436)
                                                      =========       =========       =========        =========

                     SUNBEAM CORPORATION AND SUBSIDIARIES

3. CREDIT FACILITIES AND LONG-TERM DEBT


     In 1994, the Mississippi Business Finance Corporation ("MBFC") issued $75 million of 7.85% Industrial Development Revenue Notes (the "Notes") maturing serially in eleven equal annual installments beginning June 1999 to certain institutional investors through a private placement. The MBFC loaned the proceeds of the Notes to a subsidiary of the Company under a non-recourse loan agreement (the "Hattiesburg Loan") restricting the use of such funds to the acquisition, design, construction and equipping of the Hattiesburg, Mississippi manufacturing and distribution center. The Notes are guaranteed by the Company and the Hattiesburg Loan is secured by the Hattiesburg facility.


     In September 1996 (as subsequently amended), the Company entered into a $500 million syndicated unsecured five year revolving credit facility (the "Credit Agreement") which replaced a previous credit facility of $500 million. In July 1997, the Company reduced the amount of available borrowings under the facility to $250 million. Under the Credit Agreement, the Company can borrow under a competitive bid option, or at a spread above LIBOR (currently .5%) or at a bank base rate. In addition, the Company pays an annual facility fee (currently .25%). The Credit Agreement contains certain financial covenants.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

3. CREDIT FACILITIES AND LONG-TERM DEBT--(CONTINUED)

     During 1997, the Company repaid $12.2 million of long-term borrowings related to the divested furntiture operations and other assets sold.


     The aggregate annual principal payments on long-term debt, excluding amounts outstanding under the Credit Agreement, due in each of the years 1998-2002, are $.7 million, $7.5 million, $7.6 million, $7.6 million and $7.7 million, respectively.


     Long-term debt at the end of each fiscal year consists of the following (in thousands):



                                                                                1997          1996
                                                                            -----------   -----------
   Revolving credit facility, weighted average interest rate of 5.99% and
    5.60% for 1997, and for 1996, respectively ..........................    $110,000      $105,000
   Hattiesburg industrial revenue bond due 2009, fixed interest rate
    of 7.85% ............................................................      75,000        75,000
   Other long-term borrowings, due through 2012, weighted average interest rate of 3.92% and 4.95%, at December 28, 1997 and
    December 29, 1996, respectively .....................................      10,248        22,036
                                                                             --------      --------
                                                                             $195,248      $202,036
                                                                             ========      ========

     In December 1997, the Company entered into a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. The maximum amount of receivables that can be sold through this program is $70 million. At December 28, 1997, the Company had received approximately $59 million from the sale of trade accounts receivable. The proceeds from the sale were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $.2 million during 1997, and have been classified as interest expense in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.


4. FINANCIAL INSTRUMENTS


FAIR VALUE OF FINANCIAL INSTRUMENTS


     The carrying amounts of the Company's financial instruments as of December 28, 1997 approximate market values based upon the following methods and assumptions:


     CASH AND CASH EQUIVALENTS--The carrying amount of cash and cash equivalents is assumed to approximate fair value as cash equivalents include all highly liquid, short-term investments with original maturities of three months or less.


     SHORT AND LONG TERM DEBT--The carrying value of the Company's various debt outstanding as of December 28, 1997 approximates market. The fair value of the Company's fixed rate debt is estimated using discounted cash flow analysis, based upon the market yield of public debt securities of comparable credit quality and maturity. The carrying value of the Company's variable rate debt is assumed to approximate market based upon periodic adjustments of the interest rate to the current market rate in accordance with the terms of the debt agreements.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

4. FINANCIAL INSTRUMENTS--(CONTINUED)

     LETTERS OF CREDIT--The Company utilizes stand-by letters of credit to back certain financing instruments and insurance policies and commercial letters of credit guaranteeing various international trade activities. The contract amounts of the letters of credit approximate their fair value.


DERIVATIVE FINANCIAL INSTRUMENTS


     The Company selectively uses derivatives to manage interest rate and foreign exchange exposures that arise in the normal course of business. The use of derivatives did not have a material impact on the Company's results of operations in 1997, 1996 and 1995. No derivatives are entered into for trading or speculative purposes. Foreign exchange option and forward contracts are used to hedge a portion of the Company's underlying exposures denominated in foreign currency. Although the market value of derivative contracts at any single point in time will vary with changes in interest and/or foreign exchange rates, the difference between the carrying value and fair value of such contracts at December 29, 1996 and December 31, 1995 is not considered to be material, either individually or in the aggregate. The Company had no derivative financial instruments outstanding at December 28, 1997. The Company enters into derivative contracts with counterparties that it believes to be creditworthy. The Company does not enter into any leveraged derivative transactions.


     As of December 28, 1996, $10.0 million of the Company's outstanding floating rate debt was subject to interest rate swap agreements.


     In order to mitigate the transaction exposures that may arise from changes in foreign exchange rates, the Company purchases foreign currency option contracts to hedge anticipated transactions. The option contracts typically expire within one year. Any realized gains on options are not deferred but are recognized in income in the period when the hedged exposure is recognized. The Company purchased options with a notional value of $16.6 million in 1997, $18.2 million in 1996 and $11.7 million in 1995. Options with notional value of $17.9 million, $25.4 million and $3.2 million expired in 1997, 1996 and 1995, respectively. The Company held purchased option contracts with a notional value of $1.4 million at December 29, 1996.


5. EMPLOYEE STOCK OPTIONS AND AWARDS


     The Company has one stock-based compensation plan, the Amended and Restated Sunbeam Corporation Stock Option Plan (the "Plan"). Under the Plan, all employees are eligible for grants of options to purchase up to an aggregate of 11,300,000 shares of the Company's common stock at an exercise price equal to or in excess of the fair market value of the stock on the date of grant. The term of each option commences on the date of grant and expires on the tenth anniversary of the date of grant. Options generally become exercisable over a three to five year period.


     The Plan also provides for the grant of restricted stock awards of up to 200,000 shares, in the aggregate, to employees and non-employee directors. See
Note 2 for a discussion of restricted stock awards made outside the Plan.


     In July 1996, options to purchase an aggregate of 3,000,000 shares (of which 2,750,000 options were outstanding at December 28, 1997) were granted outside of the Plan at exercise prices equal to the fair market value of the Company's common stock on the dates of grant in connection with the employment of a new Chairman and Chief Executive Officer and certain other executive officers of the Company. These outstanding options have terms of ten years and, with respect to options for 2,500,000 shares, are

                     SUNBEAM CORPORATION AND SUBSIDIARIES

5. EMPLOYEE STOCK OPTIONS AND AWARDS--(CONTINUED)

     exercisable in three annual installments beginning July 17, 1996. Options for the remaining 250,000 shares still outstanding are exercisable in three annual installments beginning on the first anniversary of the July 22, 1996 grant date. On February 20, 1998 the vesting provisions of the options granted outside the Plan were accelerated as further described in Note 14.


     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for outstanding stock options. Had compensation cost for the Company's outstanding stock options been determined based on the fair value at the grant dates for those options consistent with SFAS No. 123, the Company's net earnings (loss) and diluted earnings (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):



                                            1997            1996            1995
                                       -------------   --------------   ------------
   Net earnings/(loss)
    As reported ....................     $ 109,415       $ (228,262)      $ 50,511
    Pro forma ......................     $  94,887       $ (238,186)      $ 49,731
   Diluted earnings/(loss) per share
    As reported ....................     $    1.25       $    (2.75)      $   0.61
    Pro forma ......................     $    1.08       $    (2.87)      $   0.60


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                            1997          1996          1995
                                        -----------   -----------   -----------
   Expected volatility ..............   34.19%        36.78%        36.78%
   Risk-free interest rate ..........    6.36%         6.34%         6.34%
   Dividend yield ...................      .1%           .1%           .1%
   Expected life ....................   6 years       5 years       5 years


                     SUNBEAM CORPORATION AND SUBSIDIARIES

5. EMPLOYEE STOCK OPTIONS AND AWARDS--(CONTINUED)

     A summary of the status of the Company's outstanding stock options as of December 28, 1997, December 29, 1996 and December 31, 1995, and changes during the years ending on those dates is presented below:



                                             1997                             1996                            1995
                               -------------------------------- -------------------------------- -------------------------------
                                                   WEIGHTED                         WEIGHTED                         WEIGHTED
                                                    AVERAGE                          AVERAGE                         AVERAGE
                                    SHARES      EXERCISE PRICE       SHARES      EXERCISE PRICE       SHARES      EXERCISE PRICE
                               --------------- ---------------- --------------- ---------------- --------------- ---------------
PLAN OPTIONS
 Outstanding at
   beginning of year .........     6,271,837       $  19.43         4,610,387       $  16.67         5,230,221      $  14.85
 Granted .....................     3,105,263          32.40         4,061,450          20.39         1,928,500         18.61
 Exercised ...................    (1,549,196)         17.20          (622,994)          7.51        (1,142,348)         6.32
 Canceled ....................    (1,173,836)         21.10        (1,777,006)         18.64        (1,405,986)        21.06
                                  ----------                       ----------                       ----------
 Outstanding at
   end of year ...............     6,654,068          25.61         6,271,837          19.43         4,610,387         16.67
                                  ==========                       ==========                       ==========
 Options exercisable
   at year-end ...............     1,547,198       $  19.13         1,655,450       $  16.13         1,539,836      $  11.47
 Weighted-average fair
   value of options
   granted during
   the year ..................  $      15.46                     $      14.76                     $       8.28

OPTIONS OUTSIDE PLAN
 Outstanding at
   beginning of year .........     2,750,000       $  12.43           692,500       $  16.70           750,000      $  16.70
 Granted .....................            --                        3,000,000          12.65                --            --
 Exercised ...................                                             --                          (57,500)        16.70
 Canceled ....................            --                         (942,500)         16.27                --            --
                                ------------                     ------------                     ------------
 Outstanding at
   end of year ...............     2,750,000          12.43         2,750,000          12.43           692,500         16.70
                                ============                     ============                     ============
 Options exercisable
   at year-end ...............     1,750,000       $  12.35           833,333       $  12.25           505,000      $  16.70
 Weighted-average fair
   value of options
   granted during
   the year ..................  $         --                     $       5.99                     $         --

                     SUNBEAM CORPORATION AND SUBSIDIARIES

5. EMPLOYEE STOCK OPTIONS AND AWARDS--(CONTINUED)

     The following table summarizes information about stock options outstanding at December 28, 1997:



                                                     OPTIONS OUTSTANDING
                                --------------------------------------------------------------
                                    NUMBER           WEIGHTED-AVERAGE
RANGE OF                         OUTSTANDING             REMAINING            WEIGHTED-AVERAGE
EXERCISE PRICES                  AT 12/28/97     CONTRACTUAL LIFE (YEARS)      EXERCISE PRICE
-----------------------------   -------------   --------------------------   -----------------
    $5.00 to $14.99 .........     3,514,556            8.2                        $  12.50
   $15.00 to $19.99 .........       485,240            7.4                           16.30
   $20.00 to $24.99 .........     2,090,187            8.2                           22.39
   $25.00 to $29.99 .........     1,786,007            9.0                           25.99
   $30.00 to $34.99 .........       448,468            9.3                           32.01
   $35.00 to $39.99 .........       336,820            9.5                           38.77
   $40.00 to $44.99 .........       680,290            9.7                           42.99
   $45.00 and over ..........        62,500            9.7                           46.22
                                  ---------           -----                       --------
    $5.00 to $49.71 .........     9,404,068            8.5                        $  21.76
                                  =========           =====                       ========


                                       OPTIONS EXERCISABLE
                                ---------------------------------
                                    NUMBER
RANGE OF                         EXERCISABLE     WEIGHTED-AVERAGE
EXERCISE PRICES                  AT 12/28/97      EXERCISE PRICE
-----------------------------   -------------   -----------------
    $5.00 to $14.99 .........     2,108,255         $  12.08
   $15.00 to $19.99 .........       219,466            16.50
   $20.00 to $24.99 .........       842,601            22.27
   $25.00 and over...........       126,876            26.41
                                  ---------         --------
    $5.00 to $27.36 .........     3,297,198         $  15.54
                                  =========         ========

6. EMPLOYEE BENEFIT PLANS


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

                     SUNBEAM CORPORATION AND SUBSIDIARIES

6. EMPLOYEE BENEFIT PLANS--(CONTINUED)

     The funded status of the Company's U.S. defined benefit pension plans at the end of each fiscal year follows (in thousands):



                                                                               1997          1996
                                                                           -----------   -----------
   Actuarial present value of benefit obligations:
    Vested .............................................................    $ 126,941     $ 122,379
    Non-vested .........................................................          288           375
                                                                            ---------     ---------
   Accumulated benefit obligations .....................................      127,229       122,754
   Plan assets at fair value ...........................................      116,485       116,522
                                                                            ---------     ---------
   Accumulated benefit obligations in excess of plan assets ............       10,744         6,232
   Unrecognized net loss ...............................................      (25,192)      (19,537)
   Additional minimum liability ........................................       25,192        10,255
                                                                            ---------     ---------
   Pension liability (prepaid) recognized on the balance sheet .........    $  10,744     $  (3,050)
                                                                            =========     =========

     Net periodic pension cost for the Company's U.S. defined benefit pension plans for each fiscal year include the following components (in thousands):



                                                                   1997           1996          1995
                                                               ------------   -----------   ------------
   Service cost-benefits earned during the period ..........    $     157      $    411      $     331
   Interest cost-accumulated benefit obligations ...........        8,970         9,071         10,620
   Actual return on plan assets ............................      (12,511)         (816)       (20,985)
   Net amortization and deferral ...........................        4,338        (7,518)        11,332
                                                                ---------      --------      ---------
   Net periodic pension cost ...............................    $     954      $  1,148      $   1,298
                                                                =========      ========      =========
   Assumptions:
    Discount rate ..........................................         7.25%         7.75%          7.25%
    Long-term rate of return on assets .....................         7.25%         7.75%          9.50%

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


     Effective July 1993, various amendments to the Company's postretirement benefits program were adopted. The amendments included increases in retiree contribution levels for certain retiree groups and the discontinuation of medical and/or life insurance coverage for certain retirees who qualify for Medicare. These amendments resulted in an unrecognized reduction in prior service cost which is being amortized over future years.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

6. EMPLOYEE BENEFIT PLANS--(CONTINUED)

     The following table presents the funded status reconciled with the amounts recognized in the Company's consolidated balance sheet at the end of each fiscal year (in thousands):



                                                                 1997         1996
                                                              ----------   ----------
   Accumulated postretirement benefit obligation ..........    $14,220      $14,555
   Plan assets ............................................         --           --
                                                               -------      -------
   Accumulated postretirement benefit obligation in excess
    of plan assets ........................................     14,220       14,555
   Unrecognized reduction in prior service cost ...........     15,934       18,877
   Unrecognized net gain ..................................        240           95
                                                               -------      -------
   Accrued postretirement benefit obligation recognized
    on the balance sheet ..................................    $30,394      $33,527
                                                               =======      =======

     Net periodic postretirement benefit cost for each fiscal year includes the following components (in thousands):



                                                                    1997          1996
                                                                -----------   -----------
   Interest cost ............................................    $    983      $  1,042
   Amortization of reduction in prior service cost ..........      (2,943)       (2,943)
                                                                 --------      --------
   Net periodic postretirement benefit credit ...............    $ (1,960)     $ (1,901)
                                                                 ========      ========

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation is 8.8% for 1998 and is assumed to decrease gradually to 6% by 2003 and remain at that level thereafter. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 28, 1997 and the net periodic postretirement benefit cost for 1997 by approximately 8%. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% at December 28, 1997 and December 29, 1996.


DEFINED CONTRIBUTION PLANS


     The Company sponsors defined contribution profit sharing plans covering eligible employees. Company contributions to these plans include employer matching contributions as well as discretionary profit sharing contributions depending on the performance of the Company, in an amount up to 10% of eligible compensation. The Company provided $1.8 million in 1997, $1.7 million in 1996 and $4.1 million in 1995 for its defined contribution plans.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

7. SUPPLEMENTARY FINANCIAL STATEMENT DATA


     Supplementary Balance Sheet data at the end of each fiscal year is as follows (in thousands):



                                                               1997            1996
                                                          -------------   -------------
   Receivables:
    Trade .............................................    $  305,219      $  227,043
    Sundry ............................................         7,794           2,412
                                                           ----------      ----------
                                                              313,013         229,455
    Valuations allowances .............................       (17,463)        (16,017)
                                                           ----------      ----------
                                                           $  295,550      $  213,438
                                                           ==========      ==========
   Inventories:
    Finished goods ....................................    $  142,976      $   84,813
    Work in process ...................................        26,237          25,167
    Raw materials and supplies ........................        86,967          52,272
                                                           ----------      ----------
                                                           $  256,180      $  162,252
                                                           ==========      ==========
   Property, plant and equipment:
    Land ..............................................    $    1,793      $    2,524
    Buildings and improvements ........................        98,054          95,619
    Machinery and equipment ...........................       245,824         258,199
                                                           ----------      ----------
                                                              345,671         356,342
    Accumulated depreciation and amortization .........      (104,774)       (136,254)
                                                           ----------      ----------
                                                           $  240,897      $  220,088
                                                           ==========      ==========
   Trademarks and trade names:
    Gross .............................................    $  237,095      $  245,307
    Accumulated amortization ..........................       (42,723)        (45,045)
                                                           ----------      ----------
                                                           $  194,372      $  200,262
                                                           ==========      ==========

     Inventory and property, plant and equipment in 1996 exclude assets of discontinued operations and other assets held for sale.



                                                               1997         1996
                                                            ----------   ----------
   Other current liabilities:
    Payrolls, commissions and employee benefits .........    $ 14,051     $ 18,536
    Advertising and sales promotion .....................      27,524       23,816
    Product warranty ....................................      24,154       23,883
    Other ...............................................      15,184       33,274
                                                             --------     --------
                                                             $ 80,913     $ 99,509
                                                             ========     ========
   Other long-term liabilities:
    Accrued postretirement benefit obligation ...........    $ 30,394     $ 33,527
    Accrued pension .....................................      10,744           --
    Other ...............................................      99,971      118,924
                                                             --------     --------
                                                             $141,109     $152,451
                                                             ========     ========

                     SUNBEAM CORPORATION AND SUBSIDIARIES

7. SUPPLEMENTARY FINANCIAL STATEMENT DATA--(CONTINUED)

     Supplementary Statements of Operations and Cash Flows data for each fiscal year are summarized as follows (in thousands):



                                                     1997           1996           1995
                                                 ------------   ------------   ------------
   Other (income) expense, net:
    Interest income ..........................    $  (1,555)      $ (1,255)      $ (3,657)
    Other ....................................          337          4,993          3,830
                                                  ---------       --------       --------
                                                  $  (1,218)      $  3,738       $    173
                                                  =========       ========       ========
   Advertising and sales promotion ...........    $  56,448       $ 71,524       $ 57,274
                                                  =========       ========       ========
   Cash paid (received) during the period for:
    Interest (net of capitalization) .........    $  13,058       $ 13,397       $ 12,555
                                                  =========       ========       ========
    Income taxes (net of refunds) ............    $ (44,508)      $   (540)      $ 13,936
                                                  =========       ========       ========

NON-CASH TRANSACTIONS


     In connection with a warehouse expansion related to the electric blanket business, the Company entered into a $5 million capital lease obligation in 1996.


8. RESTRUCTURING, IMPAIRMENT AND OTHER COSTS


     In November 1996, the Company announced the details of its restructuring and growth plan. The cost reduction phase of the plan included the consolidation of administrative functions within the Company, the rationalization of manufacturing and warehouse facilities, the centralization of the Company's procurement function, and reduction of the Company's product offerings and stock keeping units ("SKU's"). The Company also announced plans to divest several lines of business which it determined are not core for Sunbeam (see Note 9).


     In connection with the restructuring plan, the Company consolidated six divisional and regional headquarters functions into a single worldwide corporate headquarters in Delray Beach, Florida and outsourced certain back office activities resulting in a 50% reduction in total back-office/administrative headcount. Overall, the restructuring plan calls for a reduction in the number of production facilities from 26 to 8 and the elimination of over 6,000 positions from the Company's workforce, including 3,300 from the disposition of non-core business operations and the elimination of approximately 2,800 other positions. The Company completed the major phases of the restructuring plan by January 1997.


     In conjunction with the implementation of the restructuring and growth plan, the Company recorded a pre-tax special charge to earnings of approximately $337.6 million in the fourth quarter of 1996. This amount is allocated as follows in the accompanying Consolidated Statement of Operations:
$154.9 million to Restructuring, Impairment and Other Costs as further described below; $92.3 million to Cost of Goods Sold related principally to inventory write-downs from the reduction in SKU's and costs of inventory liquidation programs; $42.5 million to Selling, General and Administrative expenses principally for increases in environmental and litigation reserves (see Note 12) and other reserve categories; and the estimated pre-tax loss on the divestiture of the Company's furniture business of approximately $47.9 million. During the first quarter of 1997, upon completion of the sale, the Company provided for additional losses on the disposal of the furniture business of $13.7 million, net of applicable income tax benefits as a result of lower than anticipated sales proceeds.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

8. RESTRUCTURING, IMPAIRMENT AND OTHER COSTS--(CONTINUED)

     Amounts included in Restructuring, Impairment and Other Costs in 1996 in the accompanying Consolidated Statement of Operations include cash items such as severance and other employee costs of $43.0 million, lease obligations and other exit costs associated with facility closures of $12.6 million, $7.5 million of start-up costs on back office outsourcing initiatives and other costs related to the implementation of the restructuring and growth plan. Non-cash Restructuring, Impairment and Other Costs in 1996 include $91.8 million related to asset write-downs to net realizable value for disposals of excess facilities and equipment and non-core product lines, write-offs of redundant computer systems from the administrative back-office consolidations and outsourcing initiatives and intangible, packaging and other asset write-downs related to exited product lines and SKU reductions. The following table sets forth the details and the cumulative activity in the restructuring accrual as of December 28, 1997 (in millions):



                                                   ACCRUAL BALANCE                                   ACCRUAL BALANCE
                                                   AT DECEMBER 29,        CASH         NON-CASH      AT DECEMBER 28,
                                                         1996          REDUCTIONS     REDUCTIONS          1997
                                                  -----------------   ------------   ------------   ----------------
   Severance and other employee costs .........        $  36.9          $  18.6         $ 9.5           $  8.8
   Closure and consolidation of facilities
    and related exit costs ....................           26.9             24.8            --              2.1
                                                       -------          -------         -----           ------
   Total ......................................        $  63.8          $  43.4         $ 9.5           $ 10.9
                                                       =======          =======         =====           ======

9. DISCONTINUED OPERATIONS AND OTHER ASSETS HELD FOR SALE


     As part of the restructuring plan and redefinition of its core businesses, the Company also announced the divestiture of the furniture business, by a sale of assets. In February 1997, the Company entered into an agreement to sell the business to U.S. Industries, Inc. which was completed on March 17, 1997. In connection with the sale of these assets (primarily inventory, property, plant and equipment), the Company received $69 million in cash. The Company retained accounts receivable related to the furniture business of approximately $50.0 million as of the closing date.


     In connection with the furniture divestiture, the Company recorded a provision for estimated losses to be incurred on the sale of $32.4 million in 1996, net of applicable income tax benefits and an additional loss of $13.7 million, net of applicable income tax benefits in the first quarter of 1997 as a result of lower than anticipated sales proceeds. Earnings from the discontinued furniture business were $.8 million in 1996 and $12.9 million in 1995, net of applicable income taxes of $.5 million and $7.9 million, respectively. Earnings from the discontinued furniture business in 1997 were not material. Revenues for the discontinued furniture business were $51.6 million in 1997, $227.5 million in 1996 and $185.6 million in 1995. These revenues are not included in net sales as reported in the accompanying Consolidated Statements of Operations.


     In addition to the furniture business divestiture, the Company also completed the sale of other non-core product lines and assets in 1997 as part of its restructuring plan, including time and temperature products, Counselor/registered trademark/ and Borg/registered trademark/ scales and a textile facility. Losses incurred on the disposal of these assets, which consist primarily of write-downs of assets to net realizable value, are included in Restructuring, Impairment and Other Costs in 1996 in the Consolidated Statements of Operations as described in Note 8.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

10. INCOME TAXES


     Earnings (loss) from continuing operations before income taxes for each fiscal year is summarized as follows (in thousands):



                             1997           1996           1995
                         -----------   --------------   ----------
   Domestic ..........    $167,822       $ (285,011)     $54,646
   Foreign ...........      21,458          (17,550)       5,989
                          --------       ----------      -------
                          $189,280       $ (302,561)     $60,635
                          ========       ==========      =======

     Income tax provisions include current and deferred taxes (tax benefits) for each fiscal year as follows (in thousands):



                           1997          1996           1995
                        ---------   -------------   ------------
   Current:
    Federal .........    $ 3,420     $  (28,567)      $ (1,329)
    State ...........      3,266           (202)        (1,402)
    Foreign .........      1,683            707            626
                         -------     ----------       --------
                           8,369        (28,062)        (2,105)
                         -------     ----------       --------
   Deferred:
    Federal .........     49,513        (65,833)        23,127
    State ...........      3,962        (11,050)         1,962
    Foreign .........      4,308           (945)            57
                         -------     ----------       --------
                          57,783        (77,828)        25,146
                         -------     ----------       --------
                         $66,152     $ (105,890)      $ 23,041
                         =======     ==========       ========

     A reconciliation of income tax expense with the expected income tax computed by applying the federal statutory income tax rate to earnings (loss) from continuing operations before income taxes for each fiscal year is as follows (in thousands):



                                                                      1997           1996           1995
                                                                   ----------   --------------   ----------
   Income tax computed at the federal statutory
    tax rate ...................................................    $ 66,248      $ (105,896)     $21,222
   State and local taxes (net of federal benefit) ..............       4,698          (7,313)         364
   Foreign earnings and dividends taxed at other rates .........      (3,611)          5,967          419
   Other, net ..................................................      (1,183)          1,352        1,036
                                                                    --------      ----------      -------
                                                                    $ 66,152      $ (105,890)     $23,041
                                                                    ========      ==========      =======

                     SUNBEAM CORPORATION AND SUBSIDIARIES

10. INCOME TAXES--(CONTINUED)

     The major components of the Company's net current deferred tax asset and net long-term deferred tax liability at the end of each fiscal year are as follows (in thousands):



                                                            1997                              1996
                                               -------------------------------   ------------------------------
                                                   CURRENT         LONG-TERM         CURRENT        LONG-TERM
                                                DEFERRED TAX     DEFERRED TAX     DEFERRED TAX     DEFERRED TAX
                                                    ASSET          LIABILITY          ASSET         LIABILITY
                                               --------------   --------------   --------------   -------------
   Operating reserves and accruals .........       $11,721        $  29,966          $60,307        $  28,447
   Book/tax basis difference in
    trademarks and trade names .............            --          (70,881)              --          (72,587)
   Book/tax basis difference in
    other assets ...........................        11,937          (22,645)          19,276          (13,406)
   Reserves for non-operating assets
    and non-operating liabilities ..........         3,062           21,849            8,905           24,043
   Other ...................................         9,986          (12,848)           5,201          (18,805)
                                                   -------        ---------          -------        ---------
                                                   $36,706        $ (54,599)         $93,689        $ (52,308)
                                                   =======        =========          =======        =========

     Deferred U.S. income taxes are not provided on the undistributed earnings of foreign subsidiaries, since such earnings are considered to be permanently reinvested. At December 28, 1997, the cumulative amount of undistributed earnings of foreign subsidiaries on which U.S. federal income taxes have not been provided was approximately $51.5 million. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryovers would be available to reduce some portion of the U.S. liability.


11. CUSTOMER AND GEOGRAPHIC DATA


     Classes of products which contributed more than 10% to consolidated sales were outdoor home use durable products and indoor home use durable products. Sales of outdoor home use durable products amounted to $325.8 million in 1997, $256.9 million in 1996 and $269.0 million in 1995. Sales of indoor home use durable products were $769.6 million in 1997, $680.7 million in 1996 and $688.3 million in 1995.


     The Company's largest customer accounted for approximately 21% of consolidated net sales in 1997 and 19% in 1996 and 1995.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

11. CUSTOMER AND GEOGRAPHIC DATA--(CONTINUED)

     The Company's operations are conducted in the United States and international markets, principally in Latin America, Canada and Mexico. Information about the Company's domestic and international operations for each fiscal year is as follows (in thousands):



                                                                1997            1996             1995
                                                           -------------   --------------   -------------
   Net sales:
    Domestic ...........................................    $  927,660       $  800,969      $  829,423
    International (includes U.S. export sales) .........       240,522          183,267         187,460
                                                            ----------       ----------      ----------
                                                            $1,168,182       $  984,236      $1,016,883
                                                            ==========       ==========      ==========
   Operating earnings (loss):
    Domestic ...........................................    $  175,858       $ (244,477)     $   70,423
    International (includes U.S. export sales) .........        53,641           (5,022)         24,301
                                                            ----------       ----------      ----------
                                                               229,499         (249,499)         94,724
    Unallocated expenses and eliminations ..............       (30,056)         (35,736)        (24,479)
                                                            ----------       ----------      ----------
                                                            $  199,443       $ (285,235)     $   70,245
                                                            ==========       ==========      ==========
   Identifiable assets:
    Domestic ...........................................    $  923,527       $  781,788      $1,040,591
    International ......................................       131,359           73,430          67,563
                                                            ----------       ----------      ----------
                                                             1,054,886          855,218       1,108,154
    Corporate assets ...................................        65,398          217,491          50,530
                                                            ----------       ----------      ----------
                                                            $1,120,284       $1,072,709      $1,158,684
                                                            ==========       ==========      ==========

     Unallocated expenses and eliminations include corporate administrative expenses, intangible amortization, certain pension and postretirement benefit costs or credits, and eliminations of intercompany income and expense. Identifiable assets are those used directly in the operations, and exclude non-operating corporate and deferred tax assets. Sales between geographic areas are not material and are made primarily at cost plus a markup.


12. COMMITMENTS AND CONTINGENCIES


ENVIRONMENTAL MATTERS


     The Company's operations, like those of comparable businesses, are subject to certain federal, state, local and foreign environmental laws and regulations. As of December 28, 1997, the Company had been identified as a potentially responsible party ("PRP") in connection with seven sites subject to the federal Superfund law and two sites subject to state Superfund laws comparable to the federal law (collectively the "Environmental Sites"), exclusive of sites at which the Company has been designated (or expects to be designated) as a de minimis (less than 1%) participant. Substantially all of these sites relate to divested operations of the Company.


     The Company currently is engaged in active remediation activities at nine sites, four of which are among the Environmental Sites referred to above, and five of which have not been designated as Superfund sites under federal or state law. In addition, the Company is engaged in environmental remediation activities at a site in Newburgh Heights, Ohio, where a subsidiary formerly conducted

                     SUNBEAM CORPORATION AND SUBSIDIARIES

12. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

operations. The Company has been actively cooperating with the United States Nuclear Regulatory Commission and state regulatory authorities in developing a plan for remediation of this site; which remediation is expected to be substantially completed during 1998.


     The Company has established reserves, in accordance with SFAS No. 5, Accounting for Contingencies, to cover the anticipated probable costs of remediation, based upon periodic reviews of all sites for which the Company has, or may have remediation responsibility. As of December 28, 1997, the amount of such reserves was less than 5% of the Company's total liabilities as set forth in the consolidated financial statements. Liability under the Superfund law is joint and several and is imposed on a strict basis, without regard to degree of negligence or culpability. As a result, the Company recognizes its responsibility to determine whether other PRP's at a Superfund site are financially capable of paying their respective shares of the ultimate cost of remediation of the site. Whenever the Company has determined that a particular PRP is not financially responsible, it has assumed for purposes of establishing reserve amounts that such PRP will not pay its respective share of the costs of remediation. To minimize the Company's potential liability with respect to the Environmental Sites, the Company has actively participated in steering committees and other groups of PRP's established with respect to such sites. The Company continues to pursue the recovery of some environmental remediation costs from certain of its liability insurance carriers; however, such potential recoveries have not been offset against potential liabilities and have not been considered in determining the Company's environmental reserves.


     Due to uncertainty over remedial measures to be adopted at some sites, the possibility of changes in environmental laws and regulations and the fact that joint and several liability with the right of contribution is possible at federal and state Superfund sites, the Company's ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of December 28, 1997. In connection with the Company's restructuring plan, in the fourth quarter of 1996 a comprehensive review of all environmental exposures was performed, and the Company accelerated its strategy for the resolution and settlement of certain environmental claims. As a result, the Company recorded additional environmental reserves of approximately $9.0 million in the fourth quarter of 1996. The Company believes, based on existing information, that the costs of completing environmental remediation of all sites for which the Company has a remediation responsibility have been adequately reserved, and that the ultimate resolution of these matters will not have a material adverse effect upon the Company's financial condition.


LEASES


     The Company rents certain facilities, equipment and retail stores under operating leases. Rental expense for operating leases amounted to $7.4 million in 1997, $8.0 million for 1996 and $8.6 million for 1995. The minimum future rentals due under noncancelable operating leases as of December 28, 1997 aggregated $30.9 million. The amounts payable in each of the years 1998-2002 and thereafter are $4.8 million, $4.6 million, $4.2 million, $3.9 million, $3.4 million and $10.0 million, respectively.


CERTAIN DEBT OBLIGATIONS


     Responsibility for servicing certain debt obligations of the Company's predecessor were assumed by third parties in connection with the acquisition of former businesses, although the Company's predecessor remained the primary obligor in accordance with the respective loan documents. Such

                     SUNBEAM CORPORATION AND SUBSIDIARIES

12. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

obligations, which amounted to approximately $19.0 million at December 28, 1997, and the corresponding receivables from the third parties, are not included in the consolidated balance sheets since these transactions occurred prior to the issuance of SFAS No. 76, Extinguishment of Debt. Management believes that the third parties will continue to meet their obligations pursuant to the assumption agreements.


     Letters of credit aggregating $28.6 million were outstanding as of December 28, 1997.


LITIGATION


     The Company is involved in various lawsuits arising from time to time in the ordinary course of business or and related to divested operations of the Company. The Company has established reserves, in accordance with SFAS No. 5, Accounting for Contingencies, to cover the anticipated probable costs of litigation matters, based upon periodic reviews of all cases.


     The Company believes, based on existing information, that anticipated probable costs of litigation matters have been adequately reserved, and that the ultimate resolution of these matters will not have a material adverse effect upon the Company's financial condition.


PRODUCT LIABILITY MATTERS


     The Company is party to various personal injury and property damage lawsuits relating to its products and incidental to its business. Annually, the Company sets its product liability insurance program based on the Company's current and historical claims experience and the availability and cost of insurance. The Company's program for 1997 was comprised of a self-insurance retention of $1 million per occurrence.


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

                     SUNBEAM CORPORATION AND SUBSIDIARIES

13. UNAUDITED QUARTERLY FINANCIAL DATA


                                FISCAL 1997(a)



                                                                          FIRST         SECOND        THIRD         FOURTH
                                                                         QUARTER       QUARTER       QUARTER       QUARTER
                                                                       -----------   -----------   -----------   -----------
                                                                           (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Net sales ..........................................................    $ 253.5       $ 287.6       $ 289.0       $ 338.1
Gross profit  ......................................................       67.7          74.5          88.8          99.5
Operating earnings  ................................................       34.7          43.0          54.9          66.8
Earnings from continuing operations ................................       20.6          26.2          34.6          41.7
Basic earnings per share from continuing operations ................    $   .24       $   .31       $   .41       $   .49
Diluted earnings per share from continuing
 operations ........................................................        .24           .30           .39           .47
Earning from discontinued operations, net of taxes .................          --            --            --            --
Loss on sale of discontinued operations, net of taxes ..............      (13.7)            --            --            --
Net earnings .......................................................        6.8          26.2          34.6          41.8
Basic earnings per shares(c) .......................................        .08           .31           .41           .49
Diluted earnings per share(c) ......................................        .08           .30           .39           .47
Market price for common stock
 --high ............................................................    $  34 1/2     $  40 3/4     $  45 3/4     $  50 7/16
 --low .............................................................       24 5/8        29 3/4        35 3/8        37

Dividends paid .....................................................    $   .01       $ .01         $   .01       $   .01

                                 FISCAL 1996(a)



                                                                      FIRST         SECOND        THIRD            FOURTH
                                                                     QUARTER       QUARTER       QUARTER          QUARTER
                                                                   -----------   -----------   -----------   -----------------
                                                                          (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Net sales ......................................................    $ 229.7       $ 253.9       $ 231.8         $ 268.8
Gross profit (loss) ............................................       48.1          47.2          28.8           (40.5)
Operating earnings (loss) ......................................       15.5           9.2         (20.7)         (289.2)(b)
Earnings (loss) from continuing operations .....................        6.7           2.8         (15.8)         (190.4)
Basic earnings (loss) per share from continuing operations .....    $   .08           .03       $  (.19)        $ (2.29)
Diluted earnings (loss) from continuing operations .............        .08           .03          (.19)          (2.29)
Earnings (loss) from discontinued operations, net of taxes .....       10.7           4.4          (2.3)          (12.0)
Loss on sale of discontinued operations, net of taxes ..........          --            --            --          (32.4)
Net earnings (loss) ............................................       17.4           7.2         (18.1)         (234.8)
Basic earnings (loss) per shares(c) ............................        .21           .09          (.22)          (2.83)
Diluted earnings (loss) per share(c) ...........................        .21           .09          (.22)          (2.83)
Market price for common stock
 --high ........................................................    $  19 3/4     $  17 1/8     $  24 3/4       $  29 1/2
 --low .........................................................       15 1/8        13 1/2        12 1/4          22 3/4
Dividends paid .................................................    $   .01       $   .01       $   .01         $   .01

----------------
(a) Each quarter consists of a 13-week period.
(b) Refer to Notes 8 and 9 regarding the Company's 1996 restructuring and growth plan.
(c) Reflects the adoption of SFAS No. 128, EARNINGS PER SHARE.


14. SUBSEQUENT EVENTS

NEW EMPLOYMENT AGREEMENTS


     On February 20, 1998 the Company entered into new three-year employment agreements with its Chairman and Chief Executive Officer and two other senior officers of the Company. These agreements replaced previous employment agreements entered into in July 1996 that were scheduled to expire in July 1999.


     The new employment agreement for the Company's Chairman provides for, among other items, the acceleration of vesting of 200,000 shares of restricted stock and the forfeiture of the remaining 133,333 shares of unvested restricted stock granted under the July 1996 agreement as further described in Note 2, a new equity grant of 300,000 shares of unrestricted stock, a new grant of a ten-year option to purchase 3,750,000 shares of the Company's common stock with an exercise price equal to the fair market value of the stock at the date of grant and exercisable in three equal annual installments beginning on the date of grant and the acceleration of vesting of 833,333 outstanding stock options granted under the July 1996 agreement as further described in Note 5. In addition, the new employment agreement with the Chairman and Chief Executive Officer provides for tax gross-ups with respect to any tax assessed on the equity grant and acceleration of vesting of restricted stock.


     The new employment agreements with the two other senior officers provide for, among other items, the grant of a total of 180,000 shares of restricted stock that vest in four equal annual installments beginning the date of grant, the acceleration of vesting of 44,000 shares of restricted stock and the forfeiture of the remaining 29,332 shares of unvested restricted stock granted under the July 1996 agreements, new grants of ten-year options to purchase a total of 1,875,000 shares of the Company's common stock with an exercise price equal to the fair market value of the stock at the date of grant and exercisable in four equal annual installments beginning on the date of grant and the acceleration of vesting of 383,334 outstanding stock options granted under the July 1996 agreements. In addition, the new employment agreements provide for tax gross-ups with respect to any tax assessed on the restricted stock grants and acceleration of vesting of restricted stock.


     Compensation expense attributed to the equity grant, the acceleration of vesting of restricted stock and the related tax gross-ups will be recognized in the first quarter of 1998 and compensation expense related to the new restricted stock grants and related tax gross-ups will be amortized to expense beginning in the first quarter of 1998 over the period in which the restrictions lapse. Total after-tax compensation expense to be recognized in the first quarter of 1998 related to these items is expected to be approximately $30.0 million.


PENDING ACQUISITIONS


     On March 2, 1998, the Company announced the signing of three definitive agreements to acquire The Coleman Company, Inc., Signature Brands USA, Inc. and First Alert, Inc., Completion of the acquisitions, which is expected in the second quarter of 1998, is contingent on customary conditions, including regulatory approvals, and acquisition financings. Each of the acquisitions will be accounted for under the purchase method, whereby the purchase price will be allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values.


     The acquisition of The Coleman Company, Inc., the global leader in outdoor recreational and hardware products is valued at approximately $2.0 billion, consisting of the Company's common stock valued at approximately $811 million, cash of approximately $260 million and assumed debt. Shareholders of The Coleman Company, Inc. will receive $6.44 in cash and .5677 shares of the Company's stock for each share of Coleman stock.


     The acquisition of Signature Brands USA, Inc., the North American leader in coffeemakers marketed under the Mr. Coffee/registered trademark/ brand name and a leader in consumer health products marketed under the Health O Meter/registered trademark/ brand is valued at approximately $250 million, consisting of cash of $8.25 per share of Signature Brand common stock and the assumption of existing debt.


     The acquisition of First Alert, Inc., the worldwide leader in residential safety equipment, including smoke detectors and carbon monoxide detectors is valued at approximately $175 million, consisting of cash of $5.25 per share of First Alert common stock and the assumption of existing debt.

     The Company plans on refinancing all or substantially all of the assumed debt of the acquired companies concurrent with the transactions closings.

                     SUNBEAM CORPORATION AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                        FISCAL YEARS 1997, 1996 AND 1995
                            (DOLLARS IN THOUSANDS)



                                                     BALANCE AT     CHARGED TO                          BALANCE AT
                                                      BEGINNING      COSTS AND                            END OF
DESCRIPTION                                           OF PERIOD      EXPENSES         DEDUCTIONS          PERIOD
--------------------------------------------------- ------------   ------------   ------------------   -----------
Allowance for doubtful accounts and cash discounts:
                                                                                      $  (2,000)(a)
  Fiscal year ended                                                                       8,948 (b)
   December 28, 1997 ..............................    $16,017        $ 8,411                17 (c)      $17,463
                                                       =======        =======         =========          =======
                                                                                      $    (233)(a)
  Fiscal year ended                                                                      19,911 (b)
   December 29, 1996 ..............................    $12,326        $23,369                -- (c)      $16,017
                                                       =======        =======         =========          =======
                                                                                      $     715(a)
  Fiscal year ended                                                                       6,988 (b)
   December 31, 1995 ..............................    $ 9,416        $10,651                38 (c)      $12,326
                                                       =======        =======         =========          =======

----------------
Notes: (a) Reclassified to/from accrued liabilities for customer deductions.
       (b) Accounts written off as uncollectible.

       (c) Foreign currency translation adjustment.

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                              DESCRIPTION
--------   --------------------------------------------------------------------------------------------
10.a       Employment Agreement dated as of February 20, 1998, by and between Sunbeam and
           Albert J. Dunlap
10.b       Employment Agreement dated as of February 20, 1998, by and between Sunbeam and Russell
           A. Kersh
10.c       Employment Agreement dated as of February 20, 1998, by and between Sunbeam and David
           C. Fannin
10.e       Sunbeam Executive Benefit Replacement Plan
10.f       Amended and Restated Sunbeam Corporation Stock Option Plan
10.g       Performance Based Compensation Plan
10.q       Third Amendment dated as of November 6, 1997, to the Credit Agreement dated as of
           September 16, 1996, among the Company, The Chase Manhattan Bank and the Lenders named therein.
10.r       Receivables Sale and Contribution Agreement dated as of December 4, 1997, between
           Sunbeam Products, Inc. and Sunbeam Asset Diversification, Inc.
10.s       Receivables Purchase and Servicing Agreement dated as of December 4, 1997, between
           Sunbeam Products, Inc., Llama Retail, L.P., Capital USA, LLC and Sunbeam Asset
           Diversification, Inc.
10.t       Agreement and Plan of Merger among Sunbeam Corporation, Laser Acquisition Corp., CLN
           Holdings, Inc., and Coleman (Parent) Holdings, Inc. dated as of February 27, 1998.
10.u       Agreement and Plan of Merger among Sunbeam Corporation, Camper Acquisition Corp., and
           The Coleman Company, Inc. dated as of February 27, 1998.
10.v       Agreement and Plan of Merger between Sunbeam Corporation, Java Acquisition Corp., and
           Signature Brands USA, Inc. dated as of February 28, 1998.
10.w       Stock Purchase Agreement among Java Acquisition Corp. and the Sellers named therein dated as of February 28, 1998.
10.x       Agreement and Plan of Merger by and among Sunbeam Corporation, Sentinel Acquisition Corp., and First Alert, Inc. dated as of February 28, 1998.
10.y       Stock Sale Agreement among Sunbeam Corporation and the Shareholders named therein dated as of February 28, 1998.
21         Subsidiaries of the Registrant.
23         Consent of Arthur Andersen LLP.
27         Financial Data Schedule, submitted electronically to the Securities and Exchange Commission for information only and not filed.
99.a       Press Release dated January 28, 1997 regarding Sunbeam's 1997 earnings.
99.b       Press Release dated March 2, 1998 regarding Sunbeam's acquisitions of The Coleman Company,
           Inc., Signature Brands USA, Inc., and First Alert, Inc.
