Form 10-Q
period 1998-03-31
SUNBEAM CORP/FL/
filed 1998-05-15
CIK 3662

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

                      FOR THE PERIOD ENDED MARCH 31, 1998

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______ .

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

                                X  Yes    ____ No

     On May 11, 1998 there were 100,824,578 shares of the registrant's Common Stock ($.01 par value) outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     SUNBEAM CORPORATION AND SUBSIDIARIES

                               QUARTERLY REPORT
                                  ON FORM 10-Q

                               TABLE OF CONTENTS

                                                                                               PAGE
                                                                                               -----
PART I.      FINANCIAL INFORMATION

             Item 1.  Financial Statements

                      Condensed Consolidated Statements of Operations (Unaudited) for the three
                        months ended March 30, 1997 and March 31, 1998 ........................   2

                      Condensed Consolidated Balance Sheets as of December 28, 1997 and
                        March 31, 1998 (Unaudited) ............................................   3

                      Condensed Consolidated Statements of Cash Flows (Unaudited) for the
                        three months ended March 30, 1997 and March 31, 1998 ..................   4

                      Notes to Condensed Consolidated Financial Statements (Unaudited) ........   5

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                        Results of Operations .................................................  10

PART II.     OTHER INFORMATION

             Item 1.  Legal Proceedings .......................................................  14

             Item 5.  Other Information .......................................................  14

             Item 6.  Exhibits and Reports on Form 8-K ........................................  14

SIGNATURES    .................................................................................  15

PART I. FINANCIAL INFORMATION

                      SUNBEAM CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                THREE MONTHS ENDED
                                                                           ----------------------------
                                                                             MARCH 31,       MARCH 30,
                                                                                1998           1997
                                                                           -------------   ------------
                                                                                   (UNAUDITED)
Net sales ..............................................................     $ 244,296      $ 253,450
Cost of goods sold .....................................................       211,459        185,698
Selling, general and administrative expense ............................        68,841         33,009
                                                                             ---------      ---------
Operating earnings (loss) ..............................................       (36,004)        34,743
Interest expense .......................................................         5,072          1,993
Other expense, net .....................................................         2,367            113
                                                                             ---------      ---------
Earnings (loss) from continuing operations before
 extraordinary charges and income taxes ................................       (43,443)        32,637
Income taxes (benefit):
 Current ...............................................................           327         (1,052)
 Deferred ..............................................................        (4,785)        13,128
                                                                             ---------      ---------
                                                                                (4,458)        12,076
                                                                             ---------      ---------
Earnings (loss) from continuing operations. ............................       (38,985)        20,561
Extraordinary charge from early retirement of debt, net of tax .........        (5,608)            --
Loss from discontinued operations, net of tax ..........................            --        (13,713)
                                                                             ---------      ---------
Net earnings (loss) ....................................................     $ (44,593)     $   6,848
                                                                             =========      =========
Earnings (loss) per share from continuing operations
 before extraordinary charge (basic and diluted) .......................     $    (.45)     $     .24
                                                                             =========      =========
Earnings (loss) per share (basic and diluted) ..........................     $    (.52)     $     .08
                                                                             =========      =========
Weighted average common shares outstanding (basic and diluted) .........        86,390         86,978
Dividends declared per share of common stock ...........................     $     .01      $     .01

            See Notes to Condensed Consolidated Financial Statements.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                        MARCH 31,      DECEMBER 28,
                                                                          1998             1997
                                                                     --------------   -------------
                                                                       (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents .......................................     $  193,543      $   52,378
 Receivables, net ................................................        562,294         295,550
 Inventories .....................................................        575,109         256,180
 Deferred income taxes ...........................................         70,782          36,706
 Prepaid expenses and other current assets .......................         36,910          17,191
                                                                       ----------      ----------
    Total current assets .........................................      1,438,638         658,005
Property, plant and equipment, net ...............................        403,179         240,897
Trademarks and trade names, net ..................................        192,882         194,372
Goodwill .........................................................      1,324,851          24,750
Other assets, including deferred financing costs .................         83,872           2,260
                                                                       ----------      ----------
                                                                       $3,443,422      $1,120,284
                                                                       ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term debt and current portion of long-term debt ...........     $   62,139      $      668
 Accounts payable ................................................        205,217         105,580
 Other current liabilities .......................................        179,373          91,851
                                                                       ----------      ----------
    Total current liabilities ....................................        446,729         198,099
Long-term debt ...................................................      1,637,820         194,580
Other long-term liabilities ......................................        189,660         141,109
Deferred income taxes ............................................         79,674          54,559
Minority interest ................................................         55,191              --

Commitments and Contingencies (Note 6)

Shareholders' equity:
 Common stock (issued 100,824,578 and 89,984,425 shares) .........          1,008             900
 Accumulated comprehensive loss ..................................        (29,288)        (28,722)
 Other shareholders' equity ......................................      1,062,628         622,804
                                                                       ----------      ----------
                                                                        1,034,348         594,982
 Treasury stock, at cost (4,454,394 shares in 1997) ..............             --         (63,045)
                                                                       ----------      ----------
    Total shareholders' equity ...................................      1,034,348         531,937
                                                                       ----------      ----------
                                                                       $3,443,422      $1,120,284
                                                                       ==========      ==========

            See Notes to Condensed Consolidated Financial Statements.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                                     THREE MONTHS ENDED
                                                                                ----------------------------
                                                                                  MARCH 31,       MARCH 30,
                                                                                     1998           1997
                                                                                -------------   ------------
                                                                                        (UNAUDITED)
OPERATING ACTIVITIES:
 Net earnings (loss) ........................................................    $  (44,593)     $   6,848
 Adjustments to reconcile net earnings (loss) to net cash
   used in operating activities:
  Depreciation and amortization .............................................        11,400         10,587
  Deferred income taxes .....................................................        (4,785)        13,128
  Extraordinary charge on early extinguishment of debt, net of taxes ........         5,608             --
  Non-cash special compensation charges .....................................        24,290             --
  Loss on sale of discontinued operations, net of taxes .....................            --         13,713
 Changes in working capital and other, including restructuring spending......      (135,786)       (66,969)
                                                                                 ----------      ---------
   Net cash used in operating activities ....................................      (143,866)       (22,693)
                                                                                 ----------      ---------
INVESTING ACTIVITIES:
 Capital expenditures, net ..................................................       (10,420)       (10,821)
 Acquisition of CLN Holdings, Inc., net of cash acquired ....................      (160,612)            --
 Proceeds from sales of divested operations and other assets ................            --         70,404
                                                                                 ----------      ---------
   Net cash provided by (used in) investing activities ......................      (171,032)        59,583
                                                                                 ----------      ---------
FINANCING ACTIVITIES:
 Issuance of convertible subordinated debentures, net of financing fees .....       729,622             --
 Payments of debt obligations, including prepayment penalties ...............      (266,672)       (26,322)
 Other debt financing fees ..................................................       (25,075)            --
 Proceeds from exercise of stock options ....................................        19,045          8,866
 Other, net .................................................................          (857)          (545)
                                                                                 ----------      ---------
   Net cash provided by (used in) financing activities ......................       456,063        (18,001)
                                                                                 ----------      ---------
Net increase in cash and cash equivalents ...................................       141,165         18,889
Cash and cash equivalents at beginning of period ............................        52,378         11,526
                                                                                 ----------      ---------
Cash and cash equivalents at end of period ..................................    $  193,543      $  30,415
                                                                                 ==========      =========

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

     As further described in Note 2, on March 30, 1998, a wholly owned subsidiary of the Company acquired CLN Holdings, Inc. ("CLN Holdings"). As a result of the acquisition of CLN Holdings, the Company became the indirect owner of approximately 80.9% of the total number of then outstanding shares of The Coleman Company, Inc. ("Coleman"). Coleman is a leading manufacturer and marketer of consumer products for the worldwide outdoor recreation market. Its products have been sold domestically and internationally under the Coleman/registered trademark/ brand name since the 1920's.

     To standardize the fiscal period ends of Sunbeam and each of its recent acquisitions as further described in Note 2, the Company has changed its fiscal year-end from the Sunday nearest December 31 to December 31, effective with its 1998 fiscal year. Accordingly, the first quarter 1998 period-end was changed from March 29 to March 31. The impact of this change on net sales for the first quarter of 1998 was approximately $5 million (excluding the impact of Coleman which was acquired on March 30). This change in fiscal year-end puts Sunbeam and its recent acquisitions on the same fiscal reporting basis.

     In the opinion of management, the unaudited condensed consolidated financial statements furnished herein include all adjustments (consisting of only recurring adjustments with the exception of the extraordinary charge in 1998 and loss from discontinued operations in 1997) necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for the entire year. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1997 Annual Report on Form 10-K ("Form 10-K").

2. BUSINESS COMBINATIONS

     On March 30, 1998, Laser Acquisition Corporation ("LAC"), a wholly owned subsidiary of the Company, acquired indirect beneficial ownership of 44,067,520 shares of CLN Holdings, Inc. common stock, which represented approximately 80.9% of the total number of then outstanding shares of Coleman in exchange for 14,099,749 shares of the Company's common stock (valued at approximately $514 million) and $160 million in cash ("Step One"). The Company expects to acquire the remaining equity interest in Coleman during the summer of 1998 ("Step Two") pursuant to a merger transaction in which the existing Coleman minority shareholders will receive .5677 shares of Sunbeam common stock and $6.44 in cash for each share of Coleman common stock then outstanding. In addition, unexercised options under Coleman's stock option plans will be cashed out at a price per share equal to the difference between $27.50 and the exercise price of such option. The Company expects to issue approximately 6.7 million shares of additional Sunbeam common stock and approximately $87 million in cash to complete Step Two of the Coleman acquisition (assuming no additional Coleman stock options are exercised prior to completion of Step Two).

                     SUNBEAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

2. BUSINESS COMBINATIONS --(CONTINUED)

     On April 3, 1998, the Company acquired more than 90% interests in each of First Alert, Inc. ("First Alert"), a leading manufacturer of smoke and carbon monoxide detectors, and Signature Brands USA, Inc. ("Signature Brands"), a leading manufacturer of a comprehensive line of consumer and professional products, pursuant to cash tender offers for each company's outstanding shares. The Company completed its acquisitions of the remaining publicly held shares of each of First Alert and Signature Brands pursuant to merger transactions consummated on April 6, 1998. The First Alert acquisition was valued at approximately $178 million, including the assumption of debt, and the Signature Brands acquisition was valued at $253 million, including the assumption of debt.

     Step One of the Coleman acquisition was recorded under the purchase method of accounting; and accordingly, the results of operations of Coleman for March 30, 1998 and March 31, 1998 are included in the accompanying condensed consolidated statement of operations. The purchase price of Coleman has been allocated to individual assets acquired and liabilities assumed based on preliminary estimates of fair market value at the date of acquisition. The preliminary fair value of assets acquired was approximately $735 million (of which $27 million was cash) and approximately $1,349 million of liabilities were assumed. The excess of purchase price over net assets acquired of $1,301 million has been classified as goodwill and is being amortized on a straight-line basis over 40 years. The allocation of purchase price for the acquisition of Coleman will be revised when additional information concerning asset and liability valuations is obtained. Adjustments, which could be significant, will be made during the allocation period based on detailed reviews of the fair values of assets acquired and liabilities assumed and could result in a substantial increase in goodwill. Step Two of the Coleman transaction will be accounted for under the purchase method of accounting on the date of consummation.

     The First Alert and Signature Brands acquisitions will be accounted for under the purchase method of accounting in the second quarter of 1998 and accordingly, the results of operations of First Alert and Signature Brands will be included in the Company's consolidated financial statements from April 3, 1998 forward.

     The following unaudited pro forma financial information for the Company gives effect to Step One of the Coleman acquisition as if it had occurred at the beginning of the fiscal year for each of the periods presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have occurred had the acquisition been consummated on the date indicated, or which may result in the future. The unaudited pro forma results follow (in thousands, except per share data):

                                                               THREE MONTHS ENDED     THREE MONTHS ENDED
                                                                MARCH 31, 1998(A)     MARCH 30, 1997(B)
                                                              --------------------   -------------------
   Net sales ..............................................        $ 473,995               $548,914
   Net earnings (loss) before extraordinary items .........          (57,341)                 5,878
   Diluted earnings (loss) per share
    before extraordinary items ............................             (.57)                   .07

----------------
(a) Net loss before extraordinary items for the period March 31, 1998 includes the following one time charges incurred by Coleman: (i) a $15.7 million after-tax gain from the sale of Coleman Safety and Security Products, Inc., (ii) $7.1 million of costs associated with the acquisition of Coleman by the Company, (iii) the write off of $2.1 million (net of tax) of capitalized costs associated with the installation of new software which will be abandoned as a result of the acquisition by the Company,
    (iv) $1.3 million (net of tax) of costs to terminate a license agreement with a former affiliate of Coleman and (v) the write off of $1.7 million of unrealized deferred tax assets as a result of the change of control of Coleman.

(b) Net earnings before extraordinary items for the period ended March 30, 1997 include a charge of $2.4 million, net of tax, related to severance costs of certain executives of Coleman.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

3. LONG TERM DEBT

     In order to finance the acquisitions described in Note 2 and refinance substantially all of the indebtedness of the Company, Coleman, Signature Brands and First Alert, the Company consummated (i) an offering (the "Offering") of Zero Coupon Convertible Senior Subordinated Debentures due 2018 (the "Debentures") at a yield to maturity of 5% (or approximately $2,014 million principal amount at maturity) in March 1998 which netted approximately $730 million of proceeds to Sunbeam and (ii) entered into a revolving and term credit facility ("New Credit Facility") in April 1998 as further described below. The Debentures are exchangeable for shares of common stock of the Company at an initial conversion rate of 6.575 shares for each $1,000 principal amount at maturity of the Debentures, subject to adjustment upon the occurrence of certain events.

     The New Credit Facility, as amended, provides for aggregate borrowings of up to $1.7 billion pursuant to (i) a Revolving Credit Facility in an aggregate principal amount of up to $400 million (the "Revolving Credit Facility"), (ii) a Tranche A Term Loan in an aggregate principal amount of up to $800 million (the "Tranche A Term Loan") and (iii) a Tranche B Term Loan in an aggregate principal amount of up to $500 million (the "Tranche B Term Loan"). The Revolving Credit Facility and Tranche A Term Loan mature on March 31, 2005 and the Tranche B Term Loan matures on September 30, 2006. Interest accrues at the Company's option, (i) at the London Interbank Offered Rate ("LIBOR") plus an agreed upon interest margin which varies depending upon the Company's leverage ratio and whether such interest rate applies to the Revolving Credit Facility, Tranche A Term Loan or Tranche B Term Loan or (ii) at the base rate of the administrative agent (generally the higher of the prime commercial lending rate of the administrative agent or the Federal Funds Rate plus 1/2 of 1%) plus an agreed upon interest margin which varies depending upon Sunbeam's leverage ratio and whether such interest rate applies to the Revolving Credit Facility, Tranche A Term Loan or Tranche B Term Loan. Borrowings under the New Credit Facility will be secured by a pledge of the stock of certain of the Company's subsidiaries and, at the lender's request, by a security interest in substantially all of the assets of the Company and its subsidiaries. The New Credit Facility contains covenants customary for credit facilities of a similar nature, including limitations on the ability of the Company and its subsidiaries to engage in certain transactions. The Company is also required to comply with certain financial covenants and ratios.

     In April and May 1998, the Company drew a total of $1,265 million of term loans and $50 million of revolving credit loans under the New Credit Facility bearing weighted average interest rates of approximately 8%.

     As a result of the repayment of certain indebtedness of CLN Holdings and Coleman the Company will recognize a pre-tax extraordinary charge of approximately $100 million in the second quarter of 1998.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

4. COMPREHENSIVE INCOME

     The company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), REPORTING COMPREHENSIVE INCOME, effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive income are as follows:

                                                                                THREE MONTHS ENDED
                                                                            --------------------------
                                                                              MARCH 31,      MARCH 30,
                                                                                 1998          1997
                                                                            -------------   ----------
   Net income (loss) ....................................................     $ (44,593)     $ 6,848
   Foreign currency translation adjustment, net of income taxes .........          (566)        (702)
                                                                              ---------      -------
   Comprehensive income (loss) ..........................................     $ (45,159)     $ 6,146
                                                                              =========      =======

5. SUPPLEMENTAL FINANCIAL STATEMENT DATA
     (IN THOUSANDS)

                                                            MARCH 31,      DECEMBER 28,
                                                               1998            1997
                                                          -------------   -------------
   Inventories:
    Finished goods ....................................    $  378,804      $  142,976
    Work in process ...................................        55,630          26,237
    Raw materials and supplies ........................       140,675          86,967
                                                           ----------      ----------
                                                           $  575,109      $  256,180
                                                           ==========      ==========
   Property, plant and equipment:
    Land ..............................................    $    9,143      $    1,793
    Buildings and improvements ........................       156,615          98,054
    Machinery and equipment ...........................       341,509         245,824
                                                           ----------      ----------
                                                              507,267         345,671
    Accumulated depreciation and amortization .........      (104,088)       (104,774)
                                                           ----------      ----------
                                                           $  403,179      $  240,897
                                                           ==========      ==========
   Trademarks and trade names:
    Gross .............................................    $  237,095      $  237,095
    Accumulated amortization ..........................       (44,213)        (42,723)
                                                           ----------      ----------
                                                           $  192,882      $  194,372
                                                           ==========      ==========

                                            THREE MONTHS ENDED
                                        ---------------------------
                                         MARCH 31,      MARCH 30,
                                            1998           1997
                                        -----------   -------------
   Cash paid during the period for:
    Interest ........................      $5,442       $   1,103
                                           ======       =========
    Income taxes, (refunds) .........      $  381       $ (11,920)
                                           ======       =========

                     SUNBEAM CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

6. LEGAL PROCEEDINGS

     Within the last month, at least four purported class action lawsuits were filed in the United States District Court for the Southern District of Florida against Sunbeam and certain of its officers and directors alleging violations of the federal securities laws. The complaints in the lawsuits are essentially the same and allege that Sunbeam issued a series of materially false and misleading statements regarding its 1997 fourth quarter and 1998 first quarter sales and earnings and/or that Sunbeam misrepresented and/or omitted material information in its public filings and statements concerning its business operations, sales and sales trends for the purpose of artificially inflating the market price of Sunbeam common stock. All of the lawsuits seek unspecified money damages. Sunbeam believes that these lawsuits are without merit and intends to vigorously defend the lawsuits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the three months ended March 31, 1998 and March 30, 1997.

     Net sales for the three months ended March 31, 1998 were $244.3 million, a decrease of $9.2 million (3.6%) from the comparable period of the prior year. First quarter 1998 sales included $14.8 million of Coleman's sales from the completion of Step One of the Coleman acquisition on March 30, 1998 as further described below and in Note 2 to the condensed consolidated financial statements. Sales for the first quarter of 1997 included approximately $14.4 million from certain divested product lines (time and temperature products and Counselor/registered trademark/ and Borg/registered trademark/ branded scales) and inventory liquidations from the Company's 1996 SKU rationalization program. Excluding these items, sales declined 4.0 % from the first quarter of 1997.

     Domestic sales (excluding Coleman), which represented approximately 74% of total sales during the quarter, declined 15.4%. While domestic sales across all of the Company's product categories (Appliances, Personal Care & Comfort, Health at Home, Away from Home and Outdoor Cooking) fell short of 1997 due to lower price realization and unit volume declines, the majority of the sales decline was in the Outdoor Cooking category and was as a result of lower than anticipated retail sell-through during the early stages of the 1998 retail selling season for these products. The Company initiated a $7 million national advertising campaign for Outdoor Cooking products late during the first quarter of 1998 to further stimulate retail-sell through during the remainder of the season, including the peak mid-May to July 4 period. To ensure the continuation of improved customer service levels during the remainder of the season, the Company sold approximately $29 million of Outdoor Cooking products on a "bill and hold" basis during the first quarter. While selected point-of-sale data for Outdoor Cooking products from certain major customers in April 1998 has been generally favorable, it now appears unlikely that the Company will recoup certain lost volume through incremental business generated during the remainder of the 1998 selling season. Based on the current sales outlook and existing retail inventory levels for Outdoor Cooking products, the Company now anticipates experiencing a sales decline in this category during the second quarter of 1998 as compared to the prior year.

     International sales, which represented 26% of total revenues (excluding Coleman) during the first quarter, grew 14.0% over the first quarter of 1997. This sales growth was driven primarily by improved distribution and new product sales in Latin America, including Mexico and Venezuela, offset by declines in sales of Outdoor Cooking products in Europe and Canada.

     The gross margin percentage for the first quarter of 1998 decreased 13.3 percentage points to 13.4%. The margin decline was primarily driven by margin erosion in the Company's Appliance, Health at Home and Outdoor Cooking categories. In the Appliance and Health at Home categories, the margin erosion was due to a decline in overall unit price realization from 1997 levels. In the Outdoor Cooking category, the gross margin decline was attributable to an adverse product sales mix, a failure to realize anticipated price realization, delays in the launch of certain higher price-point gas grills and higher initial warranty costs on a new grill model. The adverse product sales mix was a result of experiencing low retail sell-through of higher margin grills during the first quarter and a decline in sales of higher margin accessory items due to certain lost retail placements.

     The Company continuously monitors future production plans at all of its facilities based on current inventory levels and anticipated new demand. The Company is currently evaluating whether to begin the second quarter season-end ramp down of production at its Neosho Outdoor Cooking products facility earlier than previously planned. If such action is taken, future operating results for the 1998 grill season would be adversely impacted due to unabsorbed fixed factory overhead during the second and third quarters and potential unanticipated inventory carrying costs.

     The Company experienced an operating loss of $4.8 million during the first quarter of 1998 (excluding the impact of the $31.2 million one-time special compensation charge described below) compared to operating earnings of $34.8 million in 1997. This operating loss was substantially all related to the decline in gross margins and lower sales. First quarter 1998 selling, general and administrative ("SG&A") expenses included a one-time special charge of $31.2 million related to new employment agreements with the Company's Chairman and Chief Executive Officer and two other senior officers and $3.7 million related to Coleman's operations for March 30, 1998 and March 31, 1998. SG&A expense excluding these items was $33.9 million, essentially even with the first quarter of 1997. Lower administrative costs in 1998 were offset by higher distribution and warehousing costs due to increased levels of inventory.

     Interest expense and other, net increased from $2.1 million in the first quarter of 1997 to $7.4 million in 1998 primarily related to higher borrowing levels in the current year for increased working capital and interest expense related to the Company's zero coupon convertible senior subordinated debentures issued on March 19, 1998 at a 5% yield to maturity that netted approximately $730 million of proceeds to the Company as further described in Note 3 to the condensed consolidated financial statements. In addition, the Company experienced higher foreign exchange losses in the first quarter of 1998 related to its Mexican operations and Coleman's operations in Japan.

     The effective income tax rate benefit attributable to the operating loss for the first quarter of 1998 is 10.3% as a result of the non-deductibility of the $31.2 million special compensation charge for the new employment contracts described above.

     The Company's earnings (loss) per share from continuing operations, excluding the $.36 per share special compensation charge, was a loss of $.09 per share versus earnings per share from continuing operations in 1997 of $.24. In March 1998, the Company prepaid a $75.0 million 7.85% industrial revenue bond related to its Hattiesburg facility originally due in 2009. In connection with the early extinguishment of this debt, the Company recognized a $5.6 million after tax extraordinary charge ($.07 per share) in the first quarter of 1998.

     The Company's discontinued furniture operations, which were sold in March 1997, had revenues of $51.6 million in the first quarter of 1997 prior to the sale and break-even earnings. The sale of the Company's furniture business assets (primarily inventory, property, plant and equipment) was completed in March 1997. The Company received $69 million in cash and retained accounts receivable related to the furniture business of approximately $50.0 million as of the closing date. The final purchase price for the furniture business was subject to a post-closing adjustment which resulted in an additional loss on disposal of $13.7 million, net of income tax benefits, in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     As further described in Note 2 to the condensed consolidated financial statements, on March 30, 1998 the Company completed the acquisition of CLN Holdings, Inc. ("CLN Holdings") in exchange for 14,099,749 shares of the Company's common stock and cash of approximately $160 million, financed from proceeds of the zero coupon convertible senior subordinated debentures discussed above. As a result of the acquisition of CLN Holdings, the Company became the indirect owner of approximately 80.9% of the total number of then outstanding shares of The Coleman Company, Inc. The Company expects to complete the acquisition of the remaining shares of Coleman from the minority shareholders in the summer of 1998 in exchange for approximately 6.7 million shares of Sunbeam stock and $87 million in cash.

     The Coleman acquisition was accounted for under the purchase method of accounting and accordingly, the condensed consolidated balance sheet at March 31, 1998 reflects the initial allocation of purchase price based on the fair value of assets acquired and liabilities assumed and the condensed consolidated statement of operations includes the operating results for Coleman for March 30 and March 31, 1998.

     Cash used in operating activities during the first quarter of 1998 was $143.9 million compared to $22.7 million in the prior year. This increase is primarily attributable to lower earnings before non-cash charges in 1998 and increased investments in working capital, including higher accounts receivable due to timing of sales during the quarter and extended payment terms under early buy programs and higher inventories in anticipation of increases in sales that did not materialize.

     Cash used in investing activities reflects the acquisition of CLN Holdings, net of cash acquired, of $160.6 million during the first quarter of 1998. In 1997, cash provided by investing activities reflected $70.4 million in proceeds from the sale of assets, businesses and product categories determined to be non-core to the Company's ongoing operations.

     Cash provided by financing activities totaled $456.1 million in 1998 and reflects net proceeds of $729.6 million from the zero coupon convertible subordinated debentures, the cancellation of and repayment of all outstanding balances under the Company's $250 million September 1996 revolving credit facility, the repayment of certain Coleman debt and the early extinguishment of the $75.0 million Hattiesburg bond. In addition, cash provided by financing activities includes $25 million of financing fees related to the Company's new $1.7 billion revolving and term credit facility ("New Credit Facility") as further described in Note 3 to the condensed consolidated financial statements and $19 million of proceeds from the exercise of stock options.

     In April 1998, the Company drew $715 million of term loans under the New Credit Facility to fund the acquisitions of Signature Brands and First Alert as further described in Note 2 to the condensed consolidated financial statements and to refinance certain debt of the acquired companies. The Company drew an additional $550 million of term loans and $50 million of revolving loans in May 1998 to refinance the prepayment of certain CLN Holdings notes. In connection with these debt refinancings, the Company expects to record a pre-tax extraordinary charge of approximately $100 million in the second quarter of 1998.

     The Company believes its existing cash and cash equivalent balances as well as its New Credit Facility will be sufficient to finance the completion of the Coleman acquisition, the restructuring and integration of Coleman, Signature Brands and First Alert into Sunbeam, and ongoing debt service and working capital requirements for the foreseeable future.

CAUTIONARY STATEMENTS

     Certain of the information contained herein may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (the "Act") and in releases made by the Securities and Exchange Commission ("SEC") from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The words "estimate," "project," "intend," "expect" and similar expressions, when used in connection with the Company, are intended to identify forward-looking statements. Any such forward-looking statements are based on various factors and derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. These Cautionary Statements are being made pursuant to the Act, with the intention of obtaining the benefits of the "Safe Harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to those set forth below. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:
(i) risks associated with leverage, including cost increases due to rising interest rates; (ii) risks associated with Sunbeam's ability to continue its strategy of growth through acquisitions; (iii) risks associated with Sunbeam's ability to successfully integrate all of its recent acquisitions; (iv) risks associated with Sunbeam's ability to increase revenues by leveraging sales of Sunbeam, Signature Brands and First Alert products through Coleman's existing distribution channels, and by leveraging sales of Coleman, Signature Brands and First Alert products through Sunbeam's existing distribution channels, particularly in foreign markets; (v) risks associated with Sunbeam's ability to realize the anticipated cost savings of its restructuring program, including the timing thereof; (vi) risks associated with Sunbeam's ability to implement its planned divestitures, including the amount of the net proceeds to be realized and the timing thereof;
(vii) Sunbeam's ability to make effective acquisitions in the future and to successfully integrate newly acquired businesses into existing operations and the risks associated with such newly acquired businesses; (viii) Sunbeam's and Coleman's ability to maintain and increase market share for their respective products at anticipated margins; (ix) Sunbeam's ability to successfully introduce new products and to provide on-time delivery and a high level of customer service; (x) changes in laws and regulations, including changes in tax rates, accounting standards, environmental laws, occupational, health and safety laws; (xi) access to foreign markets together with foreign economic conditions, including currency fluctuations; (xii) uncertainty as to the effect of competition in Sunbeam's or Coleman's existing and potential future lines of business; (xiii) fluctuations in the cost and availability of raw materials and/or products in relation to historical levels; (xiv) changes in the availability and relative costs of labor; (xv) effectiveness of advertising and marketing programs; (xvi) the effect of, or changes in, general economic conditions; (xvii) economic uncertainty in Japan, Korea and other Asian countries, as well as Mexico, Venezuela and other Latin American countries; (xviii) weather conditions that are adverse to the specific businesses of Sunbeam and Coleman; and (xix) risks related to product quality, including excess warranty costs, product liability expense and costs of possible product recall. Other factors and assumptions not identified above may also be involved in the derivation of forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

YEAR 2000

     The Company has assessed and continues to assess the impact of the Year 2000 computer issues on its operations, including the development and implementation of project plans and cost estimates required to make its information systems infrastructure Year 2000 compliant. The Company recently completed acquisitions whereby it obtained control of Coleman, Signature Brands and First Alert and is currently completing preliminary plans for the integration of the computer systems of these acquired companies into Sunbeam. Based on preliminary estimates, the Company believes that anticipated spending necessary to integrate the computer systems of these acquired companies into Sunbeam systems and upgrade all such systems to become Year 2000 compliant will be approximately $25 million, however the Company has not yet completed detailed analysis and integration plans with respect to such acquired companies.

OTHER

     On May 11, 1998 the Company announced its preliminary restructuring and integration plan for Coleman, Signature Brands and First Alert. In connection with these activities, the Company expects to incur certain cash costs during the remainder of 1998 and 1999. Costs related to the closure and exit of acquired facilities and businesses to be divested will generally be reflected as an adjustment to the purchase price of the each of Coleman, Signature Brands and First Alert in accordance with Emerging Issues Task Force Issue ("EITF") No. 95-3, RECOGNITION OF LIABILITIES IN CONNECTION WITH A PURCHASE BUSINESS COMBINATION while integration costs not specifically related to the closure and exit of acquired facilities will be reflected as charges to future operating results when incurred. Total one-time costs in connection with the restructuring and integration of the acquisitions, including those reflected as an adjustment to the purchase price in accordance with EITF 95-3, are expected to total approximately $210 million pre-tax including cash costs of approximately $125 million.

     On May 11, 1998 the Company also announced the closure of its appliance manufacturing facilities located in Mexico City and Acuna, Mexico and the outsourcing of the manufacture of certain components and finished products later this year. In connection with these closures and outsourcing initiatives, the Company expects to record cash and non-cash special charges during the second and third quarters of approximately $65 million to $70 million primarily related to severance costs, estimated losses on disposal of excess equipment and inventory and relocation costs for equipment and tooling. The cash portion of the charge is estimated to be approximately 30% of the total and the majority of the charge is expected to be recorded in the second quarter of 1998.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Within the last month, at least four purported class action lawsuits were filed in the United States District Court for the Southern District of Florida against Sunbeam and certain of its officers and directors alleging violations of the federal securities laws. The complaints in the lawsuits are essentially the same and allege that Sunbeam issued a series of materially false and misleading statements regarding its 1997 fourth quarter and 1998 first quarter sales and earnings and/or that Sunbeam misrepresented and/or omitted material information in its public filings and statements concerning its business operations, sales and sales trends for the purpose of artificially inflating the market price of Sunbeam common stock. All of the lawsuits seek unspecified money damages. Sunbeam believes that these lawsuits are without merit and intends to vigorously defend the lawsuits.

ITEM 5. OTHER INFORMATION

     The Company has announced plans for a significant realignment of the businesses recently acquired by it, The Coleman Company, Inc., Signature Brands USA, Inc. and First Alert, Inc. The press release included herewith as Exhibit 99.a sets forth the Company's plans for the restructuring of these companies.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

  3      Bylaws of Sunbeam Corporation, as amended.
 10.a    Credit Agreement dated as of March 30, 1998, among Sunbeam Corporation, the Subsidiary
         Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc.,
         Bank America National Trust and Savings Association and First Union National Bank.
 10.b    First Amendment to Credit Agreement dated as of May 8, 1998, among Sunbeam Corporation, the Subsidiary Borrowers referred to therein, the Lenders party thereto, Morgan Stanley
         Senior Funding, Inc., Bank America National Trust and Savings Association and First Union
         National Bank.
 10.c    Indenture, dated as of March 25, 1998, by and among the Company and Bank of New York, as
         Trustee, with respect to the Zero Coupon Convertible Senior Subordinated Debentures due 2018.
 10.d    Registration Rights Agreement dated March 25, 1998, by and among the Company and
         Morgan Stanley & Co., Inc., with respect to the Zero Coupon Convertible Senior Subordinated
         Debentures due 2018.
 27      Financial Data Schedule, submitted electronically to the Securities and Exchange Commission for information only and not filed.
 99.a    Press Release dated May 11, 1998, regarding first quarter 1998 earnings and restructure of the
         Sunbeam acquired companies.

(b) Reports on Form 8-K

The Company filed Reports on Form 8-K on April 13, 1998 as amended by Form 8-K/A on May 11, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SUNBEAM CORPORATION

Date: May 15, 1998                          By: /s/ Russell A. Kersh
                                            ------------------------------------
                                            Russell A. Kersh
                                            Executive Vice President,
                                            Finance and Administration
                                            (Principal Financial Officer
                                            and duly authorized to sign
                                            on behalf of the Registrant)

                                 EXHIBIT INDEX

EXHIBIT              DESCRIPTION
-------              -----------
  3      Bylaws of Sunbeam Corporation, as amended.
 10.a    Credit Agreement dated as of March 30, 1998, among Sunbeam Corporation, the Subsidiary
         Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc.,
         Bank America National Trust and Savings Association and First Union National Bank.
 10.b    First Amendment to Credit Agreement dated as of May 8, 1998, among Sunbeam Corporation, the Subsidiary Borrowers referred to therein, the Lenders party thereto, Morgan Stanley
         Senior Funding, Inc., Bank America National Trust and Savings Association and First Union
         National Bank.
 10.c    Indenture, dated as of March 25, 1998, by and among the Company and Bank of New York, as
         Trustee, with respect to the Zero Coupon Convertible Senior Subordinated Debentures due 2018.
 10.d    Registration Rights Agreement dated March 25, 1998, by and among the Company and
         Morgan Stanley & Co., Inc., with respect to the Zero Coupon Convertible Senior Subordinated
         Debentures due 2018.
 27      Financial Data Schedule, submitted electronically to the Securities and Exchange Commission for information only and not filed.
 99.a    Press Release dated May 11, 1998, regarding first quarter 1998 earnings and restructure of the
         Sunbeam acquired companies.