Form 10-K/A
period 1997-12-28
SUNBEAM CORP/FL/
filed 1998-11-12
CIK 3662

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-K/A
(Mark One)

           [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                FOR THE TRANSITION PERIOD FROM      TO       .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (/section/229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [x]

     The aggregate market value of all classes of the registrant's voting stock held by non-affiliates as of November 4, 1998 was approximately $454,049,039.

     On November 4, 1998, there were 100,857,462 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 1998 Annual Meeting of
Shareholders are incorporated by reference in Part III hereof.
================================================================================

                     SUNBEAM CORPORATION AND SUBSIDIARIES


                                 ANNUAL REPORT
                                ON FORM 10-K/A


                               TABLE OF CONTENTS




                                                                      PAGE
                                                                     -----
PART I
          SIGNIFICANT FINANCIAL AND BUSINESS DEVELOPMENTS ..........   1
 ITEM 3.  LEGAL PROCEEDINGS ........................................   4

PART II
 ITEM 6.  SELECTED FINANCIAL DATA ..................................   8
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL            9
          CONDITION AND RESULTS OF OPERATIONS ......................
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..............  20

PART IV
 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS         20
          ON FORM 8-K ..............................................

SIGNATURES .......................................................    23

                                    PART I


SIGNIFICANT FINANCIAL AND BUSINESS DEVELOPMENTS


1997 RESTRUCTURING


     During 1997, Sunbeam Corporation (the "Company" or "Sunbeam") completed a restructuring, resulting in a significant reduction in employees and facilities. As a part of the restructuring, the Company divested certain of its businesses and assets, including its furniture, time and temperature, decorative bedding, gas heaters and logs, Counselor/registered trademark/ and Borg/registered trademark/ scale businesses and its Biddeford, Maine textile mill.


     The Company's restructuring included the closure of 18 factories, 43 warehouses and 5 headquarters, resulting in the consolidation of all corporate offices into a single headquarters office located in Delray Beach, Florida and an operations center at its Hattiesburg manufacturing and distribution facility. The number of manufacturing facilities was reduced from twenty-six to eight (four in the US and four international).


COLEMAN, SIGNATURE BRANDS AND FIRST ALERT ACQUISITIONS


     On March 2, 1998, the Company announced that it had entered into three separate agreements to acquire The Coleman Company, Inc., Signature Brands USA, Inc. and First Alert, Inc.


     The Coleman Company, Inc. ("Coleman"), with 1997 revenues of approximately $1.1 billion, is a leading manufacturer and marketer of outdoor recreational products. It manufactures and distributes widely diversified product lines for camping, leisure time and hardware markets, under the Coleman/registered trademark/, Powermate/registered trademark/, Camping Gaz/registered trademark/ and Eastpak/registered trademark/ brand names. On March 30, 1998, the Company acquired indirect beneficial ownership of 44,067,520 shares of Coleman common stock, which represented approximately 81% of the total number of then outstanding shares, from a subsidiary of MacAndrews & Forbes Holdings, Inc. ("M&F"), in exchange for 14,099,749 shares of the Company's common stock, approximately $160 million in cash and the assumption of $1,016 million in debt. The Company's agreement for the acquisition of the remaining publicly held Coleman shares pursuant to a merger transaction (the "Coleman Merger") provides that the remaining Coleman shareholders will receive .5677 shares of the Company's common stock and $6.44 in cash for each share of Coleman common stock outstanding. In addition, unexercised options under Coleman's stock option plans will be cashed out at a price per share equal to the difference between $27.50 per share and the exercise price of such options. The Company now expects to complete the Coleman Merger during the first quarter of 1999. See "Settlement of Coleman-Related Claims" below for information regarding the settlement of certain claims relating to the Coleman acquisition, the terms of which involve the issuance of warrants to purchase shares of the Company's common stock at $7.00 per share.


     On April 3, 1998, the Company acquired a more than 90% interest in Signature Brands USA, Inc. ("Signature Brands") and First Alert, Inc. ("First Alert") pursuant to cash tender offers for each company's outstanding shares. The Company completed its acquisitions of the remaining publicly held shares of each of Signature Brands and First Alert pursuant to merger transactions consummated on April 6, 1998. Signature Brands, with 1997 revenues of approximately $279 million, is a leading manufacturer of a comprehensive line of consumer and professional products, including coffee makers marketed under the Mr. Coffee/registered trademark/ brand name and consumer health products marketed under the Health-o-Meter/registered trademark/, Counselor/registered trademark/ and Borg/registered trademark/ brand names. First Alert, with revenues of approximately $187 million, is the worldwide leader in residential safety equipment including smoke and carbon monoxide detectors marketed under the First Alert/registered trademark/ brand name. The consideration for the Signature Brands and First Alert transactions was approximately $253 million and $178 million, respectively, consisting of cash and the assumption of debt.

ISSUANCE OF ZERO COUPON CONVERTIBLE DEBENTURES AND NEW BANK CREDIT FACILITY


     In order to finance the acquisitions of Coleman, Signature Brands and First Alert and to repay substantially all of the outstanding indebtedness of the Company and the three acquired companies, the Company completed an offering of Zero Coupon Convertible Senior Subordinated Debentures due 2018 (the "Debentures") at a yield to maturity of 5% (or approximately $2,014 million principal amount at maturity) on March 25, 1998, which netted approximately $730 million of proceeds to the Company, and the Company borrowed approximately $1,325 million under a new bank credit facility (the "New Credit Facility").


     The Company was required to file a registration statement with the SEC to register the Debentures by June 23, 1998, which registration statement has not been filed. From June 23, 1998 until the day on which the registration statement is filed and declared effective, the Company is required to pay to the Debenture holders cash liquidated damages accruing, for each day during such period, at a rate per annum equal to 0.25% during the first 90 days and 0.50% thereafter multiplied by the total of the issue price of the Debentures plus the original issue discount thereon on such day. The Company made its first payment of approximately $525,000 to the Debenture holders on September 25, 1998.


     The New Credit Facility provided for aggregate borrowings of up to $1.7 billion pursuant to (A) a revolving credit facility in an aggregate principal amount of up to $400 million, (B) an $800 million term loan maturing on March 31, 2005, and (C) a $500 million term loan maturing on September 30, 2006. Pursuant to the New Credit Facility, interest accrues, at the Company's option:
(A) at the London Interbank Offered Rate ("LIBOR") plus an agreed upon interest margin, or (B) at the base rate of the administrative agent (generally the higher of the prime commercial lending rate of the administrative agent or the Federal Funds Rate plus 1/2 of 1%) plus an agreed upon interest margin which varies depending upon the Company's leverage ratio, as defined, and other items. At June 30, 1998, the Company was not in compliance with the financial covenants and ratios. The Company and its lenders entered into an agreement dated June 30, 1998, which provided that compliance with the covenants would be waived through December 31, 1998. Borrowings under the New Credit Facility are secured by certain of the Company's assets, including its stock interest in Coleman and certain other subsidiaries and certain of the Company's tangible and intangible personal property. The New Credit Facility contains certain covenants, including limitations on the ability of the Company and its subsidiaries to engage in certain transactions and the requirement to maintain certain financial covenants and ratios. Pursuant to an amendment dated October 19, 1998, the Company is not required to comply with the original financial covenants and ratios under the New Credit Facility until April 10, 1999, but will be required to comply with an earnings before interest, taxes, depreciation and amortization covenant, the amounts of which are to be determined, beginning February 1999. Concurrent with each of these amendments, interest margin was increased. The margin continues to increase monthly through March 1999 to a maximum of 400 basis points over LIBOR. At September 30, 1998, following the scheduled repayment of a portion of the term loan, the New Credit Facility was reduced to $1,698 million in total, of which approximately $1,453 million was outstanding and approximately $245 million was available. In addition, the Company's cash balance at September 30, 1998 was approximately $43 million.


     The Company is working closely with its bank lenders and hopes to reach agreement with the bank lenders on a further amendment to the New Credit Facility containing revised financial covenants which the bank lenders and the Company find mutually acceptable. There can be no assurance that such an amendment, or a further waiver of the existing financial covenants, will be entered into with the bank lenders by April 10, 1999. The failure to obtain such an amendment or further waiver would result in a violation of the existing covenants, which would permit the bank lenders to accelerate the maturity of all outstanding borrowings under the New Credit Facility.


PRESS RELEASES RELATING TO THE COMPANY'S FIRST QUARTER 1998 RESULTS


     On March 19, 1998, the Company issued a press release announcing the possibility that its net sales for the first quarter of 1998 might be lower than the range of Wall Street analysts' estimates of $285 million to $295 million, but were expected to exceed the $253.4 million in net sales achieved by the Company for the first quarter of 1997. On April 3, 1998, the Company issued a press release announcing that the Company then expected its net sales for the first quarter of 1998 would be approximately 5% lower than those achieved in the first quarter of 1997 and that the Company would report a loss for the quarter. On May 11, 1998, the Company announced results for the first quarter of 1998, including revenues of $244.3 million, a net loss from continuing operations of $7.8 million and a net loss of 52 cents per share, and stated that it expected earnings per share in the range of $1.00 for 1998 and $2.00 for 1999. On June 15, 1998, the Company announced that such forecasts should not be relied upon. Following each of these press releases, the market price of the Company's stock fell substantially. The Company subsequently issued a press release restating operating results for the first quarter of 1998. See "Restatement of Financial Results" and Item 3--Legal Proceedings, below.


MANAGEMENT AND BOARD CHANGES


     On June 15 and 18, 1998, the Company announced the terminations of Albert
J. Dunlap as Chairman and Chief Executive Officer of the Company and Russell A. Kersh as Vice-Chairman and Chief Financial Officer of the Company, respectively. Messrs. Dunlap and Kersh resigned from the Board of Directors of the Company effective August 5, 1998, and William T. Rutter resigned from the Board of Directors effective July 8, 1998. On June 15, 1998, the Company also announced that Jerry W. Levin had been elected as the Chief Executive Officer and that Peter A. Langerman of Franklin Mutual Advisers, Inc., the investment adviser to Franklin Mutual Series Fund, Inc., had been elected non-executive Chairman of the Board of the Company. Mr. Levin and Howard Gittis of M&F and Lawrence Sondike of Franklin Mutual Advisers, Inc. have been appointed to the Board to fill the vacancies thereon and Director Faith Whittelsey has been elected to fill the vacancy on the Audit Committee resulting from Mr. Rutter's resignation. See "Executive Officers of the Registrant," below.


SEC INVESTIGATION


     By letter dated June 17, 1998, the staff of the Division of Enforcement of the SEC advised the Company that it was conducting an informal inquiry into the Company's accounting policies and procedures and requested that the Company produce certain documents. On July 2, 1998, the SEC issued a Formal Order of Private Investigation, designating officers to take testimony and pursuant to which a subpoena duces tecum was served on the Company requiring the production of certain documents. On November 4, 1998, another SEC subpoena duces tecum requiring the production of further documents was received by the Company. The Company has provided numerous documents to the SEC staff and continues to cooperate fully with the SEC staff.


RESTATEMENT OF FINANCIAL RESULTS


     On June 25, 1998, the Company announced that its auditor, Arthur Andersen LLP, would not consent to the inclusion of its opinion on the Company's 1997 financial statements in a registration statement the Company was planning to file with the SEC. On June 30, 1998, the Company announced that the Audit Committee of the Board of Directors would conduct a review of the Company's prior financial statements and that therefore, those financial statements should not be relied upon. The Company also announced that Deloitte & Touche LLP had been retained to assist the Audit Committee and Arthur Andersen in their review of the Company's prior financial statements. On August 6, 1998, the Company announced that the Audit Committee of the Board of Directors had determined that the Company would be required to restate its financial statements for 1997, the first quarter of 1998, and possibly 1996, and that the adjustments, while not then quantified, would be material. On October 20, 1998, the Company announced the restatement of its financial results for a six-quarter period from the fourth quarter of 1996 through the first quarter of 1998. See Part II.


SETTLEMENT OF COLEMAN-RELATED CLAIMS

     On August 12, 1998, the Company announced that, following investigation and negotiation conducted by a Special Committee of the Board, consisting of four outside directors not affiliated with

M&F, the Company had entered into a settlement agreement with a subsidiary of M&F pursuant to which the Company was released from certain threatened claims of M&F and its affiliates arising from the Coleman acquisition and M&F agreed to provide certain management personnel and assistance to the Company in exchange for the issuance to the M&F subsidiary of five-year warrants to purchase up to 23 million shares of the Company's common stock at an exercise price of $7.00 per share, subject to anti-dilution provisions.

     On October 21, 1998, the Company announced that it had entered into a Memorandum of Understanding to settle, subject to court approval, certain class actions brought by shareholders of Coleman challenging the proposed Coleman Merger. Under the terms of the proposed settlement, the Company will issue to the Coleman public shareholders five-year warrants to purchase 4.98 million shares of the Company's common stock at $7.00 per share. These warrants will generally have the same terms as the warrants previously issued to M&F's subsidiary and will be issued when the Coleman Merger is consummated, which is now expected to be in the first quarter of 1999. There can be no assurance that the court will approve the settlement as proposed.


OTHER MATTERS

     By letter dated May 22, 1998, the Company was advised by the New York Stock Exchange (the "NYSE") that the Company did not meet the continuing listing standards of the NYSE because the Company did not have tangible net assets of at least $12 million and average annual net income of at least $600,000 for 1995, 1996 and 1997. The Company has met with NYSE officials; intends to provide to the NYSE a plan demonstrating the Company's ability to get back into compliance with the NYSE's listing standards; and anticipates that the Company's stock will continue to be listed on the NYSE.

     In early August 1998, the Company entered into agreements with Messrs. Dunlap and Kersh pursuant to which the parties agreed to exchange certain information relating to the shareholder litigation against them and not to assert any claims against each other for a period of at least six months. The Company also has paid to Messrs. Dunlap and Kersh amounts related to vacation and employment benefits. The Company has also agreed, pursuant to the Company's Bylaws, to advance them defense costs subject to an undertaking received from each of them to repay all amounts so advanced if it is determined that they did not meet the applicable standard of conduct for indemnification under Delaware law.

     On October 13, 1998, Coleman completed the sale of the stock of its wholly owned subsidiary, Coleman Spas, Inc. to MAAX, Inc. for a purchase price of approximately $18 million, subject to certain post closing adjustments.


ITEM 3. LEGAL PROCEEDINGS

     On April 23, 1998, two class action lawsuits were filed on behalf of purchasers of the Company's common stock in the U. S. District Court for the Southern District of Florida against the Company and certain of its present and former officers and directors alleging violations of the federal securities laws as discussed below (the "Consolidated Federal Actions"). Since that date, at least fifteen similar class actions have been filed in the same Court. One of the lawsuits also names as defendant Arthur Andersen LLP, the Company's independent accountants.

     The complaints in the Consolidated Federal Actions allege to varying degrees that the defendants (i) failed to disclose that the Company pre-sold approximately $50 million of products pursuant to its "early buy" marketing program in an effort to boost its 1997 sales and net income figures and (ii) made material misrepresentations regarding the Company's business operations, future prospects and anticipated earnings per share, in an effort to artificially inflate the price of the Company stock long enough for the Company to complete a $2 billion debt financing (supported with stock incentives) necessary to complete the acquisitions of Coleman, Signature Brands and First Alert, and for the individual defendants to enter into lucrative long-term employment agreements with the Company. Each complaint alleges two counts of securities fraud; one count against all defendants and one count against the individual defendants.

     On June 16, 1998, the Court entered an Order consolidating all such filed and all such subsequently filed class actions and providing time periods for the filing of a Consolidated Amended Complaint and defendants' response thereto. On June 22, 1998, two groups of plaintiffs made motions to be appointed lead plaintiffs and to have their selection of counsel approved as lead counsel. On July 20, 1998, the Court entered an Order appointing lead plaintiffs and lead counsel (the "Smith Plaintiffs' Group"). This Order also stated that it "shall apply to all subsequently filed actions which are consolidated herewith". On August 28, 1998, plaintiffs in one of the subsequently filed actions filed an objection to having their action consolidated pursuant to the June 16, 1998 Order, arguing that the class period in their action differs from the class periods in the originally filed consolidated actions. On September 29, 1998, the Smith Plaintiffs' Group filed its memorandum in opposition to this objection.


     On April 7, 1998, a purported derivative action was filed in the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against the Company and certain of its present and former officers and directors. The action alleged that the individual defendants breached their fiduciary duties and wasted corporate assets when the Company granted stock options to three of its officers and directors on or about February 2, 1998 at an exercise price of $36.85. On June 25, 1998, all defendants filed a motion to dismiss the complaint for failure to make a presuit demand on the board of directors of the Company. On October 22, 1998, plaintiff filed an amended complaint against all but one of the defendants named in the original complaint. The amended complaint no longer challenges the stock options, but instead alleges that the individual defendants breached their fiduciary duties by failing to have in place adequate accounting and sales controls, which failure caused the inaccurate reporting of financial information to the public, thereby causing an artificial inflation of the Company's financial statements and stock price.


     On June 25, 1998, four purported class actions were filed in the Court of Chancery of the State of Delaware in New Castle County by minority shareholders of Coleman against Coleman, certain of the Company's present and former officers and directors and, as a nominal party, the Company. An additional class action was filed on August 10, 1998, against the same parties. All of the plaintiffs are represented by the same Delaware counsel and have agreed to consolidate the class actions. These actions allege, in essence, that the existing exchange ratio for the proposed merger between the Company and Coleman is no longer fair to Coleman shareholders as a result of the recent decline in the market value of the Company stock. On or about October 21, 1998, the parties signed a memorandum of understanding to settle these class actions, subject to court approval. See "SIGNIFICANT FINANCIAL AND BUSINESS DEVELOPMENTS," above.


     During the months of August and October 1998, purported class and derivative actions were filed in the Court of Chancery of the State of Delaware in New Castle County and in the U. S. District Court for the Southern District of Florida by shareholders of the Company against the Company, M&F and certain of the Company's present and former directors. These complaints allege that the defendants breached their fiduciary duties when the Company entered into a settlement agreement whereby M&F released the Company from any claims it may have had arising out of the Company's acquisition of its interest in Coleman and agreed to provide management support to the Company (the "Settlement Agreement"). Pursuant to the Settlement Agreement, a M&F subsidiary was granted five-year warrants to purchase up to an additional 23 million shares of the Company's common stock at an exercise price of $7.00 per share. These complaints also allege that the rights of the public shareholders have been compromised, as the settlement would normally require shareholder approval under the rules and regulations of the New York Stock Exchange ("NYSE"). The Audit Committee of the Company's board determined that obtaining such shareholder approval would have seriously jeopardized the financial viability of the Company which is an allowable exception to the NYSE shareholder approval requirement. An amended complaint has been filed in this action.


     On September 16, 1998, an action was filed in the 56th Judicial District Court of Galveston County, Texas alleging various claims in violation of the Texas Securities Act and Texas Business and Commercial Code as well as common law fraud as a result of the Company's alleged misstatements and omissions regarding the Company's financial condition and prospects during a period beginning May 1,

1998 and ending June 16, 1998, in which the plaintiffs engaged in transactions in the Company's stock. The Company is the only named defendant in this action. The complaint requests recovery of compensatory damages, punitive damages and expenses in an unspecified amount. This action has been removed to the U.S. District Court for the Southern District of Texas and the Company has filed a motion for consolidation of this case with the Consolidated Federal Actions. Plaintiffs have moved to remand the case to Texas state court.


     On October 30, 1998, a class action lawsuit was filed on behalf of certain purchasers of the Company's Debentures in the U.S. District Court of the Southern District of Florida against the Company and its prior Chief Executive Officer and Chief Financial Officer, alleging violations of the federal securities laws and common law fraud. The complaint alleges that the Company's offering memorandum used for the marketing of the Debentures contained false and misleading information regarding the Company's financial position and that the defendants engaged in a plan to inflate the Company's earnings for the purpose of defrauding the plaintiffs and others. The Company has not yet been served with this complaint.


     The Company intends to vigorously defend each of the foregoing lawsuits, but cannot predict the outcome and is not currently able to evaluate the likelihood of the Company's success in each case or the range of potential loss. However, if the foregoing actions were determined adversely to the Company, such judgments would likely have a material adverse effect on the Company's financial position, results of operations and cash flow.


     On July 2, 1998, the American Insurance Company ("American") filed suit against the Company in the U.S. District Court for the Southern District of New York requesting a declaratory judgment of the court that the directors' and officers' liability insurance policy for excess coverage issued by American was invalid and/or had been properly cancelled by American. The Company has moved to transfer such action to the federal district court in which the Consolidated Federal Actions are currently pending; American is opposing such motion. On October 20, 1998, an action was filed by Federal Insurance Company in the U.S. District Court for the Middle District of Florida requesting the same relief as that requested by American in the previously filed action as to additional coverage levels under the Company's directors' and officers' liability insurance policy. The Company intends to pursue recovery from all of its insurers if damages are awarded against the Company or its indemnified officers and/or directors under any of the foregoing actions. The Company's failure to obtain such insurance recoveries following an adverse judgement in any of the lawsuits referred to above could have a material adverse effect on the Company's financial position, results of operations and cash flow.


     The Company and its subsidiaries are also involved in various lawsuits arising from time to time which the Company considers to be ordinary routine litigation incidental to its business. In the opinion of the Company, the resolution of these routine matters, and of certain matters relating to prior operations of the Company's predecessor, individually or in the aggregate, will not have a material adverse effect upon the financial position or results of operations of the Company.


     See "Environmental Matters" under Item 1 and Note 12 to the Consolidated Financial Statements for a description of certain legal proceedings related to environmental matters, which description is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT


     The executive officers of the Company are as follows:



NAME                           AGE                               TITLE
---------------------------   -----   ----------------------------------------------------------
Jerry W. Levin ............    54     President, Chief Executive Officer and Director
Paul E. Shapiro ...........    57     Executive Vice President and Chief Administrative Officer
Bobby G. Jenkins ..........    36     Executive Vice President and Chief Financial Officer
Karen K. Clark ............    38     Vice President, Finance
Janet G. Kelley ...........    45     Vice President & General Counsel
Jack D. Hall ..............    53     President, International

     Jerry W. Levin was appointed President and Chief Executive Officer of Sunbeam Corporation in June of 1998. Prior to that, Mr. Levin was Chairman and Chief Executive Officer of The Coleman Company, Inc. as well as Chairman of Revlon, Inc. and The Cosmetic Center, Inc. Mr. Levin was appointed Chairman and Chief Executive Officer of Coleman in February 1997. He served as Chief Executive Officer of Revlon, Inc. and Revlon Consumer Products Corporation from 1992 until January 1997. He had been President of Revlon from 1991 to 1992. Prior to that, from 1989 to 1991, Mr. Levin was Chairman of The Coleman Company, Inc. Mr. Levin has been Executive Vice President of MacAndrews & Forbes Holding, Inc. since March 1989. For 15 years prior to joining MacAndrews & Forbes, Mr. Levin held various senior executive positions with the Pillsbury Company. Mr. Levin is a member of the Boards of Directors of Sunbeam Corporation; Revlon, Inc.; The Coleman Company, Inc.; The Cosmetic Center, Inc.; Ecolab, Inc. and U.S. Bancorp.


     Paul E. Shapiro joined Sunbeam in June of 1998. He was Executive Vice President and General Counsel of The Coleman Company from July 1997 until its sale in March 1998. Before joining Coleman, he was Executive Vice President, General Counsel and Chief Administrative Officer of Marvel Entertainment Group. He had previously spent over 25 years in private law practice and as a business executive, most recently as a shareholder in the law firm of Greenberg Traurig. Mr. Shapiro is a member of the Boards of Directors of the Coleman Company, Inc. and of Toll Brothers, Inc.


     Bobby G. Jenkins joined Sunbeam in June 1998. He serves as Executive Vice President and Chief Financial Officer of Sunbeam Corporation. Mr. Jenkins was Chief Financial Officer of The Coleman Company's Outdoor Recreation division from September 1997 to May 1998. Mr. Jenkins was Executive Vice President and Chief Financial Officer of Marvel Entertainment Group, Inc. from December 1993 through June 1997. Mr. Jenkins was Assistant Vice President of Finance at Turner Broadcasting System from August 1992 to November 1993. Prior to that, Mr. Jenkins was with Price Waterhouse, last serving as Senior Audit Manager.


     Karen Clark joined Sunbeam in April of 1998 as Vice President, Operations Finance. She was previously the Vice President Finance of The Coleman Company, a position she held since 1997. Prior to that, she was Corporate Controller for Precision Castparts Corp. from 1994 and from 1990 to 1994, held various positions with Tektronix.


     Janet G. Kelley joined Sunbeam in March 1994 and was named General Counsel in April of 1998. From 1994 to 1998, Ms. Kelley served as Group Counsel and Associate General Counsel. Prior to joining Sunbeam, she was a partner in the law firm of Wyatt, Tarrant & Combs in Louisville, Kentucky.


     Jack D. Hall joined Sunbeam in October 1998. Prior to joining Sunbeam, Mr. Hall held various positions with Revlon Inc., most recently serving as Executive Vice President, Worldwide Sales and Marketing Development. Prior to joining Revlon, he spent six years with International Playtex Inc. in a variety of sales positions.

                                    PART II


ITEM 6. SELECTED FINANCIAL DATA


     The following is a summary of certain financial information relating to the Company. The summary should be read in conjunction with the Consolidated Financial Statements of the Company included in this report. All amounts in the table are expressed in millions, except per share data.



                                                                              FISCAL YEARS ENDED
                                               ---------------------------------------------------------------------------------
                                                 DECEMBER 28,       DECEMBER 29,     DECEMBER 31,      JANUARY 1,     JANUARY 2,
                                                     1997             1996(2)            1995             1995           1994
                                               ----------------   ---------------   --------------   -------------   -----------
                                                (AS RESTATED--     (AS RESTATED--
                                                 SEE NOTE (1))     SEE NOTE (1))
STATEMENTS OF OPERATIONS DATA:
 Net sales .................................      $  1,073.1        $    984.2        $  1,016.9      $  1,044.3      $   927.5
 Cost of goods sold ........................           831.0             896.9             809.1           764.4          674.2
 Selling, general and administrative
   expense .................................           152.7             221.7             137.5           128.9          119.3
 Restructuring, and asset
   impairment (benefit) charges ............           (14.6)            110.1                --              --             --
                                                  ----------        ----------        ----------      ----------      ---------
 Operating earnings (loss) .................      $    104.1        $   (244.5)       $     70.3      $    151.0      $   134.0
                                                  ==========        ==========        ==========      ==========      =========
 Earnings (loss) from continuing
   operations ..............................      $     52.3        $   (170.2)       $     37.6      $     85.3      $    76.9
 Earnings from discontinued
   operations, net of taxes(3) .............              --               0.8              12.9            21.7           11.9
 Loss on sale of discontinued
   operations, net of taxes(3) .............           (14.0)            (39.1)               --              --             --
 Net earnings (loss) .......................      $     38.3        $   (208.5)       $     50.5      $    107.0      $    88.8
EARNINGS (LOSS) PER SHARE DATA(4):
 Average common and common
   equivalent shares outstanding--
   diluted .................................            87.5              82.9              82.8            82.6           87.9
 Diluted earnings (loss) per share
   from continuing operations ..............      $     0.60        $    (2.05)       $     0.45      $     1.03      $    0.87
 Diluted earnings (loss) per share .........      $     0.44        $    (2.51)       $     0.61      $     1.30      $    1.01
 Cash dividends declared per share .........      $     0.04        $     0.04        $     0.04      $     0.04      $    0.04
BALANCE SHEET DATA (AT PERIOD END):
 Working capital ...........................      $    369.1        $    359.9        $    411.7      $    294.8      $   261.4
 Total assets ..............................         1,058.9           1,059.4           1,158.7         1,008.9          928.8
 Long-term debt ............................           194.6             201.1             161.6           124.0          133.4
 Shareholders' equity ......................           472.1             415.0             601.0           454.7          370.0

----------------
(1) The financial data as of and for the fiscal years ended December 28, 1997 and December 29, 1996 was restated as described in Notes 1 and 13 to the Consolidated Financial Statements.
(2) Includes special charges of $239.2 million before taxes. See Notes 8 and 9 to Notes to Consolidated Financial Statements.
(3) Represents earnings from the Company's furniture business, net of taxes and the estimated loss on disposal. See Note 9 in the Consolidated Financial Statements.
(4) Reflects the adoption of SFAS No. 128, EARNINGS PER SHARE.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


     On June 30, 1998, the Company announced that the Audit Committee of the Board of Directors was initiating a review into the accuracy of prior financial statements. The Audit Committee's review has since been completed and, as a result of its findings, the Company has restated its previously issued Consolidated Financial Statements for 1996 and 1997. (See Notes 1, 13, 14 and 15 to the Consolidated Financial Statements.)


OVERVIEW


     In November 1996, the Company announced the details of a restructuring plan. By July 1997, the Company completed the major phases of the restructuring plan. The plan included the consolidation of administrative functions, a reduction in manufacturing and warehouse facilities (including a reduction in the number of production facilities from 26 to 8 and warehouses from 61 to 18), the elimination of over 6,000 positions (including 3,300 from the divestiture of certain businesses described below and approximately 2,800 other positions, some of which were outsourced), the centralization of the Company's procurement function and the reduction of the Company's product offerings and stock keeping units ("SKU's"). The restructuring plan also included the elimination of certain businesses and product lines. In fiscal 1997, Sunbeam's core product categories were Appliances, Health at Home, Personal Care and Comfort, Outdoor Cooking and Away From Home. Other product categories and businesses were divested in 1997, including the Company's furniture business and its time and temperature, decorative bedding and Counselor/registered trademark/ and Borg/registered trademark/ scale product lines. In addition, the Company sold its textile mill in Biddeford, Maine in 1997, while entering into a supply agreement with the mill for future production of blanket shells.


     The Company's operating results for 1996 include pre-tax Restructuring and Asset Impairment Charges of $110.1 million recorded for the restructuring plan (see Note 8 to the Consolidated Financial Statements). Approximately $29.3 million of these charges were paid in cash in 1996 and 1997, primarily for severance and other employee termination benefits, lease obligations and other exit costs associated with facility closures. The Company estimates that approximately $5.2 million will be expended in the future, primarily for lease obligations. The amounts accrued at December 29, 1996, for Restructuring and Asset Impairment Charges recorded in fiscal 1996, exceeded amounts ultimately required. Accordingly, the fiscal 1997 Consolidated Statement of Operations reflects the reversal of accruals no longer required and resulted in a Restructuring and Asset Impairment Benefit of $14.6 million.


     In 1996, in conjunction with the initiation of the restructuring plan, the Company recorded additional charges totaling $129.1 million, reflected in Cost of Sales; Selling, General and Administrative Expense ("SG&A"); and Loss on Sale of Discontinued Operations. These charges related largely to inventory write-downs as a result of the reduction in SKU's, costs related to outsourcing and the divestiture of the furniture business. In 1997, the Company incurred $38.3 million of expenses related to the restructuring effort undertaken in 1996. These expenses were primarily for equipment movement, package redesign, employee relocation and recruiting, and an additional pre-tax loss on the sale of discontinued operations due primarily to lower than anticipated sales proceeds. (See Notes 8 and 9 to the Consolidated Financial Statements.)

     The charges and benefit described above are included in the following categories in the 1997 and 1996 Consolidated Statements of Operations (in millions):



                                                                  1997          1996
                                                              -----------   -----------
   Restructuring and impairment (benefit) charge ..........     $ (14.6)     $  110.1
   Cost of goods sold .....................................          --          60.8
   Selling, general and administrative expenses ...........        15.8          10.1
   Loss on sale of discontinued operations ................        22.5          58.2
                                                                -------      --------
                                                                $  23.7      $  239.2
                                                                =======      ========

     These charges and benefit consisted of the following (in millions):



                                                                                    1997       1996
                                                                                 ---------   --------
   Write-downs:
    Fixed assets held for disposal, not in use ...............................    $    --     $ 34.8
    Fixed assets held for disposal, used until disposed ......................         --       14.8
    Inventory on hand ........................................................         --       60.8
    Other assets, principally trademarks and intangible assets ...............         --       19.1
                                                                                  -------     ------
                                                                                       --      129.5
                                                                                  -------     ------
   Restructuring accruals (including amounts expended in 1996):
    Employee severance pay and fringes .......................................       (7.9)      24.7
    Lease payments and termination fees ......................................       (6.7)      12.6
    Other exit activity costs, principally facility closure expenses .........         --        4.1
                                                                                  -------     ------
                                                                                    (14.6)      41.4
                                                                                  -------     ------
   Other related costs incurred:
    Employee relocation; equipment relocation and installation and other .....       11.8        3.2
    Transitional fees related to outsourcing arrangements ....................         --        4.9
    Package redesign .........................................................        4.0        2.0
                                                                                  -------     ------
                                                                                     15.8       10.1
                                                                                  -------     ------
    Charges included in continuing operations ................................        1.2      181.0
    Loss on sale of discontinued operations ..................................       22.5       58.2
                                                                                  -------     ------
                                                                                  $  23.7     $239.2
                                                                                  =======     ======

     At December 29, 1996, the net carrying value of inventory written-down as part of the restructuring and asset impairment charges approximated $37.3 million. During 1997, this inventory, a portion of which was product of discontinued operations, was sold for an amount substantially equivalent to its net carrying value.


     As further described in Note 12 to the Consolidated Financial Statements, during the fourth quarter of 1996, the Company charged SG&A for increases of $9.0 million in environmental reserves and $12.0 million in litigation reserves. As described in Note 2 to the Consolidated Financial Statements, the Company also charged $7.7 million to SG&A expenses in 1996 for compensation costs associated with restricted stock awards and other costs related to the employment of the then new senior management team.


     During the first, second, third and fourth quarters of 1997, approximately $0.5 million, $4.5 million, $1.5 million and $21.5 million, respectively, of pre-tax liabilities provided in prior years and determined to be no longer required were reversed and taken into income. Included in these reserves was $8.1 million related to the litigation reserve increase in 1996. (See Note 12 to the Consolidated Financial Statements.)

     Additionally, effective in the second quarter of fiscal 1997, the Company began capitalizing manufacturing supplies inventories, whereas, previously these inventories were charged to operations when purchased. This change increased operating earnings in fiscal 1997 by $2.8 million.


     A reconciliation of earnings (loss) from continuing operations for 1997 and 1996, on an adjusted basis follows (in millions):



                                                                                    1997         1996
                                                                                 ---------   ------------
   Operating earnings (loss), as reported ....................................    $ 104.1      $ (244.5)
   Add (deduct):
    Restructuring, asset impairment and other related charges ................        1.2         181.0
    Environmental reserve increase principally related to
      divested operations ....................................................         --           9.0
    Litigation reserve increase relating to divested operation ...............         --          12.0
    Restricted stock and other management compensation .......................         --           7.7
    Reversals of accruals no longer required .................................      (28.0)           --
    Capitalization of manufacturing supplies inventories .....................       (2.8)           --
                                                                                  -------      --------
   Adjusted operating earnings (loss) ........................................       74.5         (34.8)
    Interest expense .........................................................       11.4          13.6
    Other expense, net .......................................................         --           3.7
                                                                                  -------      --------
   Adjusted earnings (loss) from continuing operations before income taxes ...       63.1         (52.1)
    Adjusted income taxes (benefit) ..........................................       56.3         (18.2)
                                                                                  -------      --------
   Adjusted earnings (loss) from continuing operations .......................    $   6.8      $  (33.9)
                                                                                  =======      ========

     After consideration of the adjustments above, 1996 results from continuing operations reflect a loss and 1997 continuing operations are marginally profitable. Due to a variety of factors, including sales in 1997 which increased inventory positions at certain customers, distribution losses during 1997 and other items, as discussed below, the results for 1997 are not indicative of future results. As discussed in Liquidity and Capital Resources, below, and in Note 15 to the Consolidated Financial Statements, the 1998 results are expected to be impacted materially by charges related to, among other items, a provision for excess inventory, a change in management, changes in business operations resulting in part from acquisitions made in 1998, higher interest costs related to higher debt levels, costs associated with litigation and restructuring and asset impairment costs, as well as costs related to Year 2000 issues.


YEAR ENDED DECEMBER 28, 1997 COMPARED TO THE YEAR ENDED DECEMBER 29, 1996


     Net sales for 1997 were $1,073.1 million, an increase of $88.9 million or 9% over 1996. After excluding: (i) $4.2 million and $30.8 million in 1997 and 1996, respectively, related to divested product lines which are not classified as discontinued operations (time and temperature products, decorative bedding and Counselor/registered trademark/ and Borg/registered trademark/ branded scales), (ii) $31.3 million of sales in 1997 of discontinued inventory which resulted primarily from the reduction of SKU's as part of the 1996 restructuring plan and for which the inventory carrying value was substantially equivalent to the sales value, and (iii) a $5.4 million benefit from the reduction of cooperative advertising accruals no longer required in 1997 (cooperative advertising costs are recorded as deductions in determining net sales), net sales on an adjusted basis ("Adjusted Sales") increased 8% over the prior year.


     Adjusted Sales, on a worldwide basis, increased during 1997 primarily from new product introductions, expanded distribution (particularly with the Company's top ten customers), international geographic expansion and increased inventory positions at certain customers. Adjusted Sales growth was approximately 19% in the Appliance category and approximately 12% in Outdoor Cooking. In the Health at Home category, Adjusted Sales increased approximately 5% while Adjusted Sales in the Personal Care and Comfort category decreased approximately 13% during 1997. As customers reduce inventories to normal levels, 1998 sales are expected to be adversely impacted.

     Sales increases in Appliances were driven by new products, such as re-designed blenders and mixers, coffeemakers, irons, deep fryers and toasters, and by increased distribution with large national mass retailers, combined with higher inventory levels at certain customers. Sales of Outdoor Cooking products increased in 1997 attributed to increased merchandising and advertising programs, new distribution and higher inventory levels at certain customers. During 1997, the Company lost a significant portion of its Outdoor Cooking products distribution, including the majority of its grill accessory products distribution. Accessories, which accounted for just over 10% of the Outdoor Cooking sales volume in 1997, generate significantly better margins than the average margins on sales of grills. These distribution changes are expected to adversely impact Outdoor Cooking sales and margins in the future, until such time as the distribution is regained.


     Sales of Personal Care and Comfort products suffered during the fourth quarter of 1997 as a result of lower than expected retail sell through of electric blankets in key northern markets in late 1997 coupled with the inability to service demand for king and queen sized blankets due to shortages of blanket shells. The Company has shifted to a more level production for blankets in 1998 in order to more adequately service the seasonal demand for bedding products. Health at Home category sales increased as a result of new products and improved distribution in the drug store channels. Both Personal Care and Comfort and Health at Home sales were impacted by increased inventory positions at customers in 1997. Away from Home sales increased in 1997 as a result of new products, including cordless clippers and titanium blades, coupled with increased distribution of commercially rated appliances. Also contributing to the Company's sales growth in 1997 were its new retail outlet stores, of which 22 were open by the end of 1997.


     International sales, which represented 21% of total revenues in 1997, grew 25% during the year. This sales growth was driven primarily by 54 new 220 volt product introductions and a general improvement in demand in export operations and in Mexico. Net sales growth of approximately 35% was achieved in the Latin American export sales organization. Most of this growth came from increased business with three exporters. In Mexico and Venezuela, sales grew 30% and 24%, respectively. Canada accounted for the majority of the remaining international sales growth.


     Excluding the effect of: (i) charges to cost of sales related to the restructuring plan in 1996, (ii) the benefit of reducing reserves no longer required in 1997, and (iii) the benefit in 1997 of capitalizing manufacturing supplies inventories, gross margin as a percent of Adjusted Sales would have been approximately 22% in 1997, an improvement of approximately 6 percentage points from 16% in 1996. This increase reflects the results of lower overhead spending, improved factory utilization and labor cost benefits resulting from the Company's restructuring plan, coupled with reductions in certain materials costs. The lower overhead spending resulted from a reduction in the number of facilities operated by the Company. With fewer facilities used for production purposes, the capacity of the remaining plants was more fully utilized. The labor cost benefits were realized principally from shifting production to Mexico. In addition, a broad based program to obtain lower costs for materials contributed to the 1997 margin improvement.


     Excluding the impact of: (i) the restructuring and asset impairment charges to SG&A in 1997 and 1996, (ii) the 1996 charges for the environmental accrual, litigation accrual, and restricted stock grant compensation, and (iii) the 1997 benefit from the reversal of reserves no longer required, SG&A improved to 14% of Adjusted Sales in 1997, down 5 percentage points from 19% in 1996. This improvement was partially the result of benefits from the consolidation of six divisional and regional headquarters into one corporate headquarters and one administrative operations center, reduced staffing levels, a reduction in the number of warehouses, and Company-wide cost control initiatives. Higher expenditures in 1996 for market research, new packaging and other discretionary charges and higher bad debt expenses associated with certain of the Company's customers also contributed to the decrease in SG&A costs from 1996 to 1997.


     Operating results for 1997 and 1996, on a comparable basis as described above, were earnings of $74.5 million in 1997 and a loss of $34.8 million in 1996. On the same basis, operating margin increased

11 percentage points to 7% of Adjusted Sales in 1997 versus a loss of 4% in 1996. This improvement resulted from the factors discussed above.


     Interest expense decreased from $13.6 million in 1996 to $11.4 million in 1997 primarily as a result of lower average borrowing levels in 1997.


     The 1997 effective income tax rate for continuing operations was higher than the federal statutory income tax rate primarily due to state and local taxes plus the effect of foreign earnings taxed at other rates and the increase to the valuation reserve for deferred tax assets, offset in part by the reversal of tax liabilities no longer required. For 1996, the effective income tax rate for continuing operations equaled the federal statutory income tax rate. For a reconciliation of income taxes computed at the federal statutory tax rate to the amounts provided, see Note 10 to the Consolidated Financial Statements.


     The Company's diluted earnings per share from continuing operations was $0.60 per share in 1997 versus a loss per share from continuing operations in 1996 of $2.05. The Company's share base utilized in the diluted earnings per share calculation increased approximately 6% during 1997 as a result of an increase in the number of shares of common stock outstanding due to the exercise of stock options in 1997 and the inclusion of common stock equivalents in the 1997 calculation.


     The Company's discontinued furniture business, which was sold in March 1997, had revenues of $51.6 million in the first quarter of 1997 prior to the sale and nominal earnings. In 1996, the discontinued furniture business had net income of $0.8 million on revenues of $227.5 million and an estimated loss on disposal of the business of $39.1 million, net of applicable income tax benefits. The sale of the Company's furniture business assets (primarily inventory, property, plant and equipment) was completed in March 1997.


     The Company received $69.0 million in cash, retained approximately $50.0 million in accounts receivable and retained certain liabilities related to the furniture business. The final purchase price for the furniture business was subject to a post-closing adjustment based on the terms of the Asset Purchase Agreement and in the first quarter of 1997, after completion of the sale, the Company recorded an additional loss on disposal of $22.5 million pre-tax. See discussion of Restructuring and Asset Impairment (Benefit) Charges in Note 8 and Discontinued Operations and Assets Held For Sale in Note 9 to the Company's Consolidated Financial Statements for further information regarding sale of the furniture business.


YEAR ENDED DECEMBER 29, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995


     As described above, the Company's operating results for 1996 include: (i) a pre-tax charge of $239.2 million recorded in conjunction with the restructuring plan (see Notes 8 and 9 to the Consolidated Financial Statements), (ii) charges related to increases in environmental ($9.0 million) and litigation ($12.0 million) reserves (see Note 12 to the Consolidated Financial Statements), and (iii) $7.7 million of charges related to restricted stock grants made to the then new management team (see Note 2 to the Consolidated Financial Statements).


     Net sales in 1996 of $984.2 million represent a decrease of $32.7 million, or 3%, from 1995. Domestic sales represented approximately 80% of total sales of the Company in 1996 and decreased $28.5 million or 3% from 1995. This sales decline was driven by lower sales of outdoor cooking products, which declined 7% and lower sales of bedding products which declined 9% from 1995, attributed primarily to lower decorative bedding sales (divested in December 1996). Domestic sales of appliance products were flat with sales increases from new products such as vegetable steamers and toaster ovens being offset by reduced pricing on breadmakers. Sales of other product categories such as health and personal care products and time and temperature products (divested in March
1997) were either flat or declined slightly from 1995 levels.


     The Company's loss from continuing operations was $170.2 million or $2.05 per share for 1996 versus earnings from continuing operations of $37.6 million or $0.45 per share (diluted) in 1995 largely as a result of the restructuring activities discussed above. The net loss for 1996 was $208.5 million, or $2.51 per share, compared to net earnings of $50.5 million, or $0.61 per share (diluted), for 1995. Excluding the impact in 1996 of the charges discussed above, operating earnings decreased from $70.2 million in 1995 to a loss of $34.8 million in 1996.


     International sales decreased $4.2 million or 2% from 1995 primarily as a result of lower sales in Latin America which was attributed to political and/or economic instability in several countries such as Ecuador, Peru, Columbia and Venezuela (which suffered a Bolivar devaluation in April 1996), a sales decline of 11% in Canada as a result of the bankruptcy filing of the Company's then largest Canadian customer offset by a 55% increase in sales in Mexico as a result of a more stable economic environment in 1996.


     The Company's gross margin percentage, excluding the impact of restructuring and other charges, was 15% of sales in 1996, down from 20% in 1995, primarily from higher manufacturing costs and excess manufacturing capacity.


     SG&A expenses, excluding the impact of the charges described above, were 19% of sales in 1996 compared with 14% of sales in 1995. The higher 1996 expenses were due in part to higher than normal spending for market research, advertising and similar programs and higher bad debt charges associated with certain of the company's customers.


     Operating losses, excluding the restructuring and special charges in 1996, were $34.8 million in 1996, or 4% of sales, as compared with 1995's operating earnings of $70.2 million, or 7% of sales. The decrease in operating results between years is primarily a result of the factors discussed above.


     Interest expense increased from $9.4 million in 1995 to $13.6 million in 1996 as a result of increased indebtedness of the Company for working capital requirements and interest capitalized in 1995 related to the construction of the Hattiesburg manufacturing and distribution center.


     The effective income tax rate for 1996 equaled the federal statutory income tax rate. In 1995, the effective income tax rate exceeded the federal statutory income tax rate primarily due to state and local taxes plus the effect of foreign earning and dividends taxes at other rates. For a reconciliation of income taxes computed at the federal statutory tax rate to the amounts provided, see Note 10 in the Notes to Consolidated Financial Statements.


     The Company's discontinued furniture business had revenues of $227.5 million in 1996, up 23% from $185.6 million in 1995. This revenue growth was attributed primarily to the acquisition of the Samsonite/registered trademark/ furniture business in November 1995. Excluding the impact of this acquisition, furniture business sales declined 2%. Earnings from the discontinued furniture business, net of taxes, declined from $12.9 million in 1995 to $0.8 million in 1996 primarily as a result of lower gross margins from reduced pricing, underabsorption of higher manufacturing costs and higher raw material costs. In addition, SG&A costs increased due to the inclusion of the Samsonite/registered trademark/ furniture business, higher distribution and warehousing costs, particularly with resin furniture products and higher bad debt expenses. (See
Note 9 to the Consolidated Financial Statements.)


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

     On a limited basis, the Company selectively uses derivatives (foreign exchange option and forward contracts) to manage foreign exchange exposures that arise in the normal course of business. No derivative contracts are entered into for trading or speculative purposes. The use of derivatives did not have a material impact on the Company's financial results in 1995, 1996 and 1997. (See Note 4 to the Consolidated Financial Statements.)


SEASONALITY


     On a consolidated basis, the Company's sales do not exhibit substantial seasonality; however, sales are strongest during the fourth quarter of the calendar year. Additionally, sales of Outdoor Cooking products are strongest in the first half of the year, while sales of Appliances and Personal Care and Comfort products are strongest in the second half of the year. Furthermore, sales of a number of the Company's products, including warming blankets, vaporizers, humidifiers and grills may be impacted by unseasonable weather conditions.


LIQUIDITY AND CAPITAL RESOURCES


     As of December 28, 1997, the Company had cash and cash equivalents of $52.3 million, working capital excluding cash and cash equivalents of $316.8 million and total debt of $195.2 million. Cash used in operating activities during 1997 was $6.0 million compared to $14.2 million provided by operating activities in 1996. This decrease is primarily attributable to increased inventory levels in 1997 and spending in 1997 related to the restructuring initiatives accrued for in 1996, largely offset by an increase in cash generated by earnings in 1997 and an income tax refund (net of tax payments) in 1997. Cash used in operating activities reflects proceeds of $58.9 million from the Company's revolving trade accounts receivable securitization program entered into in December 1997 as more fully described in Note 3 to the Consolidated Financial Statements. The Company anticipates that cash used in operating activities will increase during 1998, largely from increases in inventory levels. As certain inventories built in 1997 in anticipation of 1998 sales volumes exceed the actual requirements, it will be necessary to dispose of some portions of excess inventories at amounts less than cost. The Company expects to continue to use the securitization program to finance a portion of its accounts receivable.


     Capital spending totaled $60.5 million in 1997 and was primarily for capacity expansion initiatives and equipment and tooling for new products and cost reduction. The new product capital spending in 1997 principally related to the Appliance Category and included costs related to blenders, toasters, standmixers, slow cookers and a soft serve ice cream product. Capital spending in 1996 was $75.3 million (including $14.5 million related to the discontinued furniture business) and was primarily attributable to equipment for new product development, cost reduction initiatives and a $5.0 million warehouse expansion financed with a capital lease. Capital spending in 1995 included approximately $59.4 million associated with the Hattiesburg facility, $27.4 million related to new product development and $10.8 million attributable to the discontinued furniture business. The remaining 1995 capital spending was related to cost reduction projects, productivity initiatives and environmental compliance including $14.4 million for a powder coat paint system for Outdoor Cooking products. The Company anticipates 1998 capital spending to be approximately 5% of sales and primarily related to new product introductions, capacity additions and certain facility rationalization initiatives.


     Cash provided by investing activities also reflects $91.0 million in proceeds from sales of businesses, assets and product categories as part of the 1996 restructuring plan. Cash used in investing activities for 1995 includes the purchase of a portion of the Company's furniture business, which was subsequently divested in full in March 1997.


     Cash provided by financing activities totaled $16.4 million in 1997 and reflects net borrowings of $5.0 million under the Company's revolving credit facility, $12.2 million of debt repayments related to the divested furniture business and other assets sold and $26.6 million in cash proceeds from the exercise of stock options, substantially all by former employees of the Company. In 1996, cash provided by financing activities of $45.3 million was primarily from increased revolving credit facility borrowings to support working capital and capital spending requirements, $11.5 million in new issuances of long-term debt and $4.6 million in proceeds from the sale of treasury shares to certain executives of the Company. In 1995, cash provided by financing activities of $27.8 million was primarily from increased revolving credit facility borrowings of $40.0 million, offset by $13.1 million used for the purchase of the Company's common stock for treasury. In July 1997, the Company reduced the amount of available borrowings under its September 1996 unsecured five year revolving credit facility from $500 million to $250 million. In early 1998, the Company refinanced substantially all of the then outstanding debt (see Note 15 to the Consolidated Financial Statements).

     The Company is a party to various environmental proceedings. Substantially all of the environmental proceedings of the Company, before consideration of the acquisitions discussed below, related to previously divested operations. In 1996, a review of environmental exposures was undertaken as a result of the Company's intent to accelerate the resolution and settlement of certain environmental claims. This review and change in strategy resulted in additional environmental reserves being recorded in 1996 as more fully described in Note 12 to the Consolidated Financial Statements. In management's opinion, the ultimate resolution of these environmental matters will not have a material adverse effect upon the Company's financial condition or results of operations.


     On March 30, 1998, the Company, through a wholly-owned subsidiary, acquired approximately 81% of the total number of then outstanding shares of common stock of The Coleman Company, Inc. ("Coleman"), in exchange for 14,099,749 shares of the Company's common stock and approximately $160 million in cash, as well as the assumption of $1,016 million in debt. The Company expects to acquire the remaining equity interest in Coleman pursuant to a merger transaction for approximately 6.7 million shares of common stock and approximately $87 million in cash. In addition, as a result of litigation related to the merger consideration, the Company has entered into a memorandum of understanding (subject to court approval) pursuant to which the holders of the remaining equity interest in Coleman will also receive five-year warrants to purchase 4.98 million shares of Sunbeam common stock at $7.00 per share. There can be no assurance that the court will approve the settlement as proposed. (See Part I--Significant Financial and Business Developments, Item 3--Legal Proceedings and Note 15 to the Consolidated Financial Statements.) Coleman is a leading manufacturer and marketer of consumer products for the worldwide outdoor recreation market. Coleman's products have been sold domestically and internationally under the Coleman registered trademark brand name since the 1920's. The Company expects to acquire the remaining equity interest in Coleman in the first quarter of 1999.

     On April 6, 1998, the Company completed the cash acquisitions of First Alert, Inc. ("First Alert"), a leading manufacturer of smoke and carbon monoxide detectors, and Signature Brands USA, Inc. ("Signature Brands"), a leading manufacturer of a comprehensive line of consumer and professional products. The First Alert and the Signature Brands acquisitions were valued at approximately $178 million and $253 million, respectively, including the assumption of debt.

     In order to finance the above acquisitions, and refinance substantially all of the indebtedness of the Company, Coleman, First Alert and Signature Brands, the Company consummated: (i) an offering of Zero Coupon Convertible Senior Subordinated Debentures due 2018 (the "Debentures") at a yield to maturity of 5% (approximately $2,014 million principal amount at maturity) in March 1998, which resulted in approximately $730 million of net proceeds and,
(ii) entered into a revolving and term credit facility ("New Credit Facility") in April 1998, which provided for an aggregate borrowing of up to $1.7 billion.


     In March, 1998, the Company prepaid a $75.0 million 7.85% industrial revenue bond related to its Hattiesburg facility originally due in 2009. In connection with the early extinguishment of this debt, the Company will record a charge of $8.6 million in the first quarter of 1998. Also, as a result of repayment of certain indebtedness assumed in the Coleman acquisition, the Company will recognize an extraordinary charge of approximately $104 million in the second quarter of 1998.

     At June 30, 1998, the Company was not in compliance with the covenants and ratios under the New Credit Facility. The Company and its lenders entered into an agreement dated June 30, 1998, which provided that compliance with the covenants would be waived through December 31, 1998. Subsequently, pursuant to an amendment dated October 19, 1998, the Company is not required to comply with the original financial covenants and ratios under the New Credit Facility until April 10, 1999, but will be required to comply with an earnings before interest, taxes, depreciation and amortization covenant, the amounts of which are to be determined, beginning February 1999. At September 30, 1998, following the scheduled repayment of a portion of the term loan, the New Credit Facility was reduced to $1,698 million in total, of which approximately $1,453 million was outstanding and approximately $245 million was available. In addition, the Company's cash balance at September 30, 1998 was approximately $43 million.


     The Company is working closely with its bank lenders and hopes to reach agreement with the bank lenders on a further amendment to the New Credit Facility containing revised financial covenants which the bank lenders and the Company find mutually acceptable. There can be no assurance that such an amendment, or a further waiver of the existing financial covenants, will be entered into with the bank lenders by April 10, 1999. The failure to obtain such an amendment or further waiver would result in a violation of the existing covenants, which would permit the bank lenders to accelerate the maturity of all outstanding borrowings under the New Credit Facility.


     In December 1997, the Company entered into a revolving trade accounts receivable securitization program, which expires December, 1998, to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable, up to a maximum of $70.0 million. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables. At September 30, 1998, the Company had sold approximately $20.0 million of accounts receivable under this program.


     At December 28, 1997, standby letters of credit aggregating $29 million were outstanding, primarily for insurance, environmental and workers' compensation issues. At September 30, 1998, the standby letters of credit aggregated $56 million, including $5 million related to an acquired company, and were predominately for insurance, pension, environmental and workers' compensation issues.


     For additional information relating to the Acquisitions, Debentures and New Credit Facility, see Note 15 to the Consolidated Financial Statements.


     The Company believes its borrowing capacity under the New Credit Agreement, cash flow from the combined operations of the Company and its acquired companies, existing cash and cash equivalent balances, and its receivable securitization program will be sufficient to support working capital needs, capital spending, and debt service for the foreseeable future. However, if the Company is unable to satisfactorily amend the financial covenants and ratio requirements of the New Credit Facility or obtain a further waiver of the existing covenants and ratio requirements prior to April 10, 1999, the Company expects it would, at that time, be in default of the requirements under the New Credit Facility and, as noted above, the lenders could then require the repayment of all amounts then outstanding under the New Credit Facility.


     See, also, Item 3, "Legal Proceedings," above.


NEW ACCOUNTING STANDARDS


     See Notes 1 and 15 to the Company's consolidated financial statements for a discussion of Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPRESHENSIVE INCOME, SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, Statement of Position ("SOP") 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE and SOP 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES, which are required to be adopted for periods beginning after June 15, 1997. The adoption of these standards is not expected to have a material effect on the Company's consolidated results of operations, financial position, or cash flows, although actual charges incurred may be material due to Year 2000 issues, as discussed below.


YEAR 2000


     The Company is continuing the process of assessing the impact of the Year 2000 on its operations, including those of its subsidiaries Coleman, First Alert and Signature Brands which were acquired by the Company in the spring of 1998. The Company established a Year 2000 Program Management Office in the third quarter of 1998 to manage such continuing assessment and the design and remediation of the systems with assistance from three consulting firms. The Company's continuing assessment encompasses the Company's information technology functions along with the impact of the effects of noncompliance by its vendors, service providers, customers, and financial institutions. Additionally, the Company is assessing the impact of noncompliance of embedded microprocessors in its products as well as equipment, such as security and telephone systems and controls for lighting, heating/ventilation, and facility access.


     The Company relies on its information technology functions to perform many tasks that are critical to its operations. Significant transactions that could be impacted by Year 2000 noncompliance include, among others, purchases of materials, production management, order entry and fulfillment, and payroll processing. Systems and applications that have been identified by the Company to date as not currently Year 2000 compliant and which are critical to the Company's operations include its financial software systems, which process the order entry, purchasing, production management, general ledger, accounts receivable, and accounts payable functions, and critical applications in the Company's manufacturing and distribution facilities, such as the warehouse management application. The Company plans to complete corrective work with respect to the Company's systems by the second quarter of 1999 with final testing and implementation of such systems occurring in the third quarter of 1999. Management believes that, although there are significant systems that will need to be modified or replaced, the Company's information systems environment will be made Year 2000 compliant prior to January 1, 2000. The Company's failure to timely complete such corrective work could have a material adverse impact on the Company. The Company is not able to estimate possible lost profits arising from such failure.


     The Company is in the process of contacting its vendors and suppliers of products and services to determine their Year 2000 readiness and plans. This review includes third party providers to whom the Company has outsourced the processing of its cash receipt and cash disbursement transactions and its payroll. The Company plans to complete this review during the fourth quarter of 1998. The failure of certain of these third party suppliers to become Year 2000 compliant could have a material adverse impact on the Company.


     Based on a reassessment of the Year 2000 project scope and approach, as well as the time frame remaining to implement a solution for the Year 2000 issue, and an assessment of the requirements for operating information systems in the Company, the current estimate of the total costs to address and remedy Year 2000 issues and to enhance the Company's operating systems, including costs for the acquired companies, is approximately $50 million. This estimate includes the costs of software and hardware modifications and replacements and fees to third party consultants, but excludes internal resources which are not separately tracked by the Company with respect to the allocation of time to the Year 2000 issues. The Company expects these expenditures to be financed through operating cash flows or borrowings, as applicable. As of December 28, 1997, the Company had expended less than $1 million related to new systems and remediation to address Year 2000 and other systems issues, of which the majority was for software licenses and was therefore recorded as capital expenditures. Of the remaining estimated expenditures, it is anticipated that approximately 25% will be incurred in 1998, with the remainder in 1999. As the Company continues its assessment of the Year 2000 issues and its information requirements to execute its business plans, the actual expenditures incurred or to be incurred may differ materially from the amounts shown above.

     As part of the assessment of the Year 2000 on its operations, the Company plans to establish a contingency plan for addressing any effects of the Year 2000 on its operations, whether due to noncompliance of the Company's systems or those of third parties. The Company expects to complete such contingency plan by September 30, 1999; such contingency plan will address alternative processes, such as manual procedures to replace those processed by noncompliant systems, potential alternative service providers, and plans to address compliance issues as they arise. Subject to the nature of the systems and applications which are not made Year 2000 compliant, the impact of such non-compliance on the Company's operations could be material if appropriate contingency plans cannot be developed prior to January 1, 2000.


EFFECTS OF INFLATION


     For each of the three years in the period ended December 28, 1997, the Company's cost of raw materials and other product remained relatively stable. To the extent possible, the Company's objective is to offset the impact of inflation through productivity enhancements, cost reductions and price increases.


SUBSEQUENT EVENTS


     See Note 15 to the Consolidated Financial Statements for subsequent events information relating to, among other matters, a change in management, litigation, change in fiscal year end and employment contracts entered into with the former Chairman and Chief Executive Officer and other former senior executives of the Company.


CAUTIONARY STATEMENTS


     Certain statements in this Annual Report on Form 10-K/A may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (herein the "Act") and in releases made by the Securities and Exchange Commission ("SEC") from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. When used in this Annual Report on Form 10-K/A, the word "estimate," "project," "intend," "expect" and similar expressions, when used in connection with the Company, including its management, are intended to identify forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. These Cautionary Statements are being made pursuant to the Act, with the intention of obtaining the benefits of the "Safe Harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements with respect to the Company include, but are not limited to risks associated with (i) high leverage, (ii) Sunbeam's ability to enter into an amendment to its credit agreement containing financial covenants which it and its bank lenders find mutually acceptable, or to continue to obtain waivers from its bank lenders with respect to its compliance with the existing covenants contained in such agreement, and to continue to have access to its revolving credit facility,
(iii) Sunbeam's ability to integrate the recently acquired Coleman, Signature Brands and First Alert companies and expenses associated with such integration,
(iv) Sunbeam's sourcing of products from international vendors, including the ability to select reliable vendors and to avoid delays in shipments, (v) Sunbeam's ability to maintain and increase market share for its products at anticipated margins, (vi) Sunbeam's ability to successfully introduce new products and to provide on-time delivery and a satisfactory level of customer service, (vii) changes in laws and regulations, including changes in tax rates, accounting standards, environmental laws, occupational, health and safety laws,
(viii) access to foreign markets together with foreign economic conditions, including currency fluctuations, (ix) uncertainty as to the effect of competition in existing and potential future lines of business, (x) fluctuations in the cost and availability of raw materials and/or products, (xi) changes in the availability and relative costs of labor, (xii) effectiveness of advertising and marketing programs, (xiii) economic uncertainty in Japan, Korea and other Asian countries, as well as in Mexico, Venezuela, and other Latin American countries, (xiv) product quality, including excess warranty costs, product liability expenses and costs of product recalls, (xv) weather conditions which can have an unfavorable impact upon sales of Sunbeam's products, (xvi) the numerous lawsuits against the Company and the SEC investigation into the Company's accounting practices and policies, and uncertainty regarding the Company's available coverage on its directors' and officers' liability insurance, (xvii) the possibility of a recession in the United States or other countries resulting in a decrease in consumer demands for the Company's products, and (xviii) failure of the Company and/or its suppliers of goods or services to timely complete the remediation of computer systems to effectively process Year 2000 information and the costs associated with such remediation. Other factors and assumptions not included in the foregoing may cause the Company's actual results to materially differ from those projected. The Company assumes no obligation to update any forward-looking statements or these Cautionary Statements to reflect actual results or changes in other factors affecting such forward-looking statements.


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


        3. The exhibits listed in the accompanying index to exhibits are filed as part of this report and include the management contracts or compensatory plans or arrangements required pursuant to Item 601, which are designated as Exhibits 10a to 10g and 10dd to 10gg.


 EXHIBIT
   NO.                                             DESCRIPTION
--------   ------------------------------------------------------------------------------------------
 3.a       Amended and Restated Certificate of Incorporation of Sunbeam(3)
 3.b       By-laws of Sunbeam, as amended*
 4.a       Indenture dated as of March 25, 1998, by and among the Company and Bank of New York,
           Trust, with respect to the Zero Coupon Convertible Senior Subordinated Debentures due
           2018(8)
 4.b       Registration Rights Agreement dated March 25, 1998, by and among the Company and
           Morgan Stanley & Co., Inc., with respect to the Zero Coupon Convertible Senior
           Subordinated Debentures due 2018(8)
 4.c       Registration Rights Agreement, dated as of March 29, 1998, between the Company and
           Coleman (Parent) Holdings, Inc.(9)
 4.d       Settlement Agreement, dated as of August 12, 1998, by and between the Company and
           Coleman (Parent) Holdings, Inc.(10)
 4.e       Amendment to Registration Rights Agreement, dated as of August 12, 1998, between the
           Company and Coleman (Parent) Holding, Inc.*
10.a       Employment Agreement dated as of February 20, 1998, by and between Sunbeam and Albert
           J. Dunlap(7)
10.b       Employment Agreement dated as of February 20, 1998, by and between Sunbeam and Russell
           A. Kersh(7)
10.c       Employment Agreement dated as of February 20, 1998, by and between Sunbeam and David
           C. Fannin(7)

 EXHIBIT
   NO.                                               DESCRIPTION
--------   ----------------------------------------------------------------------------------------------
10.d       Employment Agreement dated as of January 1, 1997, by and between Sunbeam and Donald
           Uzzi(5)
10.e       Sunbeam Executive Benefit Replacement Plan(7)
10.f       Amended and Restated Sunbeam Corporation Stock Option Plan*
10.g       Performance Based Compensation Plan(7)
10.h       Tax Sharing Agreement dated as of October 31, 1990, by and among Sunbeam, SAIL, SOHO,
           Montey and the subsidiaries of Sunbeam listed therein(1)
10.i       Guarantee Agreement, dated as of June 1, 1994, between Sunbeam and Continental Bank,
           N.A., as Trustee(2)
10.j       Trust Indenture, dated as of June 1, 1994, between Mississippi Business Finance Corporation
           ("MBFC"), and Continental Bank, N.A., as Trustee(2)
10.k       Loan Agreement, dated as of June 1, 1994, between MBFC and Sunbeam(2)
10.l       $75 million Sunbeam promissory note, dated as of June 21, 1994, payable to MBFC(2)
10.m       Leasehold Deed of Trust and Security Agreement, dated as of June 1, 1994, among Sunbeam,
           Jim B. Tohill, as Trustee, and MBFC(2)
10.n       Credit Agreement dated as of September 16, 1996, among the Company, The Chase
           Manhattan Bank and the Lenders named therein(4)
10.o       First Amendment dated as of November 21, 1996 to the Credit Agreement dated as of
           September 16, 1996, among the Company, The Chase Manhattan Bank and the Lenders named therein(5)
10.p       Second Amendment dated as of January 31, 1997 to the Credit Agreement dated as of
           September 16, 1996, among the Company, The Chase Manhattan Bank and the Lenders named therein(5)
10.q       Third Amendment dated as of November 6, 1997, to the Credit Agreement dated as of
           September 16, 1996, among the Company, The Chase Manhattan Bank and the Lenders named therein(7)
10.r       Receivables Sale and Contribution Agreement dated as of December 4, 1997, between
           Sunbeam Products, Inc. and Sunbeam Asset Diversification, Inc.(7)
10.s       Receivables Purchase and Servicing Agreement dated as of December 4, 1997, between
           Sunbeam Products, Inc., Llama Retail, L.P., Capital USA, LLC and Sunbeam Asset
           Diversification, Inc.(7)
10.t       Agreement and Plan of Merger among Sunbeam Corporation, Laser Acquisition Corp., CLN
           Holdings, Inc., and Coleman (Parent) Holdings, Inc. dated as of February 27, 1998(7)
10.u       Agreement and Plan of Merger among Sunbeam Corporation, Camper Acquisition Corp., and
           The Coleman Company, Inc. dated as of February 27, 1998(7)
10.v       Agreement and Plan of Merger between Sunbeam Corporation, Java Acquisition Corp., and
           Signature Brands USA, Inc. dated as of February 28, 1998(7)
10.w       Stock Purchase Agreement among Java Acquisition Corp. and the Sellers named therein dated as of February 28, 1998(7)
10.x       Agreement and Plan of Merger by and among Sunbeam Corporation, Sentinel Acquisition
           Corp., and First Alert, Inc. dated as of February 28, 1998(7)
10.y       Stock Sale Agreement among Sunbeam Corporation and the Shareholders named therein dated as of February 28, 1998(7)
10.z       Credit Agreement dated as of March 30, 1998, among Sunbeam Corporation, the Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., Bank of
           America National Trust and Savings Association and First Union National Bank(8)
10.aa      First Amendment to Credit Agreement dated as of May 8, 1998, among Sunbeam Corporation, the Subsidiary Borrowers referred to therein, the Lenders party thereto, Morgan Stanley
           Senior Funding, Inc., Bank America National Trust and Savings Association and First Union
           National Bank(8)
10.bb      Second Amendment to Credit Agreement dated as of March 30, 1998, among the Company, the Subsidiary Borrowers referred to therein, the Lenders party thereto, Morgan Stanley
           Senior Funding, Inc., Bank America National Trust and Savings Association and First Union
           National Bank*

 EXHIBIT
   NO.                                              DESCRIPTION
--------   --------------------------------------------------------------------------------------------
10.cc      Third Amendment to Credit Agreement dated as of October 19, 1998, among the Company, the Subsidiary Borrowers referred to therein, the Lenders party thereto, Morgan Stanley
           Senior Funding, Inc., Bank America National Trust and Savings Association and First Union
           National Bank*
10.dd      Employment Agreement between the Company and Jerry W. Levin dated as of August 12,
           1998*
10.ee      Employment Agreement between the Company and Paul Shapiro dated as of August 12, 1998*
10.ff      Employment Agreement between the Company and Bobby Jenkins dated as of August 12,
           1998*
10.gg      Agreement between the Company and David Fannin dated August 20, 1998*
10.hh      First Amendment to Receivables Sale and Contribution Agreement dated April 2, 1998, between Sunbeam Products, Inc. and Sunbeam Asset Diversification, Inc.*
10.ii      First Amendment to Receivables Purchase and Servicing Agreement dated April 2, 1998, between Llama Retail Funding, L.P., Capital USA, L.L.C., Sunbeam Products, Inc. and
           Sunbeam Asset Diversification, Inc.*
10.jj      Second Amendment to Receivables Purchase and Servicing Agreement dated July 29, 1998, between Llama Retail Funding, L.P., Capital USA, L.L.C., Sunbeam Products, Inc. and
           Sunbeam Asset Diversification, Inc.*
21.        Subsidiaries of the Registrant(7)
27.        Financial Data Schedule, submitted electronically to the Securities and Exchange Commission for information only and not filed.
99.a       Press Release dated January 28, 1997 regarding Sunbeam's 1997 earnings(7)
99.b       Press Release dated March 2, 1998 regarding Sunbeam's acquisitions of The Coleman
           Company, Inc., Signature Brands USA, Inc. and First Alert, Inc.(7)
99.c       Press Release dated August 12, 1998, regarding issuance of warrants to MacAndrews & Forbes
           Holding, Inc.*
99.d       Press Release dated August 24, 1998 regarding the Company's new strategy and senior management team*
99.e       Press Release dated October 20, 1998 regarding the Company's restatement of its financial results*

----------------
 (1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990.
 (2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1994.
 (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
 (4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1996.
 (5) Incorporated by reference to the Company's Annual report on Form 10-K for the fiscal year ended December 29, 1996.
 (6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997.
 (7) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997.
 (8) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended March 30, 1998.
 (9) Incorporated by reference to the Company's Report on Form 8-K filed April 13, 1998.
(10) Incorporated by reference to the Company's Report on Form 8-K filed August 14, 1998.
  *  Filed with this Report.

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

                                 SUNBEAM CORPORATION

                                 BY: /s/ BOBBY G. JENKINS
                                     ----------------------------------
                                     Bobby G. Jenkins
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)

                                     Dated: November 12, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       NAME AND SIGNATURE                      TITLE                       DATE
-------------------------------   -------------------------------   ------------------
/s/  PETER A. LANGERMAN           Chairman of the Board             November 12, 1998
-------------------------------
           Peter A. Langerman


/s/  JERRY W. LEVIN               President and                     November 12, 1998
-------------------------------   Chief Executive Officer
           Jerry W. Levin         (Principal Executive Officer)


/s/  CHARLES M. ELSON             Director                          November 12, 1998
-------------------------------
          Charles M. Elson


/s/  HOWARD GITTIS                Director                          November 12, 1998
-------------------------------
           Howard Gittis


/s/  HOWARD G. KRISTOL            Director                          November 12, 1998
-------------------------------
         Howard G. Kristol


/s/  LAWRENCE SONDIKE             Director                          November 12, 1998
-------------------------------
          Lawrence Sondike


/s/  FAITH WHITTLESEY             Director                          November 12, 1998
-------------------------------
          Faith Whittlesey


/s/  KAREN CLARK                  Vice President, Finance           November 12, 1998
-------------------------------   (Principal Accounting Officer)
            Karen Clark

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

Consolidated Balance Sheets as of December 28, 1997 and December 29, 1996 .............    F-4

Consolidated Statements of Shareholders' Equity
 for the Fiscal Years Ended December 28, 1997, December 29, 1996 and December 31, 1995     F-5

Consolidated Statements of Cash Flows
 for the Fiscal Years Ended December 28, 1997, December 29, 1996 and December 31, 1995     F-6

Notes to Consolidated Financial Statements ............................................    F-7

FINANCIAL STATEMENT SCHEDULE:*

II. Valuation and Qualifying Accounts .................................................   F-42

----------------
* All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore not included herein.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Sunbeam Corporation:


     We have audited the accompanying consolidated balance sheets of Sunbeam Corporation (a Delaware corporation) and subsidiaries as of December 29, 1996 and December 28, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 28, 1997 (1997 and 1996 restated - see Notes 1 and 13). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunbeam Corporation and subsidiaries as of December 29, 1996 and December 28, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 1997 in conformity with generally accepted accounting principles.


     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule (1997 and 1996 restated) listed in the Index to Financial Statements and Financial Statement Schedule is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This Schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP


Fort Lauderdale, Florida,
  October 16, 1998, except with respect
  to the matters discussed in Further Actions in Note 15, as to which the date is October 30, 1998.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                                FISCAL YEARS ENDED
                                                                  -----------------------------------------------
                                                                   DECEMBER 28,     DECEMBER 29,     DECEMBER 31,
                                                                       1997             1996             1995
                                                                  --------------   --------------   -------------
                                                                   AS RESTATED,     AS RESTATED,
                                                                    SEE NOTE 13      SEE NOTE 13
Net sales .....................................................     $1,073,090      $   984,236      $1,016,883
Cost of goods sold ............................................        830,956          896,938         809,130
Selling, general and administrative expense ...................        152,653          221,655         137,508
Restructuring and asset impairment (benefit) charges ..........        (14,582)         110,122              --
                                                                    ----------      -----------      ----------
Operating earnings (loss) .....................................        104,063         (244,479)         70,245
Interest expense ..............................................         11,381           13,588           9,437
Other expense, net ............................................             12            3,738             173
                                                                    ----------      -----------      ----------
Earnings (loss) from continuing operations before
 income taxes .................................................         92,670         (261,805)         60,635
Income taxes (benefit):
 Current ......................................................          1,528          (22,419)         (2,105)
 Deferred .....................................................         38,824          (69,206)         25,146
                                                                    ----------      -----------      ----------
                                                                        40,352          (91,625)         23,041
                                                                    ----------      -----------      ----------
Earnings (loss) from continuing operations ....................         52,318         (170,180)         37,594
Earnings from discontinued operations, net of taxes ...........             --              839          12,917
Loss on sale of discontinued operations, net of taxes .........        (14,017)         (39,140)             --
                                                                    ----------      -----------      ----------
Net earnings (loss) ...........................................     $   38,301      $  (208,481)     $   50,511
                                                                    ==========      ===========      ==========
Earnings (loss) per share of common stock from
 continuing operations:
  Basic .......................................................     $     0.62      $     (2.05)     $     0.46
                                                                    ==========      ===========      ==========
  Diluted .....................................................           0.60            (2.05)           0.45
                                                                    ==========      ===========      ==========
(Loss) earnings from discontinued operations:
  Basic .......................................................     $    (0.17)     $     (0.46)     $     0.16
                                                                    ==========      ===========      ==========
  Diluted .....................................................          (0.16)           (0.46)           0.16
                                                                    ==========      ===========      ==========
Net earnings (loss) per share of common stock:
  Basic .......................................................     $     0.45      $     (2.51)     $     0.62
                                                                    ==========      ===========      ==========
  Diluted .....................................................           0.44            (2.51)           0.61
                                                                    ==========      ===========      ==========
Weighted average common shares outstanding:
  Basic .......................................................         84,945           82,925          81,626
                                                                    ==========      ===========      ==========
  Diluted .....................................................         87,542           82,925          82,819
                                                                    ==========      ===========      ==========

                          See Notes to Consolidated Financial Statements.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)





                                                                              DECEMBER 28,     DECEMBER 29,
                                                                                  1997             1996
                                                                             --------------   -------------
                                                                              AS RESTATED,     AS RESTATED,
                                                                               SEE NOTE 13     SEE NOTE 13
ASSETS
Current assets:
 Cash and cash equivalents ...............................................     $   52,298      $   11,526
 Receivables, net ........................................................        228,460         209,754
 Inventories .............................................................        304,900         164,345
 Net assets of discontinued operations and other assets
   held for sale .........................................................             --          92,524
 Deferred income taxes ...................................................             --          85,067
 Prepaid expenses and other current assets ...............................         16,584          38,381
                                                                               ----------      ----------
    Total current assets .................................................        602,242         601,597
Property, plant and equipment, net .......................................        249,524         229,393
Trademarks, trade names, goodwill and other, net .........................        207,162         228,458
                                                                               ----------      ----------
                                                                               $1,058,928      $1,059,448
                                                                               ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt .......................................     $      668      $      921
 Accounts payable ........................................................        108,374         104,113
 Restructuring accrual ...................................................          5,186          51,725
 Other current liabilities ...............................................        118,899          84,986
                                                                               ----------      ----------
    Total current liabilities ............................................        233,127         241,745
Long-term debt ...........................................................        194,580         201,115
 Other long-term liabilities .............................................        154,300         149,247
 Deferred income taxes ...................................................          4,842          52,308
Commitments and contingencies (Notes 5, 12 and 15)
Shareholders' equity:
 Preferred stock (2,000,000 shares authorized, none outstanding) .........             --              --
 Common stock (issued 89,984,425 and 88,441,479 shares) ..................            900             884
 Paid-in capital .........................................................        479,200         447,948
 Retained earnings .......................................................         89,801          54,899
 Other ...................................................................        (34,777)        (25,310)
                                                                               ----------      ----------
                                                                                  535,124         478,421
 Treasury stock, at cost (4,454,394 and 4,478,814 shares) ................        (63,045)        (63,388)
                                                                               ----------      ----------
    Total shareholders' equity ...........................................        472,079         415,033
                                                                               ----------      ----------
                                                                               $1,058,928      $1,059,448
                                                                               ==========      ==========

                          See Notes to Consolidated Financial Statements.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                      COMMON       PAID-IN       RETAINED         OTHER          TREASURY
                                                       STOCK       CAPITAL       EARNINGS        (NOTE 2)          STOCK
                                                     --------   ------------   ------------   -------------   --------------
Balance at January 1, 1995 .......................    $ 932      $ 461,876      $  285,990      $ (20,118)      $ (174,070)
 Net earnings ....................................       --             --          50,511             --               --
 Common dividends ($0.04 per share)...............       --             --          (3,268)            --               --
 Exercise of stock options .......................       20         17,013              --             --               --
 Amortization of unearned compensation ...........       --             --              --            582               --
 Retirement of treasury shares ...................      (74)       (37,103)        (66,535)            --          103,712
 Purchase of common stock for treasury ...........       --             --              --             --          (13,091)
 Minimum pension liability .......................       --             --              --           (199)              --
 Translation adjustments .........................       --             --              --         (5,145)              --
                                                      -----      ---------      ----------      ---------       ----------
Balance at December 31, 1995 .....................      878        441,786         266,698        (24,880)         (83,449)
                                                      -----      ---------      ----------      ---------       ----------
 Net loss (as restated, see Note 13) .............       --             --        (208,481)            --               --
 Common dividends ($0.04 per share)...............       --             --          (3,318)            --               --
 Exercise of stock options .......................        6          7,313              --             --               --
 Grant of restricted stock .......................       --         (1,120)             --        (14,346)          15,466
 Amortization of unearned compensation ...........       --             --              --          7,707               --
 Minimum pension liability .......................       --             --              --          4,963               --
 Retirement and sale of treasury shares ..........       --            (31)             --             --            4,595
 Translation adjustments .........................       --             --              --          1,246               --
                                                      -----      ---------      ----------      ---------       ----------
Balance at December 29, 1996
  (as restated, see Note 13) .....................      884        447,948          54,899        (25,310)         (63,388)
                                                      -----      ---------      ----------      ---------       ----------
 Net earnings (as restated, see Note 13) .........       --             --          38,301             --               --
 Common dividends ($0.04 per share)...............       --             --          (3,399)            --               --
 Exercise of stock options .......................       16         30,496              --             --               --
 Amortization of unearned compensation ...........       --             --              --          5,322               --
 Minimum pension liability .......................       --             --              --        (14,050)              --
 Other stock issuances ...........................       --            756              --             --              343
 Translation adjustments .........................       --             --              --           (739)              --
                                                      -----      ---------      ----------      ---------       ----------
Balance at December 28, 1997
  (as restated, see Note 13) .....................    $ 900      $ 479,200      $   89,801      $ (34,777)      $  (63,045)
                                                      =====      =========      ==========      =========       ==========

                          See Notes to Consolidated Financial Statements.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)


                                                                                 FISCAL YEARS ENDED
                                                                   -----------------------------------------------
                                                                    DECEMBER 28,     DECEMBER 29,     DECEMBER 31,
                                                                        1997             1996             1995
                                                                   --------------   --------------   -------------
                                                                    AS RESTATED,     AS RESTATED,
                                                                     SEE NOTE 13      SEE NOTE 13
OPERATING ACTIVITIES:
 Net earnings (loss) ...........................................     $   38,301       $ (208,481)     $   50,511
 Adjustments to reconcile net earnings (loss) to net cash
   (used in) provided by operating activities:
   Depreciation and amortization ...............................         39,757           47,429          44,174
   Restructuring and asset impairment (benefit) charges.........        (14,582)         110,122              --
   Other non-cash special charges ..............................             --           70,847              --
   Loss on sale of discontinued operations, net of taxes .......         14,017           39,140              --
   Deferred income taxes .......................................         38,824          (69,206)         25,146
 Increase (decrease) in cash from changes in operating
   assets and liabilities from continuing operations:
   Receivables, net ............................................        (57,843)            (845)         (4,499)
   Proceeds from accounts receivable securitization ............         58,887               --              --
   Inventories .................................................       (140,555)          11,289          (4,874)
   Account payable .............................................          4,261           11,029           9,245
   Restructuring accrual .......................................        (31,957)              --              --
   Prepaid expenses and other current assets and
    liabilities ................................................        (16,092)          39,657          (8,821)
   Income taxes payable ........................................         52,052          (21,942)        (18,452)
 Payment of other long-term and non-operating liabilities ......         (1,401)         (27,089)        (21,719)
 Other, net ....................................................         10,288           12,213          10,805
                                                                     ----------       ----------      ----------
    Net cash (used in) provided by
       operating activities ....................................         (6,043)          14,163          81,516
                                                                     ----------       ----------      ----------
INVESTING ACTIVITIES:
 Capital expenditures ..........................................        (60,544)         (75,336)       (140,053)
 Decrease in investments restricted for plant construction .....             --               --          45,755
 Proceeds from sale of divested operations and other assets.....         90,982               --              --
 Purchase of businesses ........................................             --               --         (13,053)
 Other, net ....................................................             --             (860)             --
                                                                     ----------       ----------      ----------
    Net cash provided by (used in)
       investing activities ....................................         30,438          (76,196)       (107,351)
                                                                     ----------       ----------      ----------
FINANCING ACTIVITIES:
 Net borrowings under revolving credit facility ................          5,000           30,000          40,000
 Issuance of long-term debt ....................................             --           11,500              --
 Payments of debt obligations ..................................        (12,157)          (1,794)         (5,417)
 Proceeds from exercise of stock options .......................         26,613            4,684           9,818
 Purchase of common stock for treasury .........................             --               --         (13,091)
 Sale of treasury stock ........................................             --            4,578              --
 Payments of dividends on common stock .........................         (3,399)          (3,318)         (3,268)
 Other financing activities ....................................            320             (364)           (264)
                                                                     ----------       ----------      ----------
    Net cash provided by financing activities ..................         16,377           45,286          27,778
                                                                     ----------       ----------      ----------
    Net increase (decrease) in cash and
       cash equivalents ........................................         40,772          (16,747)          1,943
Cash and cash equivalents at beginning of year .................         11,526           28,273          26,330
                                                                     ----------       ----------      ----------
Cash and cash equivalents at end of year .......................     $   52,298       $   11,526      $   28,273
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


     Approximately 80% of total Company sales are generated in the United States. The remaining sales are generated primarily in Latin America.


PRINCIPLES OF CONSOLIDATION


     The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries that it controls. All material intercompany balances and transactions have been eliminated.


PRESENTATION OF FISCAL PERIODS


     The Company's fiscal year ends on the Sunday nearest December 31. Fiscal years 1997, 1996 and 1995 ended on December 28, 1997, December 29, 1996, and December 31, 1995 respectively, which encompassed 52-week periods (see Note
15).


RESTATEMENT


     On June 30, 1998, the Company announced that the Audit Committee of the Board of Directors was initiating a review into the accuracy of prior financial statements. The Audit Committee's review has since been completed and, as a result of its findings, the Company has restated its previously issued Consolidated Financial Statements for 1996 and 1997. (See Notes 13, 14 and 15.)



USE OF ESTIMATES


     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant accounting estimates include the establishment of the allowance for doubtful accounts, reserves for sales returns and allowances, product warranty, product liability, excess and obsolete inventory, litigation and environmental exposures.


CASH AND CASH EQUIVALENTS


     The Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

CONCENTRATIONS OF CREDIT RISK


     Substantially all of the Company's trade receivables are due from retailers and distributors located throughout the United States, Latin America and Canada. Approximately 35% of the Company's sales in 1997 were to its five largest customers. The Company establishes its credit policies based on an ongoing evaluation of its customers' creditworthiness and competitive market conditions and establishes its allowance for doubtful accounts based on an assessment of exposures to credit losses at each balance sheet date. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at December 28, 1997. However, certain retailers filed for bankruptcy protection in the last several years and it is possible that additional credit losses could be incurred if the trends of retail consolidation continue.


INVENTORIES


     Inventories are stated at the lower of cost or market with cost being determined principally by the first-in, first-out method.


     In certain instances, the Company receives rebates from vendors based on the volume of merchandise purchased. Vendor rebates are recorded as reductions in the price of the purchased merchandise and are recognized in operations as the related inventories are sold.


     Effective in fiscal 1997, the Company began capitalizing manufacturing supplies inventories, whereas previously these inventories were charged to operations when purchased. This change increased pre-tax operating earnings in fiscal 1997 by $2.8 million.


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


LONG-LIVED ASSETS


     The Company accounts for long-lived assets pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The Company continually evaluates factors, events and circumstances which include, but are not limited to, the historical and projected operating performance of the business operations, specific industry trends and general economic conditions to assess whether the remaining estimated useful lives of long-lived assets may warrant revision or whether the remaining asset values are recoverable through future operations. When such factors, events or circumstances indicate that

                     SUNBEAM CORPORATION AND SUBSIDIARIES

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

long-lived assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted cash flows over the remaining lives of the assets to measure the recoverability. See Note 8 for a discussion of asset impairment charges in 1996 and Note 15 for a discussion of asset impairment charges anticipated in 1998.


CAPITALIZED INTEREST


     Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives. Total interest costs during 1997 and 1996 amounted to $12.3 million and $14.0 million respectively, of which $0.9 million and $0.4 million respectively, was capitalized into the construction cost of the long-term assets.


AMORTIZATION PERIODS


     Trademarks, trade names and goodwill are being amortized on a straight-line basis over 20 to 40 years.


REVENUE RECOGNITION


     The Company recognizes sales and related cost of goods sold from product sales when title passes to the customers which is generally at the time of shipment. Net sales is comprised of gross sales less provisions for estimated customer returns, discounts, promotional allowances, cooperative advertising allowances and costs incurred by the Company to ship product to customers. Reserves for estimated returns are established by the Company concurrently with the recognition of revenue. Reserves are established based on a variety of factors, including historical return rates, estimates of customer inventory levels, the market for the product and projected economic conditions. The Company monitors these reserves and makes adjustment to them when management believes that actual returns or costs to be incurred differ from amounts recorded. In some situations, the Company has shipped product with the right of return where the Company is unable to reasonably estimate the level of returns and/or the sale is contingent upon the resale of the product. In these situations, the Company does not recognize revenue upon product shipment, but rather when it is reasonably expected the product will not be returned.


WARRANTY COSTS


     The Company provides for warranty costs in amounts it estimates will be needed to cover future warranty obligations for products sold during the year. Estimates of warranty costs are periodically reviewed and adjusted, when necessary, to consider actual experience.


PRODUCT LIABILITY


     The Company provides for product liability costs it estimates will be needed to cover future product liability costs for product sold during the year. Estimates of product liability costs are periodically reviewed and adjusted, when necessary, to consider actual experience, changes in product design, warranty rates and other relevant factors.


INCOME TAXES


     The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. The provision for income taxes includes deferred income taxes

                     SUNBEAM CORPORATION AND SUBSIDIARIES

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

resulting from items reported in different periods for income tax and financial statement purposes. Deferred tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in the period that includes the enactment date. No provision has been made for U.S. income taxes on approximately $45.6 million of cumulative undistributed earnings of foreign subsidiaries at December 28, 1997 since it is the present intention of management to reinvest the undistributed earnings indefinitely in foreign operations.


ADVERTISING COSTS


     Media advertising costs included in Selling, General and Administrative Expense ("SG&A") are expensed as incurred. Allowances provided to customers for cooperative advertising are charged to operations, as earned, based on revenues and are included as a deduction from gross sales in determining net sales.


FOREIGN CURRENCY TRANSLATION


     The assets and liabilities of subsidiaries, other than those operating in highly inflationary economies, are translated into U.S. dollars at year-end exchange rates, with resulting translation gains and losses accumulated in a separate component of shareholders' equity. Income and expense items are converted into U.S. dollars at average rates of exchange prevailing during the year.


     For subsidiaries operating in highly inflationary economies (Venezuela and Mexico), inventories and property, plant and equipment are translated at the rate of exchange on the date the assets were acquired, while other assets and liabilities are translated at year-end exchange rates. Translation adjustments for those operations are included in "Other Expense, net" in the accompanying Consolidated Statements of Operations.


STOCK-BASED COMPENSATION PLANS


     SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION allows either adoption of a fair value method for accounting for stock-based compensation plans or continuation of accounting under Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations with supplemental disclosures.


     The Company has chosen to account for its stock options using the intrinsic value based method prescribed in APB Opinion No. 25 and, accordingly, does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant. Pro forma net income and earnings per share amounts as if the fair value method had been adopted are presented in Note 5. SFAS No. 123 does not impact the Company's results of operations, financial position or cash flows.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

EARNINGS (LOSS) PER SHARE OF COMMON STOCK


     In 1997, the Company adopted SFAS No. 128, EARNINGS PER SHARE. Basic earnings per common share calculations are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding (all related to outstanding stock options and restricted stock discussed in Note 5). The Company's reported primary earnings per share for 1995 has been restated to comply with the requirements of SFAS No. 128. SFAS No. 128 had no impact on the Company's reported loss per share for 1996 and no impact on the diluted earnings per share reported in 1995. The effect of this accounting change on previously reported earnings per share (EPS) for 1995 was as follows:



      Earnings per share from continuing operations
       Primary EPS as reported ....................    $0.45
       Effect of SFAS No. 128 .....................     0.01
       Basic EPS as restated ......................     0.46
      Earnings per share
       Primary EPS as reported ....................    $0.61
       Effect of SFAS No. 128 .....................     0.01
       Basic EPS as restated ......................     0.62

     The following reconciles the weighted average common basic and diluted shares outstanding at the fiscal period ends (in thousands of shares):


                                                             1997        1996        1995
                                                          ----------   --------   ---------
   Basic average common shares outstanding ............     84,945      82,925     81,626
   Dilutive effect of stock options ...................      2,718          --        737
   Dilutive effect of stock warrants ..................         --          --        456
   Effect of restricted stock .........................       (121)         --         --
                                                            ------      ------     ------
   Diluted average common shares outstanding ..........     87,542      82,925     82,819
                                                            ======      ======     ======

     For the year ended December 29, 1996, 1,552,684 shares related to stock options and 78,654 shares related to restricted stock were not included in the diluted average common shares outstanding, as the effect would have been antidilutive.


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


     See Note 15 for new accounting standards issued subsequent to December 28, 1997.


2.  SHAREHOLDERS' EQUITY


     At December 28, 1997, the Company had 200,000,000 shares of $.01 par value common stock authorized and there were 9,404,068 shares of common stock reserved for issuance upon the exercise of outstanding stock options.


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


     In July 1996, the Company sold 321,786 shares of common stock for total proceeds of approximately $4.6 million, and granted 1,100,000 shares of restricted stock in connection with the employment of a new Chairman and Chief Executive Officer and certain other officers of the Company. Compensation expense attributable to the restricted stock awards is being amortized to expense beginning in 1996 over the periods in which the restrictions lapse (which in the case of 333,333 shares, was immediately upon the date of grant, in the case of 666,667 shares, is equally over two years from the date of grant and in the case of the remaining restricted shares, is equally over three years from the dates of grant). The restricted stock award resulted in a $7.7 million charge to SG&A in 1996.


     On February 20, 1998 the Company entered into new three-year employment agreements with its then Chairman and Chief Executive Officer and two other senior officers of the Company. These agreements replaced previous employment agreements entered into in July 1996 that were scheduled to expire in July 1999. Refer to Note 15 for additional information regarding the new employment contracts, including the acceleration of vesting of the 1996 restricted stock grants discussed above.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

2.  SHAREHOLDERS' EQUITY--(CONTINUED)

     Information regarding other changes in shareholders' equity is summarized below (in thousands):



                                                       CURRENCY        MINIMUM
                                                     TRANSLATION       PENSION         UNEARNED
                                                     ADJUSTMENTS      LIABILITY      COMPENSATION        TOTAL
                                                    -------------   -------------   --------------   -------------
   Balance at January 1, 1995 .....................   $  (8,212)      $ (10,927)      $    (979)       $ (20,118)
    Amortization of unearned compensation .........          --              --             582              582
    Increase in minimum pension liability
      (net of tax of $127) ........................          --            (199)             --             (199)
    Translation adjustments .......................      (5,145)             --              --           (5,145)
                                                      ---------       ---------       ---------        ---------
   Balance at December 31, 1995 ...................     (13,357)        (11,126)           (397)         (24,880)
    Grant of restricted stock .....................          --              --         (14,346)         (14,346)
    Amortization of unearned compensation .........          --              --           7,707            7,707
    Decrease in minimum pension liability
      (net of tax of $2,672) ......................          --           4,963              --            4,963
    Translation adjustments .......................       1,246              --              --            1,246
                                                      ---------       ---------       ---------        ---------
   Balance at December 29, 1996 ...................     (12,111)         (6,163)         (7,036)         (25,310)
    Amortization of unearned compensation .........          --              --           5,322            5,322
    Increase in minimum pension liability (net
      of tax of $0. See Note 10)...................          --         (14,050)             --          (14,050)
    Translation adjustments .......................        (739)             --              --             (739)
                                                      ---------       ---------       ---------        ---------
   Balance at December 28, 1997 ...................   $ (12,850)      $ (20,213)      $  (1,714)       $ (34,777)
                                                      =========       =========       =========        =========

3. CREDIT FACILITIES AND LONG-TERM DEBT


     In 1994, the Mississippi Business Finance Corporation ("MBFC") issued $75 million of 7.85% Industrial Development Revenue Notes (the "Notes") maturing serially in eleven equal annual installments beginning June 1999 to certain institutional investors through a private placement. The MBFC loaned the proceeds of the Notes to a subsidiary of the Company under a loan agreement (the "Hattiesburg Loan") restricting the use of such funds to the acquisition, design, construction and equipping of the Hattiesburg, Mississippi manufacturing and distribution center. The Notes are guaranteed by the Company and the Hattiesburg Loan is secured by the Hattiesburg facility. The Notes were repaid in March 1998. (See Note 15.)


     In September 1996 (as subsequently amended), the Company entered into a $500 million syndicated unsecured five year revolving credit facility (the "Credit Agreement") which replaced a previous credit facility of $500 million. In July 1997, the Company reduced the amount of available borrowings under the facility to $250 million. Under the Credit Agreement, the Company can borrow under a competitive bid option, or at a spread above LIBOR (.5% at December 28, 1997) or at a bank base rate. In addition, the Company pays an annual facility fee (.25% at December 28, 1997). The Credit Agreement contains certain financial covenants. In 1998, the Credit Agreement was refinanced and additional debt was incurred as discussed in Note 15, Subsequent Events.


     During 1997, the Company repaid $12.2 million of long-term borrowings related to the divested furniture operations and other assets sold.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

3. CREDIT FACILITIES AND LONG-TERM DEBT--(CONTINUED)

     At December 28, 1997, the aggregate annual principal payments on long-term debt, excluding amounts outstanding under the Credit Agreement, due in each of the years 1998-2002, were $0.7 million, $7.5 million, $7.6 million, $7.6 million and $7.7 million, respectively.


     Long-term debt at the end of each fiscal year consists of the following (in thousands):



                                                                                1997          1996
                                                                            -----------   -----------
   Revolving credit facility, weighted average interest rate of 5.99% and
    5.60% for 1997, and for 1996, respectively ..........................    $110,000      $105,000
   Hattiesburg industrial revenue bond due 2009, fixed interest rate
    of 7.85% ............................................................      75,000        75,000
   Other long-term borrowings, due through 2012, weighted average interest rate of 3.92% and 4.95%, at December 28, 1997 and
    December 29, 1996, respectively .....................................      10,248        22,036
                                                                             --------      --------
                                                                              195,248       202,036
   Less current portion of long-term debt ...............................         668           921
                                                                             --------      --------
   Long-term debt .......................................................    $194,580      $201,115
                                                                             ========      ========

     In December 1997, the Company entered into a revolving trade accounts receivable securitization program, which expires December, 1998 to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable, up to a maximum of $70.0 million. At December 28, 1997, the Company had received approximately $58.9 million from the sale of trade accounts receivable, of which $39.1 million related to sales recorded in fiscal 1997 and the balance related to sales to be recognized in the first quarter of 1998. Accordingly, at December 28, 1997, the accompanying Consolidated Balance Sheet reflects a reduction in accounts receivable of $39.1 million and an increase in other current liabilities of $19.8 million. The proceeds from the sale were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $0.2 million during 1997, and have been classified as interest expense in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.


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


     SHORT AND LONG TERM DEBT--The carrying value of the Company's various debt outstanding as of December 28, 1997 approximates market. The fair value of the Company's fixed rate debt is estimated

                     SUNBEAM CORPORATION AND SUBSIDIARIES

4. FINANCIAL INSTRUMENTS--(CONTINUED)

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


     As of December 29, 1996, $10.0 million of the Company's outstanding floating rate debt was subject to interest rate swap agreements which expired in 1997.


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


5. EMPLOYEE STOCK OPTIONS AND AWARDS


     The Company has one stock-based compensation plan, the Amended and Restated Sunbeam Corporation Stock Option Plan (the "Plan"). Under the Plan, all employees are eligible for grants of options to purchase up to an aggregate of 11,300,000 shares of the Company's common stock at an exercise price equal to or in excess of the fair market value of the stock on the date of grant. The term of each option commences on the date of grant and expires on the tenth anniversary of the date of grant subject to earlier cancellation. Options generally become exercisable over a three to five year period.


     The Plan also provides for the grant of restricted stock awards of up to 200,000 shares, in the aggregate, to employees and non-employee directors. See
Note 2 for a discussion of restricted stock awards made outside the Plan.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

5. EMPLOYEE STOCK OPTIONS AND AWARDS--(CONTINUED)

     In July 1996, options to purchase an aggregate of 3,000,000 shares (of which 2,750,000 options were outstanding at December 28, 1997) were granted outside of the Plan at exercise prices equal to the fair market value of the Company's common stock on the dates of grant in connection with the employment of a then new Chairman and Chief Executive Officer and certain other executive officers of the Company. These outstanding options have terms of ten years and, with respect to options for 2,500,000 shares, are exercisable in three annual installments beginning July 17, 1996. Options for the remaining 250,000 shares still outstanding are exercisable in three annual installments beginning on the first anniversary of the July 22, 1996 grant date. On February 20, 1998 the vesting provisions of the options granted outside the Plan were accelerated. Additional restricted stock grants were made in February 1998, with a portion thereof subsequently terminated. See further description in Note 15.


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



                                          1997           1996           1995
                                       ----------   --------------   ----------
   Net earnings/(loss)
    As reported ....................    $38,301       $ (208,481)     $50,511
    Pro forma ......................    $14,524       $ (218,405)     $49,731
   Diluted earnings/(loss) per share
    As reported ....................    $  0.44       $    (2.51)     $  0.61
    Pro forma ......................    $  0.16       $    (2.63)     $  0.60

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                           1997         1996         1995
                                        ----------   ----------   ----------
   Expected volatility ..............   34.19%       36.78%       36.78%
   Risk-free interest rate ..........   6.36%        6.34%        6.34%
   Dividend yield ...................     .1%          .1%          .1%
   Expected life ....................   6 years      5 years      5 years


                     SUNBEAM CORPORATION AND SUBSIDIARIES

5. EMPLOYEE STOCK OPTIONS AND AWARDS--(CONTINUED)

     A summary of the status of the Company's outstanding stock options as of December 28, 1997, December 29, 1996 and December 31, 1995, and changes during the years ending on those dates is presented below:



                                             1997                             1996                            1995
                               -------------------------------- -------------------------------- -------------------------------
                                                   WEIGHTED                         WEIGHTED                         WEIGHTED
                                                    AVERAGE                          AVERAGE                         AVERAGE
                                    SHARES      EXERCISE PRICE       SHARES      EXERCISE PRICE       SHARES      EXERCISE PRICE
                               --------------- ---------------- --------------- ---------------- --------------- ---------------
PLAN OPTIONS
 Outstanding at
   beginning of year .........     6,271,837        $19.43          4,610,387        $16.67          5,230,221        $14.85
 Granted .....................     3,105,263         32.40          4,061,450         20.39          1,928,500         18.61
 Exercised ...................    (1,549,196)        17.20           (622,994)         7.51         (1,142,348)         6.32
 Canceled ....................    (1,173,836)        21.10         (1,777,006)        18.64         (1,405,986)        21.06
                                  ----------                       ----------                       ----------
 Outstanding at
   end of year ...............     6,654,068         25.61          6,271,837         19.43          4,610,387         16.67
                                  ==========                       ==========                       ==========
 Options exercisable
   at year-end ...............     1,547,198        $19.13          1,655,450        $16.13          1,539,836        $11.47
 Weighted-average fair
   value of options
   granted during
   the year ..................  $      15.46                     $      14.76                     $       8.28
OPTIONS OUTSIDE PLAN
 Outstanding at
   beginning of year .........     2,750,000        $12.43            692,500        $16.70            750,000        $16.70
 Granted .....................            --            --          3,000,000         12.65                 --            --
 Exercised ...................            --            --                 --            --            (57,500)        16.70
 Canceled ....................            --            --           (942,500)        16.27                 --            --
                                ------------                     ------------                     ------------
 Outstanding at
   end of year ...............     2,750,000         12.43          2,750,000         12.43            692,500         16.70
                                ============                     ============                     ============
 Options exercisable
   at year-end ...............     1,750,000        $12.35            833,333        $12.25            505,000        $16.70
 Weighted-average fair
   value of options
   granted during
   the year ..................  $        N/A                     $       5.99                     $        N/A

                     SUNBEAM CORPORATION AND SUBSIDIARIES

5. EMPLOYEE STOCK OPTIONS AND AWARDS--(CONTINUED)

     The following table summarizes information about stock options outstanding at December 28, 1997:



                                                     OPTIONS OUTSTANDING
                                --------------------------------------------------------------
                                    NUMBER           WEIGHTED-AVERAGE
RANGE OF                         OUTSTANDING             REMAINING            WEIGHTED-AVERAGE
EXERCISE PRICES                  AT 12/28/97     CONTRACTUAL LIFE (YEARS)      EXERCISE PRICE
-----------------------------   -------------   --------------------------   -----------------
    $5.00 to $14.99 .........     3,514,556                8.2                     $12.50
   $15.00 to $19.99 .........       485,240                7.4                      16.30
   $20.00 to $24.99 .........     2,090,187                8.2                      22.39
   $25.00 to $29.99 .........     1,786,007                9.0                      25.99
   $30.00 to $34.99 .........       448,468                9.3                      32.01
   $35.00 to $39.99 .........       336,820                9.5                      38.77
   $40.00 to $44.99 .........       680,290                9.7                      42.99
   $45.00 and over ..........        62,500                9.7                      46.22
                                  ---------                ---                     ------
    $5.00 to $49.71 .........     9,404,068                8.5                     $21.76
                                  =========                ===                     ======


                                       OPTIONS EXERCISABLE
                                ---------------------------------
                                    NUMBER
RANGE OF                         EXERCISABLE     WEIGHTED-AVERAGE
EXERCISE PRICES                  AT 12/28/97      EXERCISE PRICE
-----------------------------   -------------   -----------------
    $5.00 to $14.99 .........     2,108,255           $12.08
   $15.00 to $19.99 .........       219,466            16.50
   $20.00 to $24.99 .........       842,601            22.27
   $25.00 and over...........       126,876            26.41
                                  ---------           ------
    $5.00 to $27.36 .........     3,297,198           $15.54
                                  =========           ======

     See Note 15 for certain items related to employee stock options and awards occurring subsequent to December 28, 1997.


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

                     SUNBEAM CORPORATION AND SUBSIDIARIES

7. SUPPLEMENTARY FINANCIAL STATEMENT DATA


     Supplementary Balance Sheet data at the end of each fiscal year is as follows (in thousands):



                                                               1997            1996
                                                          -------------   -------------
   Receivables:
    Trade .............................................    $  250,699      $  227,043
    Sundry ............................................         7,794           2,412
                                                           ----------      ----------
                                                              258,493         229,455
    Valuation allowance ...............................       (30,033)        (19,701)
                                                           ----------      ----------
                                                           $  228,460      $  209,754
                                                           ==========      ==========
   Inventories:
    Finished goods ....................................    $  193,864      $   86,681
    Work in process ...................................        25,679          25,392
    Raw materials and supplies ........................        85,357          52,272
                                                           ----------      ----------
                                                           $  304,900      $  164,345
                                                           ==========      ==========
   Property, plant and equipment:
    Land ..............................................    $    1,793      $    2,524
    Buildings and improvements ........................        98,054          95,619
    Machinery and equipment ...........................       248,138         259,460
                                                           ----------      ----------
    Furniture and fixtures ............................         7,327           8,044
                                                           ----------      ----------
                                                              355,312         365,647
                                                           ----------      ----------
    Accumulated depreciation and amortization .........      (105,788)       (136,254)
                                                           ----------      ----------
                                                           $  249,524      $  229,393
                                                           ==========      ==========
   Trademarks, trade names, goodwill and other:
    Trademarks and trade names ........................    $  237,095      $  245,307
    Goodwill ..........................................        24,687          38,823
    Accumulated amortization ..........................       (56,880)        (57,261)
                                                           ----------      ----------
                                                              204,902         226,869
    Other assets ......................................    $    2,260      $    1,589
                                                           ----------      ----------
                                                           $  207,162      $  228,458
                                                           ==========      ==========

     Inventory and property, plant and equipment in 1996 exclude assets of discontinued operations and other assets held for sale.


     (See Note 15 regarding asset valuation / impairment in 1998.)

                     SUNBEAM CORPORATION AND SUBSIDIARIES

7. SUPPLEMENTARY FINANCIAL STATEMENT DATA--(CONTINUED)

                                                                1997         1996
                                                             ----------   ----------
   Other current liabilities:
    Payrolls, commissions and employee benefits ..........    $ 12,227     $ 16,779
    Advertising and sales promotion ......................      34,749       23,815
    Product warranty .....................................      21,498       23,883
    Accounts receivable securitization liability .........      19,750           --
    Sales returns ........................................       7,846        6,058
    Other ................................................      22,829       14,451
                                                              --------     --------
                                                              $118,899     $ 84,986
                                                              ========     ========
   Other long-term liabilities:
    Accrued postretirement benefit obligation ............    $ 30,394     $ 33,527
    Accrued pension ......................................      10,744           --
    Product liability and workers compensation ...........      41,901       34,870
    Other ................................................      71,261       80,850
                                                              --------     --------
                                                              $154,300     $149,247
                                                              ========     ========

     Supplementary Statements of Operations and Cash Flows data for each fiscal year are summarized as follows (in thousands):



                                                     1997           1996           1995
                                                 ------------   ------------   ------------
   Other expense, net:
    Interest income ..........................    $  (2,561)      $ (1,255)      $ (3,657)
    Other, net ...............................        2,573          4,993          3,830
                                                  ---------       --------       --------
                                                  $      12       $  3,738       $    173
                                                  =========       ========       ========
   Advertising and sales promotion ...........    $  71,151       $ 72,313       $ 57,274
                                                  =========       ========       ========
   Cash paid (received) during the period for:
    Interest (net of capitalization) .........    $  13,058       $ 13,397       $ 12,555
                                                  =========       ========       ========
    Income taxes (net of refunds) ............    $ (44,508)      $   (540)      $ 13,936
                                                  =========       ========       ========

NON-CASH TRANSACTIONS


     In connection with a warehouse expansion related to the electric blanket business, the Company entered into a $5 million capital lease obligation in 1996.


8. RESTRUCTURING AND ASSET IMPAIRMENT (BENEFIT) CHARGES


     In November 1996, the Company announced the details of a restructuring plan. The plan included the consolidation of administrative functions within the Company, the reduction of manufacturing and warehouse facilities, the centralization of the Company's procurement function, and reduction of the Company's product offerings and stock keeping units ("SKU's"). The Company also announced plans to divest several lines of business (see Note 9).


     As part of the restructuring plan, the Company consolidated six divisional and regional headquarters functions into a single worldwide corporate headquarters in Delray Beach, Florida and

                     SUNBEAM CORPORATION AND SUBSIDIARIES

8. RESTRUCTURING AND ASSET IMPAIRMENT (BENEFIT) CHARGES--(CONTINUED)

outsourced certain back office activities resulting in a reduction in total back-office/administrative headcount. Overall, the restructuring plan called for a reduction in the number of production facilities from 26 to 8 and the elimination of over 6,000 positions from the Company's workforce, including 3,300 from the disposition of certain business operations and the elimination of approximately 2,800 other positions. The Company completed the major phases of the restructuring plan by July 1997.


     In conjunction with the implementation of the restructuring plan, the Company recorded a pre-tax charge of approximately $239.2 million in the fourth quarter of 1996. This amount is recorded as follows in the accompanying Consolidated Statement of Operations: $110.1 million in Restructuring and Asset Impairment Charges, as further described below; $60.8 million in Cost of Goods Sold related principally to inventory write-downs as a result of a reduction in SKU's and costs of inventory liquidation programs; $10.1 million in Selling, General and Administrative Expense, principally for costs relating to outsourcing and package redesign, and $58.2 million ($39.1 million net of taxes) in Loss on Sale of Discontinued Operations related to the divestiture of its furniture business. In 1997, upon completion of the sale of the furniture business, the Company recorded an additional pre-tax loss of $22.5 million from discontinued operations ($14.0 million net of taxes) due primarily to lower than anticipated sales proceeds. (See Note 9.)


     The amounts accrued at December 29, 1996, relating to Restructuring and Asset Impairment Charges recorded in fiscal 1996, exceeded amounts ultimately required. Accordingly, the fiscal 1997 Consolidated Statement of Operations includes $14.6 million of benefit related to the reversal of accruals no longer required. Of the total benefit, $5.8 million was recorded in the third quarter and $8.8 million in the fourth quarter of 1997.


     Amounts included in Restructuring and Asset Impairment Charges in 1996 in the accompanying Consolidated Statement of Operations include cash items such as severance and other employee costs of $24.7 million, lease obligations and other exit costs associated with facility closures of $16.7 million, and other costs related to the implementation of the restructuring plan. Non-cash Restructuring and Asset Impairment Charges in 1996 included $68.7 million related to asset write-downs to net realizable value for disposals of excess facilities and equipment and certain product lines, write-offs of redundant computer systems from the administrative back-office consolidations and outsourcing initiatives and intangible, packaging and other asset write-downs related to exited product lines and SKU reductions. The following table sets forth the details and the cumulative activity in the restructuring accrual as of December 28, 1997 (in millions):



                                                 ACCRUAL BALANCE                                                 ACCRUAL BALANCE
                                                 AT DECEMBER 29,        CASH         NON-CASH                    AT DECEMBER 28,
                                                       1996          REDUCTIONS     REDUCTIONS     REVERSALS          1997
                                                -----------------   ------------   ------------   -----------   ----------------
Severance and other
  employee costs ............................         $19.1             $10.0          $  --         $ 7.9            $1.2
Closure and consolidation of
  facilities and related exit costs .........          32.6              11.2           10.7           6.7             4.0
                                                      -----             -----          -----         -----            ----
Total .......................................         $51.7             $21.2          $10.7         $14.6            $5.2
                                                      =====             =====          =====         =====            ====

     During 1997, the Company recorded SG&A charges of $15.8 million for equipment relocation, severance, package redesign and other items related to the 1996 restructuring plan.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

9. DISCONTINUED OPERATIONS AND OTHER ASSETS HELD FOR SALE


     As part of the restructuring plan, the Company also announced the divestiture of the furniture business, by a sale of assets. In February 1997, the Company entered into an agreement to sell the business to U.S. Industries, Inc. which was completed on March 17, 1997. In connection with the sale of these assets (primarily inventory, property, plant and equipment), the Company received $69 million in cash. The Company retained accounts receivable related to the furniture business of approximately $50.0 million as of the closing date and retained certain liabilities.


     In connection with the furniture divestiture, the Company recorded a provision for estimated losses to be incurred on the sale of $39.1 million in 1996, net of applicable income tax benefits of $19.9 million and an additional loss of $14.0 million, net of applicable income tax benefits of $8.5 million in the first quarter of 1997 predominately as a result of lower than anticipated sales proceeds. Although the discontinued furniture operations were profitable, net income had declined from $21.7 million in 1994 to $0.8 million in 1996. This decline, along with the Company's announcement that it intended to divest this line of business contributed to the loss on sale. Results of operations from the discontinued furniture business were $0.8 million in 1996 and $12.9 million in 1995, net of applicable income taxes of $0.5 million and $7.9 million, respectively. Earnings from the discontinued furniture business in 1997 were not material. Revenues for the discontinued furniture business were $51.6 million in 1997, $227.5 million in 1996 and $185.6 million in 1995.
Revenues and expenses related to the furniture business are excluded from results from continuing operations and are presented as a single line item, Earnings from Discontinued Operations, net of taxes, in the Consolidated Statements of Operations.


     At December 29, 1996, the Net Assets of Discontinued Operations and Other Assets Held for Sale as presented in the accompanying Consolidated Balance Sheet were (in thousands):


       Current assets ............................    $ 40,435
       Property, plant and equipment .............      62,412
                                                      --------
        Total assets .............................     102,847
       Current liabilities .......................      10,323
                                                      --------
        Total liabilities ........................      10,323
                                                      --------
        Net Assets of Discontinued Operations
          and Other Assets Held for Sale .........    $ 92,524
                                                      ========

     In addition to the furniture business divestiture, the Company also completed the sale of other product lines and assets in 1997 as part of its restructuring plan, including time and temperature products, Counselor/registered trademark/ and Borg/registered trademark/ scales and a textile facility. Losses incurred on the disposal of these assets, which consist primarily of write-downs of assets to net realizable value, are included in Restructuring and Asset Impairment Charges in 1996 in the Consolidated Statements of Operations as described in Note 8.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

10. INCOME TAXES


     Earnings (loss) from continuing operations before income taxes for each fiscal year is summarized as follows (in thousands):



                            1997           1996           1995
                         ----------   --------------   ----------
   Domestic ..........    $80,946       $ (244,255)     $54,646
   Foreign ...........     11,724          (17,550)       5,989
                          -------       ----------      -------
                          $92,670       $ (261,805)     $60,635
                          =======       ==========      =======

     Income tax provisions include current and deferred taxes (tax benefits) for each fiscal year as follows (in thousands):



                            1997            1996           1995
                        ------------   -------------   ------------
   Current:
    Federal .........     $ (3,421)      $ (22,924)      $ (1,329)
    State ...........        3,266            (202)        (1,402)
    Foreign .........        1,683             707            626
                          --------       ---------       --------
                             1,528         (22,419)        (2,105)
                          --------       ---------       --------
   Deferred:
    Federal .........       30,554         (57,211)        23,127
    State ...........        3,962         (11,050)         1,962
    Foreign .........        4,308            (945)            57
                          --------       ---------       --------
                            38,824         (69,206)        25,146
                          --------       ---------       --------
                          $ 40,352       $ (91,625)      $ 23,041
                          ========       =========       ========

     A reconciliation of income tax expense (benefit) with the expected income tax computed by applying the federal statutory income tax rate to earnings
(loss) from continuing operations before income taxes for each fiscal year is as follows (in thousands):



                                                                       1997            1996          1995
                                                                   ------------   -------------   ----------
   Income tax computed at the federal statutory
    tax rate ...................................................    $  32,435       $ (91,631)     $21,222
   State and local taxes (net of federal benefit) ..............        4,698          (7,313)         364
   Foreign earnings and dividends taxed at other rates .........        1,888           5,967          419
   Valuation allowance .........................................       18,900              --           --
   Reversal of tax liabilities no longer required ..............      (13,333)             --           --
   Other, net ..................................................       (4,236)          1,352        1,036
                                                                    ---------       ---------      -------
                                                                    $  40,352       $ (91,625)     $23,041
                                                                    =========       =========      =======

                     SUNBEAM CORPORATION AND SUBSIDIARIES

10. INCOME TAXES--(CONTINUED)

     The major components of the Company's net current deferred tax asset and net long-term deferred tax liability at the end of each fiscal year are as follows (in thousands):



                                                            1997                              1996
                                               -------------------------------   ------------------------------
                                                   CURRENT         LONG-TERM         CURRENT        LONG-TERM
                                                DEFERRED TAX     DEFERRED TAX     DEFERRED TAX     DEFERRED TAX
                                                    ASSET          LIABILITY          ASSET         LIABILITY
                                               --------------   --------------   --------------   -------------
   Operating reserves and accruals .........     $  16,701        $  33,514          $51,685        $  28,447
   Book/tax basis difference in
    intangible assets ......................            --          (70,881)              --          (72,587)
   Book/tax basis difference in
    other assets ...........................        10,047          (24,842)          19,276          (13,406)
   Reserves and accruals for
    divested operations ....................         3,872           20,832            8,905           24,043
   Valuation allowances ....................       (39,772)          16,561               --               --
   Other ...................................         9,152           19,974            5,201          (18,805)
                                                 ---------        ---------          -------        ---------
                                                 $      --        $  (4,842)         $85,067        $ (52,308)
                                                 =========        =========          =======        =========

     The Company establishes valuation allowances in accordance with the provisions of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. The Company continually reviews the adequacy of the valuation allowances and recognizes tax benefits when it is more likely than not that the benefits will be realized. In the fourth quarter of 1997, the Company increased the valuation allowance by $23.2 million reflecting management's assessment that it is more likely than not that the net deferred tax asset will not be realized through future taxable income. Of this amount, approximately $18.9 million related to deferred tax assets, the majority of which was recognized as a benefit in the first three quarters of 1997. The remainder, or $4.3 million, related to minimum pension liabilities and was therefore recorded as an adjustment in shareholders' equity.


11. CUSTOMER AND GEOGRAPHIC DATA


     Classes of products which contributed more than 10% to consolidated net sales were outdoor home use durable products and indoor home use durable products. Sales of outdoor home use durable products amounted to $292.1 million in 1997, $256.9 million in 1996 and $269.0 million in 1995. Sales of indoor home use durable products were $781.0 million in 1997, $680.7 million in 1996 and $688.3 million in 1995.


     The Company's largest customer accounted for approximately 20% of consolidated net sales in 1997 and 19% in 1996 and 1995.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

11. CUSTOMER AND GEOGRAPHIC DATA--(CONTINUED)

     The Company's operations are conducted in the United States and international markets, principally in Latin America. Information about the Company's domestic and international operations for each fiscal year is as follows (in thousands):



                                                                1997            1996             1995
                                                           -------------   --------------   -------------
   Net sales:
    Domestic ...........................................    $  843,518       $  800,969      $  829,423
    International (includes U.S. export sales) .........       229,572          183,267         187,460
                                                            ----------       ----------      ----------
                                                            $1,073,090       $  984,236      $1,016,883
                                                            ==========       ==========      ==========
   Operating earnings (loss):
    Domestic ...........................................    $   91,108       $ (207,765)     $   70,423
    International (includes U.S. export sales) .........        43,011           (3,078)         24,301
                                                            ----------       ----------      ----------
                                                               134,119         (210,843)         94,724
    Unallocated expenses and eliminations ..............       (30,056)         (33,636)        (24,479)
                                                            ----------       ----------      ----------
                                                            $  104,063       $ (244,479)     $   70,245
                                                            ==========       ==========      ==========
   Identifiable assets:
    Domestic ...........................................    $  862,399       $  768,282      $1,040,591
    International ......................................       129,883           73,675          67,563
                                                            ----------       ----------      ----------
                                                               992,282          841,957       1,108,154
    Corporate assets ...................................        66,646          217,491          50,530
                                                            ----------       ----------      ----------
                                                            $1,058,928       $1,059,448      $1,158,684
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

                     SUNBEAM CORPORATION AND SUBSIDIARIES

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


     The Company currently is engaged in active remediation activities at nine sites, four of which are among the Environmental Sites referred to above, and five of which have not been designated as Superfund sites under federal or state law. In addition, the Company is engaged in environmental remediation activities at a site in Newburgh Heights, Ohio, where a subsidiary formerly conducted operations. The Company has been actively cooperating with the United States Nuclear Regulatory Commission and state regulatory authorities in developing a plan for remediation of this site; which remediation is expected to be substantially completed during 1998.


     The Company has established reserves, in accordance with SFAS No. 5, Accounting for Contingencies, to cover the anticipated probable costs of remediation, based upon periodic reviews of all sites for which the Company has, or may have remediation responsibility. As of December 28, 1997, and December 29, 1996, the amount of such reserves was less than 5% of the Company's total liabilities as set forth in the consolidated financial statements. Liability under the Superfund law is joint and several and is imposed on a strict basis, without regard to degree of negligence or culpability. As a result, the Company recognizes its responsibility to determine whether other PRP's at a Superfund site are financially capable of paying their respective shares of the ultimate cost of remediation of the site. Whenever the Company has determined that a particular PRP is not financially responsible, it has assumed for purposes of establishing reserve amounts that such PRP will not pay its respective share of the costs of remediation. To minimize the Company's potential liability with respect to the Environmental Sites, the Company has actively participated in steering committees and other groups of PRP's established with respect to such sites. The Company continues to pursue the recovery of some environmental remediation costs from certain of its liability insurance carriers; however, such potential recoveries have not been offset against potential liabilities and have not been considered in determining the Company's environmental reserves.


     Due to uncertainty over remedial measures to be adopted at some sites, the possibility of changes in environmental laws and regulations and the fact that joint and several liability with the right of contribution is possible at federal and state Superfund sites, the Company's ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of December 28, 1997. In the fourth quarter of 1996 a comprehensive review of all environmental exposures was performed, and the Company accelerated its strategy for the resolution and settlement of certain environmental claims. As a result, the Company recorded additional environmental reserves of approximately $9.0 million in the fourth quarter of 1996. The Company believes, based on existing information, that the costs of completing environmental remediation of all sites for which the Company has a remediation responsibility have been adequately reserved, and that the ultimate resolution of these matters will not have a material adverse effect upon the Company's financial condition, results of operations or cash flows.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

12. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

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


LETTERS OF CREDIT


     At December 28, 1997, standby letters of credit aggregating $29 million were outstanding, primarily for insurance, environmental and workers' compensation issues.


CERTAIN DEBT OBLIGATIONS


     Responsibility for servicing certain debt obligations of the Company's predecessor were assumed by third parties in connection with the acquisition of former businesses, although the Company's predecessor remained the primary obligor in accordance with the respective loan documents. Such obligations, which amounted to approximately $19.0 million at December 28, 1997, and the corresponding receivables from the third parties, are not included in the consolidated balance sheets since these transactions occurred prior to the issuance of SFAS No. 76, Extinguishment of Debt. Management believes that the third parties will continue to meet their obligations pursuant to the assumption agreements.


LITIGATION


     The Company is involved in various lawsuits arising from time to time in the ordinary course of business and/or related to divested operations of the Company. The Company has established reserves, in accordance with SFAS No. 5, Accounting for Contingencies, to cover the anticipated probable costs of litigation matters, based upon periodic reviews of all cases.


     In the fourth quarter of 1996, the Company recorded a $12.0 million charge related to a case for which an adverse development arose near year-end. In 1997, this case was favorably resolved and, as a result, $8.1 million of the charge established in 1996 was reversed into income primarily in the fourth quarter of 1997.


     The Company believes, based on existing information, that anticipated probable costs of litigation matters existing as of December 31, 1997 have been adequately reserved, and that the ultimate resolution of these matters will not have a material adverse effect upon the Company's financial condition, results of operations or cash flows. See Note 15 for additional information regarding litigation.


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

                     SUNBEAM CORPORATION AND SUBSIDIARIES

12. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

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


     Historically, product liability awards have rarely exceeded the Company's individual per occurrence self-insured retention. There can be no assurance, however, that the Company's future product liability experience will be consistent with its past experience. Based on existing information, the Company believes that the ultimate conclusion of the various pending product liability claims and lawsuits of the Company, individually or in the aggregate, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.


PURCHASE COMMITMENT


     In conjunction with the sale of the Biddeford, Maine textile mill in 1997, the Company entered into a five-year agreement to purchase blanket shells from the mill. The agreement provides for a minimum purchase commitment each year of the contract. As of December 28, 1997, the Company had remaining minimum commitments under the contract of approximately $107 million.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

13. RESTATEMENT


     Subsequent to the issuance of the Company's Consolidated Financial Statements for the fiscal years ended December 28, 1997 and December 29, 1996, it was determined that the reported results generally inflated 1997 results at the expense of 1996 results. Upon examination, it was determined certain revenue was improperly recognized (principally "bill and hold" and guaranteed sales transactions), certain costs and allowances were not accrued or were improperly recorded (principally allowances for returns, cooperative advertising, and customer charge-backs as well as deductions and reserves for product liability and warranty expense) and certain costs were inappropriately included in, and subsequently charged to, restructuring, asset impairment and other costs within the Consolidated Statement of Operations. As a result, the accompanying Consolidated Financial Statements as of December 28, 1997 and December 29, 1996, and for the years then ended, present the restated results.


     A summary of the effects of the restatement follows (in thousands, except per share data):



                                                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                              FISCAL YEARS ENDED
                                                        ---------------------------------------------------------------
                                                                 DECEMBER 28,                     DECEMBER 29,
                                                                     1997                             1996
                                                        ------------------------------   ------------------------------
                                                              AS                               AS
                                                          PREVIOUSLY           AS          PREVIOUSLY           AS
                                                           REPORTED         RESTATED        REPORTED         RESTATED
                                                        --------------   -------------   --------------   -------------
Net sales ...........................................     $1,168,182      $1,073,090       $  984,236      $  984,236
Cost of goods sold ..................................        837,683         830,956          900,573         896,938
Selling, general and administrative expense .........        131,056         152,653          214,029         221,655
Restructuring and asset impairment
  (benefit) charges .................................             --         (14,582)         154,869         110,122
                                                          ----------      ----------       ----------      ----------
Operating earnings (loss) ...........................        199,443         104,063         (285,235)       (244,479)
Interest expense ....................................         11,381          11,381           13,588          13,588
Other (income) expense, net .........................         (1,218)             12            3,738           3,738
                                                          ----------      ----------       ----------      ----------
Earnings (loss) from continuing operations
  before income taxes ...............................        189,280          92,670         (302,561)       (261,805)
Income taxes (benefit) ..............................         66,152          40,352         (105,890)        (91,625)
                                                          ----------      ----------       ----------      ----------
Earnings (loss) from continuing operations ..........        123,128          52,318         (196,671)       (170,180)
Loss from discontinued operations, net ..............        (13,713)        (14,017)         (31,591)        (38,301)
                                                          ----------      ----------       ----------      ----------
Net earnings (loss) .................................     $  109,415      $   38,301       $ (228,262)     $ (208,481)
                                                          ==========      ==========       ==========      ==========
Earnings (loss) per share of common stock
  from continuing operations:
 Basic ..............................................     $     1.45      $     0.62       $    (2.37)     $    (2.05)
 Diluted ............................................     $     1.41      $     0.60       $    (2.37)     $    (2.05)
Loss from discontinued operations:
 Basic ..............................................     $    (0.16)     $    (0.17)      $    (0.38)     $    (0.46)
 Diluted ............................................     $    (0.16)     $    (0.16)      $    (0.38)     $    (0.46)
Net earnings (loss) per share of common stock:
 Basic ..............................................     $     1.29      $     0.45       $    (2.75)     $    (2.51)
 Diluted ............................................     $     1.25      $     0.44       $    (2.75)     $    (2.51)

                     SUNBEAM CORPORATION AND SUBSIDIARIES

13. RESTATEMENT--(CONTINUED)

                                                                            CONSOLIDATED BALANCE SHEETS
                                                          ---------------------------------------------------------------
                                                                AS OF DECEMBER 28,               AS OF DECEMBER 29,
                                                                       1997                             1996
                                                          ------------------------------   ------------------------------
                                                                AS                               AS
                                                            PREVIOUSLY           AS          PREVIOUSLY           AS
                                                             REPORTED         RESTATED        REPORTED         RESTATED
                                                          --------------   -------------   --------------   -------------
ASSETS
 Cash and cash equivalents ............................     $   52,378      $   52,298       $   11,526      $   11,526
 Receivables, net .....................................        295,550         228,460          213,438         209,754
 Inventories ..........................................        256,180         304,900          162,252         164,345
 Net assets of discontinued operations and
   other assets held for sale .........................             --              --          102,847          92,524
 Deferred income taxes ................................         36,706              --           93,689          85,067
 Prepaid expenses and other current assets ............         17,191          16,584           40,411          38,381
                                                            ----------      ----------       ----------      ----------
   Total current assets ...............................        658,005         602,242          624,163         601,597
 Property, plant and equipment, net ...................        240,897         249,524          220,088         229,393
 Trademarks, trade names, goodwill and
   other net ..........................................        221,382         207,162          228,458         228,458
                                                            ----------      ----------       ----------      ----------
   Total assets .......................................     $1,120,284      $1,058,928       $1,072,709      $1,059,448
                                                            ==========      ==========       ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current portion of long-term debt ....................     $      668      $      668       $      921      $      921
 Accounts payable .....................................        105,580         108,374          107,319         104,113
 Restructuring accrual ................................         10,938           5,186           63,834          51,725
 Other current liabilities ............................         80,913         118,899           99,509          84,986
                                                            ----------      ----------       ----------      ----------
   Total current liabilities ..........................        198,099         233,127          271,583         241,745
 Long-term debt .......................................        194,580         194,580          201,115         201,115
 Other long-term liabilities ..........................        141,109         154,300          152,451         149,247
 Deferred income taxes ................................         54,559           4,842           52,308          52,308
 Preferred stock ......................................             --              --               --              --
 Common stock .........................................            900             900              884             884
 Paid-in capital ......................................        483,384         479,200          447,948         447,948
 Retained earnings ....................................        141,134          89,801           35,118          54,899
 Other ................................................        (30,436)        (34,777)         (25,310)        (25,310)
 Treasury stock .......................................        (63,045)        (63,045)         (63,388)        (63,388)
                                                            ----------      ----------       ----------      ----------
   Total shareholders' equity .........................        531,937         472,079          395,252         415,033
                                                            ----------      ----------       ----------      ----------
   Total liabilities and shareholders' equity .........     $1,120,284      $1,058,928       $1,072,709      $1,059,448
                                                            ==========      ==========       ==========      ==========

                     SUNBEAM CORPORATION AND SUBSIDIARIES

14. UNAUDITED QUARTERLY FINANCIAL DATA


                                                                            FISCAL 1997(A)
                                    ----------------------------------------------------------------------------------------------
                                             FIRST                  SECOND                   THIRD                  FOURTH
                                            QUARTER                 QUARTER                 QUARTER                QUARTER
                                    ----------------------- ----------------------- ----------------------- ----------------------
                                         AS                      AS                      AS                      AS
                                     PREVIOUSLY      AS      PREVIOUSLY      AS      PREVIOUSLY      AS      PREVIOUSLY      AS
                                      REPORTED    RESTATED    REPORTED    RESTATED    REPORTED    RESTATED    REPORTED    RESTATED
                                    ------------ ---------- ------------ ---------- ------------ ---------- ------------ ---------
                                                             (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Net sales .........................   $ 253.5     $ 252.5      $287.6      $271.4      $289.0      $286.8      $338.1     $262.4
Gross profit ......................      67.7        58.3        74.5        55.3        88.8        76.5        99.5       52.1
Operating earnings ................      34.7        17.1        43.0        16.8        54.9        45.1        66.8       25.1
Earnings from
 continuing operations ............      20.6         9.0        26.2         8.7        34.6        27.5        41.7        7.1
Basic earnings per share from
 continuing operations(c) .........   $  0.24     $  0.11      $ 0.31      $ 0.10      $ 0.41      $ 0.32      $ 0.49     $ 0.08
Diluted earnings per share from
 continuing operations(c) .........      0.24        0.11        0.30        0.10        0.39        0.31        0.47       0.08
Earnings from discontinued
 operations, net of taxes .........        --          --          --          --          --          --          --         --
(Loss) benefit on sale of
 discontinued operations,
 net of taxes .....................     (13.7)      (13.7)         --          --          --        (2.7)         --        2.4
Net earnings (loss) ...............       6.8        (4.7)       26.2         8.7        34.6        24.8        41.8        9.5
Basic earnings (loss) benefit
 per share(c) .....................      0.08       (0.06)       0.31        0.10        0.41        0.29        0.49       0.11
Diluted earnings (loss)
 per share(c) .....................      0.08       (0.06)       0.30        0.10        0.39        0.28        0.47       0.11


                                                        FISCAL 1996(A)
                                        -----------------------------------------------
                                                 FIRST                  SECOND
                                                QUARTER                 QUARTER
                                        ----------------------- -----------------------
                                             AS                      AS
                                         PREVIOUSLY      AS      PREVIOUSLY      AS
                                          REPORTED    RESTATED    REPORTED    RESTATED
                                        ------------ ---------- ------------ ----------
                                         (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Net sales .............................    $229.7      $229.7      $253.9      $253.9
Gross profit (loss) ...................      48.1        48.1        47.2        47.2
Operating earnings (loss)(b) ..........      15.5        15.5         9.2         9.2
Earnings (loss) from
 continuing operations ................       6.7         6.7         2.8         2.8
Basic earnings (loss) per share
 from continuing operations(c) ........    $ 0.08      $ 0.08      $ 0.03      $ 0.03
Diluted earnings (loss) per share
 from continuing operations(c) ........      0.08        0.08        0.03        0.03
Earnings (loss) from discontinued
 operations, net of taxes .............      10.7        10.7         4.4         4.4
Loss on sale of discontinued
 operations, net of taxes .............        --          --          --          --
Net earnings (loss) ...................      17.4        17.4         7.2         7.2
Basic earnings (loss)
 per shares(c) ........................      0.21        0.21        0.09        0.09
Diluted earnings
 (loss) pershare(c) ...................      0.21        0.21        0.09        0.09



                                                           FISCAL 1996(A)
                                        -----------------------------------------------------
                                                 THIRD                     FOURTH
                                                QUARTER                    QUARTER
                                        ----------------------- -----------------------------
                                             AS                         AS
                                         PREVIOUSLY      AS         PREVIOUSLY         AS
                                          REPORTED    RESTATED       REPORTED       RESTATED
                                        ------------ ---------- ----------------- -----------
                                            (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Net sales .............................   $ 231.8     $ 231.8      $    268.8      $  268.8
Gross profit (loss) ...................      28.8        28.8           (40.5)        (36.8)
Operating earnings (loss)(b) ..........     (20.7)      (20.7)         (289.2)(b)    (248.4)
Earnings (loss) from
 continuing operations ................     (15.8)      (15.8)         (190.4)       (163.9)
Basic earnings (loss) per share
 from continuing operations(c) ........   $ (0.19)    $ (0.19)     $    (2.29)     $  (1.97)
Diluted earnings (loss) per share
 from continuing operations(c) ........     (0.19)      (0.19)          (2.29)        (1.97)
Earnings (loss) from discontinued
 operations, net of taxes .............      (2.3)       (2.3)          (12.0)        (12.0)
Loss on sale of discontinued
 operations, net of taxes .............        --          --           (32.4)        (39.1)
Net earnings (loss) ...................     (18.1)      (18.1)         (234.8)       (215.0)
Basic earnings (loss)
 per shares(c) ........................     (0.22)      (0.22)          (2.83)        (2.59)
Diluted earnings
 (loss) pershare(c) ...................     (0.22)      (0.22)          (2.83)        (2.59)

----------------
(a) Each quarter consists of a 13-week period.
(b) Refer to Notes 8 and 9 regarding the Company's 1996 restructuring plan.
(c) Reflects the adoption of SFAS No. 128, EARNINGS PER SHARE.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

14. UNAUDITED QUARTERLY FINANCIAL DATA--(CONTINUED)

     During the first, second, third and fourth quarters of fiscal 1997, approximately $0.5 million, $4.5 million, $1.5 million and $21.5 million, respectively, of pre-tax liabilities no longer required were reversed and taken into income. Included in these reserves is the $8.1 million litigation reserve reversal discussed in Note 12. Additionally, during the fourth quarter of fiscal 1997, approximately $13.3 million of tax liabilities no longer required were reversed and taken into income.


15. SUBSEQUENT EVENTS (UNAUDITED)


NEW EMPLOYMENT AGREEMENTS


     On February 20, 1998 the Company entered into new three-year employment agreements with its then Chairman and Chief Executive Officer and two other senior officers of the Company. These agreements replaced previous employment agreements entered into in July 1996 that were scheduled to expire in July 1999.


     The new employment agreement for the Company's then Chairman provided for, among other items, the acceleration of vesting of 200,000 shares of restricted stock and the forfeiture of the remaining 133,333 shares of unvested restricted stock granted under the July 1996 agreement as further described in Note 2, a new equity grant of 300,000 shares of unrestricted stock, a new grant of a ten-year option to purchase 3,750,000 shares of the Company's common stock with an exercise price equal to the fair market value of the stock at the date of grant and exercisable in three equal annual installments beginning on the date of grant and the acceleration of vesting of 833,333 outstanding stock options granted under the July 1996 agreement as further described in Note 5. In addition, the new employment agreement with the then Chairman and Chief Executive Officer provided for income tax gross-ups with respect to any tax assessed on the equity grant and acceleration of vesting of restricted stock.


     The new employment agreements with the two other then senior officers provided for, among other items, the grant of a total of 180,000 shares of restricted stock that vest in four equal annual installments beginning the date of grant, the acceleration of vesting of 44,000 shares of restricted stock and the forfeiture of the remaining 29,332 shares of unvested restricted stock granted under the July 1996 agreements, new grants of ten-year options to purchase a total of 1,875,000 shares of the Company's common stock with an exercise price equal to the fair market value of the stock at the date of grant and exercisable in four equal annual installments beginning on the date of grant and the acceleration of vesting of 383,334 outstanding stock options granted under the July 1996 agreements. In addition, the new employment agreements provided for income tax gross-ups with respect to any tax assessed on the restricted stock grants and acceleration of vesting of restricted stock.



     Compensation expense attributed to the equity grant, the acceleration of vesting of restricted stock and the related income tax gross-ups will be recognized in the first quarter of 1998 and compensation expense related to the new restricted stock grants and related tax gross-ups will be amortized to expense beginning in the first quarter of 1998 over the period in which the restrictions lapse. Total compensation expense to be recognized in the first quarter of 1998 related to these items is expected to be approximately $31 million.


     On June 15, 1998, the Company's Board of Directors announced the removal of the then Chairman and Chief Executive Officer and subsequently announced the removal or resignation of other senior

                     SUNBEAM CORPORATION AND SUBSIDIARIES

15. SUBSEQUENT EVENTS (UNAUDITED)--(CONTINUED)

officers, including the Company's Chief Financial Officer. In connection with the removal or resignation of the senior officers and the termination of their restricted stock grants the unamortized portion of the deferred compensation expense attributable to the restricted stock grants, will be reversed and compensation expense of approximately $0.9 million recognized in the first quarter for unvested restricted stock grants will be reversed into income in the second and third quarters of 1998. Other costs related to the resignations and terminations will be recognized, as appropriate, in 1998. The Company and certain of its former officers are in disagreement as to the Company's obligations to these individuals under prior employment agreements and arising from their terminations. The Board of Directors has installed a new Chief Executive Officer and senior management team.


ACQUISITIONS


     On March 30, 1998, the Company, through a wholly-owned subsidiary, acquired approximately 81% of the total number of then outstanding shares of common stock of The Coleman Company, Inc. ("Coleman"), from a subsidiary of MacAndrews & Forbes Holdings, Inc. ("M&F"), in exchange for 14,099,749 shares of the Company's common stock and approximately $160 million in cash as well as the assumption of $1,016 million in debt. Coleman is a leading manufacturer and marketer of consumer products for the worldwide outdoor recreation market. Its products have been sold domestically under the Coleman/registered trademark/ brand name since the 1920's.


     On August 12, 1998, the Company announced that, following investigation and negotiation conducted by a Special Committee of the Board consisting of four outside directors not affiliated with M&F, the Company had entered into a settlement agreement with a subsidiary of M&F pursuant to which the Company was released from certain threatened claims of M&F and its affiliates arising from the Coleman acquisition and M&F agreed to provide certain management personnel and assistance to the Company in exchange for the issuance to the M&F subsidiary of five-year warrants to purchase up to 23 million shares of the Company's common stock at an exercise price of $7.00 per share, subject to anti-dilution provisions. The financial statement impact of the settlement, which will be material in amount, will be recorded in the third quarter of 1998.


     The Company expects to acquire the remaining equity interest in Coleman pursuant to a merger transaction in which the existing Coleman minority shareholders will receive .5677 shares of the Company's common stock and $6.44 in cash for each share of Coleman common stock outstanding. In addition, unexercised options under Coleman's stock option plans will be cashed out at a price per share equal to the difference between $27.50 and the exercise price of such options. The Company expects to issue approximately 6.7 million shares of common stock and expend approximately $87 million in cash to complete the Coleman acquisition. (See Litigation and Further Actions below.)


     On April 6, 1998, the Company completed the cash acquisitions of First Alert, Inc. ("First Alert"), a leading manufacturer of smoke and carbon monoxide detectors, and Signature Brands USA, Inc. ("Signature Brands"), a leading manufacturer of a comprehensive line of consumer and professional products. The First Alert and the Signature Brands acquisitions were valued at approximately $178 million and $253 million, respectively, including the assumption of debt.


     The above acquisitions will be accounted for by the purchase method of accounting and the results of operations of the acquired entities will be included in the Company's Consolidated Statement of Operations from the respective acquisition dates.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

15. SUBSEQUENT EVENTS (UNAUDITED)--(CONTINUED)

DEBENTURES AND NEW CREDIT FACILITY


     In order to finance the above acquisitions, and refinance substantially all of the indebtedness of the Company, Coleman, First Alert, and Signature Brands, the Company consummated: (i) an offering (the "Offering") of Zero Coupon Convertible Senior Subordinated Debentures due 2018 (the "Debentures") at a yield to maturity of 5% (approximately $2,014 million principal amount at maturity) in March 1998, which resulted in approximately $730 million of net proceeds and, (ii) entered into a revolving and term credit facility ("New Credit Facility") in April 1998.


     The Debentures are exchangeable for shares of the Company's common stock at an initial conversion rate of 6.575 shares for each $1,000 principal amount at maturity of the Debentures, subject to adjustment upon occurrence of certain events. The Company was required to file a registration statement with the Securities and Exchange Commission to register the Debentures by June 23, 1998, which registration statement has not been filed. From June 23, 1998 until the day on which the registration statement is filed and declared effective, the Company is required to pay to the Debenture holders cash liquidated damages accruing, for each day during such period, at a rate per annum equal to 0.25% during the first 90 days and 0.50% thereafter multiplied by the total of the issue price of the Debentures plus the original issue discount thereon on such day. The Company made its first payment of approximately $525,000 to the Debenture holders on September 25, 1998.


     The New Credit Facility provided for an aggregate borrowings of up to $1.7 billion pursuant to: (i) a revolving credit facility in an aggregate principal amount of up to $400 million, maturing March 31, 2005; (ii) an $800 million term loan maturing on March 31, 2005, and (iii) a $500 million term loan maturing September 30, 2006. Interest accrues at a rate selected at the Company's option of: (i) the London Interbank Offered Rate ("LIBOR") plus an agreed upon interest margin which varies depending upon the Company's leverage ratio, as defined, and other items or, (ii) the base rate of the administrative agent (generally the higher of the prime commercial lending rate of the administrative agent or the Federal Funds Rate plus 1/2 of 1%), plus an agreed upon interest margin which varies depending upon the Company's leverage ratio, as defined, and other items. At June 30, 1998, the Company was not in compliance with the financial covenants and ratios required. The Company and its lenders entered into an agreement dated June 30, 1998, which provided that compliance with the covenants would be waived through December 31, 1998. Borrowings under the New Credit Facility are secured by certain of the Company's assets, including its stock interest in Coleman and certain other subsidiaries and certain of the Company's tangible and intangible personal property. The New Credit Facility contains certain covenants, including limitations on the ability of the Company and its subsidiaries to engage in certain transactions and the requirement to maintain certain financial covenants and ratios. Pursuant to an amendment dated October 19, 1998, the Company is not required to comply with the original financial covenants and ratios under the New Credit Facility until April 10, 1999, but will be required to comply with an earnings before interest, taxes, depreciation and amortization covenant, the amounts of which are to be determined, beginning February 1999. Concurrent with each of these amendments, interest margin was increased. The margin continues to increase monthly through March 1999 to a maximum of 400 basis points over LIBOR. At September 30, 1998, following the scheduled repayment of a portion of the term loan, the New Credit Facility was reduced to $1,698 million in total, of which approximately $1,453 million was outstanding and approximately $245 million was available. In addition, the Company's cash balance at September 30, 1998 was approximately $43 million.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

15. SUBSEQUENT EVENTS (UNAUDITED)--(CONTINUED)

     The Company is working closely with its bank lenders and hopes to reach agreement with the bank lenders on a further amendment to the New Credit Facility containing revised financial covenants which the bank lenders and the Company find mutually acceptable. There can be no assurance that such an amendment, or a further waiver of the existing financial covenants, will be entered into with the bank lenders by April 10, 1999. The failure to obtain such an amendment or further waiver would result in a violation of the existing covenants, which would permit the bank lenders to accelerate the maturity of all outstanding borrowings under the New Credit Facility.


     In March, 1998, the Company prepaid a $75.0 million 7.85% industrial revenue bond related to its Hattiesburg facility originally due in 2009. In connection with the early extinguishment of this debt, the Company will record a charge of $8.6 million in the first quarter of 1998. Also, as a result of repayment of certain indebtedness assumed in the Coleman acquisition, the Company will recognize an extraordinary charge of approximately $104 million in the second quarter of 1998.


     At September 30, 1998, the standby letters of credit aggregated $56 million, including $5 million related to an acquired company, and were predominately for insurance, pension, environmental and workers' compensation issues.


SEC INVESTIGATION


     By letter dated June 17, 1998, the staff of the Division of Enforcement of the SEC advised the Company that it was conducting an informal inquiry into the Company's accounting policies and procedures and requested that the Company produce certain documents. On July 2, 1998, the SEC issued a Formal Order of Private Investigation, designating officers to take testimony and pursuant to which a subpoena duces tecum was served on the Company requiring the production of certain documents. The Company has provided numerous documents to the SEC staff and continues to cooperate fully with the SEC staff. The Company cannot predict the term of such investigation or its potential outcome.


LITIGATION


     On April 23, 1998, two class action lawsuits were filed on behalf of purchasers of the Company's common stock in the U. S. District Court for the Southern District of Florida against the Company and certain of its present and former officers and directors alleging violations of the federal securities laws as discussed below (the "Consolidated Federal Actions"). Since that date, at least fifteen similar class actions have been filed in the same Court. One of the lawsuits also names as defendant Arthur Andersen LLP, the Company's independent accountants.


     The complaints in the Consolidated Federal Actions allege to varying degrees that the defendants (i) failed to disclose that the Company pre-sold approximately $50 million of products pursuant to its "early buy" marketing program in an effort to boost its 1997 sales and net income figures and (ii) made material misrepresentations regarding the Company's business operations, future prospects and anticipated earnings per share, in an effort to artificially inflate the price of the Company stock long enough for the Company to complete a $2 billion debt financing (supported with stock incentives) necessary to complete the acquisitions of Coleman, Signature Brands and First Alert, and for the individual defendants to enter into lucrative long-term employment agreements with the Company. Each complaint alleges two counts of securities fraud; one count against all defendants and one count against the individual defendants.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

15. SUBSEQUENT EVENTS (UNAUDITED)--(CONTINUED)

     On June 16, 1998, the Court entered an Order consolidating all such filed and all such subsequently filed class actions and providing time periods for the filing of a Consolidated Amended Complaint and defendants' response thereto. On June 22, 1998, two groups of plaintiffs made motions to be appointed lead plaintiffs and to have their selection of counsel approved as lead counsel. On July 20, 1998, the Court entered an Order appointing lead plaintiffs and lead counsel (the "Smith Plaintiffs' Group"). This Order also stated that it "shall apply to all subsequently filed actions which are consolidated herewith". On August 28, 1998, plaintiffs in one of the subsequently filed actions filed an objection to having their action consolidated pursuant to the June 16, 1998 Order, arguing that the class period in their action differs from the class periods in the originally filed consolidated actions. On September 29, 1998, the Smith Plaintiffs' Group filed its memorandum in opposition to this objection.


     On April 7, 1998, a purported derivative action was filed in the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against the Company and certain of its present and former officers and directors. The action alleged that the individual defendants breached their fiduciary duties and wasted corporate assets when the Company granted stock options to three of its officers and directors on or about February 2, 1998 at an exercise price of $36.85. On June 25, 1998, all defendants filed a motion to dismiss the complaint for failure to make a presuit demand on the board of directors of the Company. (See Further Actions, below.)


     On June 25, 1998, four purported class actions were filed in the Court of Chancery of the State of Delaware in New Castle County by minority shareholders of Coleman against Coleman, certain of the Company's present and former officers and directors and, as a nominal party, the Company. An additional class action was filed on August 10, 1998, against the same parties. All of the plaintiffs are represented by the same Delaware counsel and have agreed to consolidate the class actions. These actions allege, in essence, that the existing exchange ratio for the proposed merger between the Company and Coleman is no longer fair to Coleman shareholders as a result of the recent decline in the market value of the Company stock. (See Further Actions, below.)


     During the months of August and October 1998, purported class and derivative actions were filed in the Court of Chancery of the State of Delaware in New Castle County and in the U. S. District Court for the Southern District of Florida by shareholders of the Company against the Company, M&F and certain of the Company's present and former directors. These complaints allege that the defendants breached their fiduciary duties when the Company entered into a settlement agreement with M&F whereby M&F released the Company from any claims it may have had arising out of the Company's acquisition of its interest in Coleman and agreed to provide management support to the Company (the "Settlement Agreement"). Pursuant to the Settlement Agreement, a subsidiary of M&F was granted five-year warrants to purchase up to an additional 23 million shares of the Company's common stock at an exercise price of $7.00 per share. These complaints also allege that the rights of the public shareholders have been compromised, as the settlement would normally require shareholder approval under the rules and regulations of the New York Stock Exchange ("NYSE"). The Audit Committee of the Company's board determined that obtaining such shareholder approval would have seriously jeopardized the financial viability of the Company which is an allowable exception to the NYSE shareholder approval requirements.


     On September 16, 1998, an action was filed in the 56th Judicial District Court of Galveston County, Texas alleging various claims in violation of the Texas Securities Act and Texas Business and Commercial Code as well as common law fraud as a result of the Company's alleged misstatements and

                     SUNBEAM CORPORATION AND SUBSIDIARIES

15. SUBSEQUENT EVENTS (UNAUDITED)--(CONTINUED)

omissions regarding the Company's financial condition and prospects during a period beginning May 1, 1998 and ending June 16, 1998, in which the plaintiffs engaged in transactions in the Company's stock. The Company is the only named defendant in this action. The complaint requests recovery of compensatory damages, punitive damages and expenses in an unspecified amount. This action has been removed to the U.S. District Court for the Southern District of Texas and the Company has filed a motion for consolidation of this case with the Consolidated Federal Actions. Plaintiffs have moved to remand the case to Texas state court.


     The Company intends to vigorously defend each of the foregoing lawsuits, as well as the Debentures purchasers' lawsuit reflected under Further Actions, below, but cannot predict the outcome and is not currently able to evaluate the likelihood of the Company's success in each case or the range of potential loss. However, if the foregoing actions were determined adversely to the Company, such judgments would likely have a material adverse effect on the Company's financial position, results of operations and cash flows.


     On July 2, 1998, the American Insurance Company ("American") filed suit against the Company in the U.S. District Court for the Southern District of New York requesting a declaratory judgment of the court that the directors' and officers' liability insurance policy for excess coverage issued by American was invalid and/or had been properly cancelled by American. The Company has moved to transfer such action to the federal district court in which the Consolidated Federal Actions are currently pending; American is opposing such motion. (See Further Actions, below). The Company intends to pursue recovery from all of its insurers if damages are awarded against the Company or its indemnified officers and/or directors under any of the foregoing actions. The Company's failure to obtain such insurance recoveries following an adverse judgement in any of the foregoing shareholder lawsuits or the Debentures purchasers' lawsuit referred to under Further Actions, below, could have a material adverse impact on the Company's financial position, results of operations and cash flow.


     The Company and its subsidiaries are also involved in various lawsuits arising from time to time which the Company considers to be ordinary routine litigation incidental to its business. In the opinion of the Company, the resolution of these routine matters, and of certain matters relating to prior operations of the Predecessor, individually or in the aggregate, will not have a material adverse effect upon the financial position or results of operations of the Company.


FURTHER ACTIONS


     On October 22, 1998, the plaintiff in the case filed April 7, 1998, amended the complaint against all but one of the defendants named in the original complaint. The amended complaint no longer challenges the stock options, but instead alleges that the individual defendants breached their fiduciary duties by failing to have in place adequate accounting and sales controls, which failure caused the inaccurate reporting of financial information to the public, thereby causing an artificial inflation of the Company's financial statements and stock price.


     On October 21, 1998, the Company announced that it had entered into a Memorandum of Understanding to settle, subject to court approval, certain class actions brought by shareholders of Coleman challenging the proposed Coleman Merger. Under the terms of the proposed settlement, the Company will issue to the Coleman public shareholders five-year warrants to purchase 4.98 million shares of the Company's common stock at $7.00 per share. These warrants will generally have the same

                     SUNBEAM CORPORATION AND SUBSIDIARIES

15. SUBSEQUENT EVENTS (UNAUDITED)--(CONTINUED)

terms as the warrants previously issued to a subsidiary of M&F and will be issued when the Coleman Merger is consummated, which is now expected to be in the first quarter of 1999. There can be no assurance that the Court will approve the settlement as proposed.


     On October 20, 1998, an action was filed by Federal Insurance Company in the U.S. District Court for the Middle District of Florida requesting the same relief as that requested by American in the previously filed action as to additional coverage levels under the Company's directors' and officers' liability insurance policy.


     On October 30, 1998, a class action lawsuit was filed on behalf of certain purchasers of the Company's Debentures in the U.S. District Court of the Southern District of Florida against the Company and its prior Chief Executive Officer and Chief Financial Officer, alleging violations of the federal securities laws and common law fraud. The complaint alleges that the Company's offering memorandum used for the marketing of the Debentures contained false and misleading information regarding the Company's financial position and that the defendants engaged in a plan to inflate the Company's earnings for the purpose of defrauding the plaintiffs and others. The Company has not yet been served with this complaint.


RESTRUCTURING AND ASSET IMPAIRMENT


     In 1998, as a result of decisions to outsource a substantial number of products previously made by the Company, certain facilities and equipment will either no longer be used or will be used in a significantly different manner. Accordingly, certain assets recorded at December 28, 1997 will be written down in 1998 to reflect the fair market value of items held for disposition or to reflect impairment for items where the future utility is altered by the sourcing change. Personnel at the Mexico City manufacturing plant were notified in the second quarter of 1998 that the plant is scheduled for closure at year-end 1998. Accordingly, a liability related to plant closure will be recorded in the second quarter of 1998.


ANNUAL MEETING ACTIONS


     At the Company's annual meeting held May 12, 1998, the shareholders approved the following actions: (i) to amend the Company's Certificate of Incorporation increasing the authorized common stock to 500 million shares;
(ii) to amend the Company's stock option plan to increase the number of available shares to 16.5 million; and (iii) to grant stock options to certain of the Company's now former officers. (See New Employment Agreements, above.)


OPTIONS REPRICING


     In August, 1998 the Company approved a plan to reprice outstanding common stock options held by the Company's employees. The repricing program provides for outstanding options with exercise prices in excess of $10.00 per share to be exchanged on a voluntary basis in an exchange ratio ranging from approximately 2 to 3 old options for one new option, (as determined by reference to a Black-Scholes model) with the exercise price of the new options set at $7.00 per share.


CHANGE IN FISCAL YEAR END


     To standardize the fiscal period ends of the Company and its acquired entities, effective with its 1998 fiscal year, the Company has changed its fiscal year end from the Sunday nearest December 31 to a calendar year. Accordingly, quarterly reporting will follow the calendar quarters.

                     SUNBEAM CORPORATION AND SUBSIDIARIES

15. SUBSEQUENT EVENTS (UNAUDITED)--(CONTINUED)

NEW ACCOUNTING STANDARDS


     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company will adopt SOP 98-1 prospectively beginning January 1, 1999. Adoption of this Statement is not expected to have a material impact on the Company's consolidated financial position or results of operations, although actual charges incurred may be material due to Year 2000 issues.


     In April 1998, the AICPA issued Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES ("SOP 98-5"). SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company will adopt SOP 98-5 beginning January 1, 1998. Adoption of the Statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.


     In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for fiscal years beginning after June 15, 1999. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. The Company will adopt SFAS No. 133 effective for the 2000 calendar year end. The Company has not yet determined the impact SFAS No. 133 will have on its financial position or results of operations when such statement is adopted.

                     SUNBEAM CORPORATION AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                        FISCAL YEARS 1997, 1996 AND 1995
                            (DOLLARS IN THOUSANDS)



                                                     BALANCE AT     CHARGED TO                          BALANCE AT
                                                      BEGINNING      COSTS AND                            END OF
DESCRIPTION                                           OF PERIOD      EXPENSES         DEDUCTIONS          PERIOD
--------------------------------------------------- ------------   ------------   ------------------   -----------
Allowance for doubtful accounts and cash discounts:
                                                                                      $  (2,000)(a)
  Fiscal year ended                                                                       8,948 (b)
   December 28, 1997 (as restated) ................    $19,701        $17,297                17 (c)      $30,033
                                                       =======        =======         =========          =======
                                                                                      $    (233)(a)
  Fiscal year ended                                                                      19,911 (b)
   December 29, 1996 (as restated) ................    $12,326        $27,053                -- (c)      $19,701
                                                       =======        =======         =========          =======
                                                                                      $     715(a)
  Fiscal year ended                                                                       6,988 (b)
   December 31, 1995 ..............................    $ 9,416        $10,651                38 (c)      $12,326
                                                       =======        =======         =========          =======

----------------
Notes: (a) Reclassified to/from accrued liabilities for customer deductions.
       (b) Accounts written off as uncollectible.
       (c) Foreign currency translation adjustment.





                                         ADDITIONS                                                 ENDING
                           BEGINNING      CHARGED         CASH         NON-CASH                    ACCRUAL
DESCRIPTION                 ACCRUAL      TO INCOME     REDUCTIONS     REDUCTIONS     REVERSALS     BALANCE
-----------------------   -----------   -----------   ------------   ------------   -----------   --------
Restructuring accrual:
          1997               $51.7         $   --         $21.2          $10.7         $14.6       $ 5.2
          1996                13.8          110.1           8.1           64.1            --        51.7
          1995                16.2             --           2.4             --            --        13.8


                               ADDITIONS                                   ENDING
                 BEGINNING      CHARGED         CASH         NON-CASH      ACCRUAL
DESCRIPTION       ACCRUAL      TO INCOME     REDUCTIONS     REDUCTIONS     BALANCE
-------------   -----------   -----------   ------------   ------------   --------
Allowances and Reserves for Loss on Discontinued Operations:
     1997          $58.2         $ 22.5         $6.1           $71.6       $ 3.0
     1996             --           58.2           --              --        58.2
     1995             --             --           --              --          --

                                 EXHIBIT INDEX


 EXHIBIT
   NO.                                              DESCRIPTION
--------   --------------------------------------------------------------------------------------------
 3.b       By-laws of Sunbeam, as amended
 4.e       Amendment to Registration Rights Agreement, dated as of August 12, 1998, between the
           Company and Coleman (Parent) Holding, Inc.
10.f       Amended and Restated Sunbeam Corporation Stock Option Plan
10.bb      Second Amendment to Credit Agreement dated as of March 30, 1998, among the Company, the Subsidiary Borrowers referred to therein, the Lenders party thereto, Morgan Stanley
           Senior Funding, Inc., Bank America National Trust and Savings Association and First Union
           National Bank
10.cc      Third Amendment to Credit Agreement dated as of October 19, 1998, among the Company, the Subsidiary Borrowers referred to therein, the Lenders party thereto, Morgan Stanley
           Senior Funding, Inc., Bank America National Trust and Savings Association and First Union
           National Bank
10.dd      Employment Agreement between the Company and Jerry W. Levin dated as of August 12,
           1998
10.ee      Employment Agreement between the Company and Paul Shapiro dated as of August 12, 1998
10.ff      Employment Agreement between the Company and Bobby Jenkins dated as of August 12,
           1998
10.gg      Agreement between the Company and David Fannin dated August 20, 1998
10.hh      First Amendment to Receivables Sale and Contribution Agreement dated April 2, 1998, between Sunbeam Products, Inc. and Sunbeam Asset Diversification, Inc.
10.ii      First Amendment to Receivables Purchase and Servicing Agreement dated April 2, 1998, between Llama Retail Funding, L.P., Capital USA, L.L.C., Sunbeam Products, Inc. and
           Sunbeam Asset Diversification, Inc.
10.jj      Second Amendment to Receivables Purchase and Servicing Agreement dated July 29, 1998, between Llama Retail Funding, L.P., Capital USA, L.L.C., Sunbeam Products, Inc. and
           Sunbeam Asset Diversification, Inc.
27.        Financial Data Schedule, submitted electronically to the Securities and Exchange Commission for information only and not filed.
99.c       Press Release dated August 12, 1998, regarding issuance of warrants to MacAndrews & Forbes
           Holding, Inc.
99.d       Press Release dated August 24, 1998 regarding the Company's new strategy and senior management team
99.e       Press Release dated October 20, 1998 regarding the Company's restatement of its financial results