Form 10-Q/A
period 1998-03-31
SUNBEAM CORP/FL/
filed 1998-11-25
CIK 3662

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


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

            For the transition period from ___________ to ___________


                            Commission File No. 1-52


                               SUNBEAM CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     DELAWARE                                            25-1638266
     (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
     INCORPORATION OR ORGANIZATION)

     1615 SOUTH CONGRESS AVENUE
     SUITE 200                                              33445
     DELRAY BEACH, FLORIDA                                (ZIP CODE)
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                       Yes [ ]     No [X]

     On November 4, 1998 there were 100,857,462 shares of the registrant's Common Stock ($.01 par value) outstanding.

================================================================================


                      SUNBEAM CORPORATION AND SUBSIDIARIES

                                QUARTERLY REPORT
                                 ON FORM 10-Q/A

                                TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Operations (Unaudited)
                  for the three months ended March 30, 1997 and March 31, 1998............. 2

                  Condensed Consolidated Balance Sheets
                  as of December 28, 1997 and March 31, 1998 (Unaudited)................... 3

                  Condensed Consolidated Statements of Cash Flows (Unaudited)
                  for the three months ended March 30, 1997 and March 31, 1998............. 4

                  Notes to Condensed Consolidated Financial Statements (Unaudited)......... 5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations............................................... 10

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings....................................................... 14

         Item 6.  Exhibits and Reports on Form 8-K ....................................... 15
SIGNATURES ............................................................................... 16


PART I.    FINANCIAL INFORMATION


                      SUNBEAM CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               THREE MONTHS ENDED
                                                            ------------------------
                                                             MARCH 31,      MARCH 30,
                                                               1998           1997
                                                            ---------       ---------
                                                           As restated,    As restated,
                                                           see Note 8      see Note 8
                                                                  (Unaudited)
Net sales .............................................     $ 247,601      $ 252,488
Cost of goods sold ....................................       213,828        194,237
Selling, general and administrative expense ...........        71,139         41,195
                                                            ---------      ---------
Operating (loss) earnings .............................       (37,366)        17,056
Interest expense ......................................         5,073          1,993
Other expense, net ....................................         3,165             77
                                                            ---------      ---------
(Loss) earnings from continuing operations before
   income taxes and extraordinary charge ..............       (45,604)        14,986
Income tax (benefit) provision:
  Current .............................................           327         (1,052)
  Deferred ............................................          (449)         7,011
                                                            ---------      ---------
                                                                 (122)         5,959
                                                            ---------      ---------

(Loss) earnings from continuing operations ............       (45,482)         9,027
Loss from discontinued operations, net of taxes .......          --          (13,713)
Extraordinary charge from early extinguishment of debt,
  net of taxes (Note 3) ...............................        (8,624)          --
                                                            ---------      ---------
 Net loss .............................................     $ (54,106)     $  (4,686)
                                                            =========      =========
Earnings per share:
  (Loss) earnings from continuing operations:
      Basic ...........................................     $   (0.53)     $    0.11
      Diluted .........................................         (0.53)          0.10
  Loss from discontinued operations:
       Basic ..........................................          --            (0.17)
       Diluted ........................................          --            (0.15)
  Extraordinary charge:
        Basic .........................................         (0.10)          --
        Diluted .......................................         (0.10)          --
                                                            ---------      ---------
  Net loss:
        Basic .........................................     $   (0.63)     $   (0.06)
                                                            =========      =========
        Diluted .......................................     $   (0.63)     $   (0.05)
                                                            =========      =========
Weighted average common shares outstanding:
        Basic .........................................        86,390         84,187
        Dilutive ......................................        86,390         86,135
Dividends declared per share of common stock ..........     $     .01      $     .01


            See Notes to Condensed Consolidated Financial Statements.


                      SUNBEAM CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                         MARCH 31,      DECEMBER 28,
                                                                           1998            1997
                                                                        -----------     -----------
                                                                        As restated,    As restated,
                                                                         see Note 8      see Note 8
                                                                                (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents .......................................    $   193,543     $    52,298
   Receivables, net ................................................        500,671         228,460
   Inventories .....................................................        617,091         304,900
   Prepaid expenses, deferred income taxes and other current assets          74,855          16,584
                                                                        -----------     -----------
       Total current assets ........................................      1,386,160         602,242
Property, plant and equipment, net .................................        412,096         249,524
Trademarks, trade names, goodwill and other, net ...................      1,556,909         207,162
                                                                        -----------     -----------
                                                                        $ 3,355,165     $ 1,058,928
                                                                        ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current portion of long-term debt ...........    $    62,139     $       668
   Accounts payable ................................................        204,456         108,374
   Other current liabilities .......................................        218,554         124,085
                                                                        -----------     -----------
       Total current liabilities ...................................        485,149         233,127
Long-term debt .....................................................      1,637,820         194,580
Other long-term liabilities ........................................        216,240         159,142
Minority interest ..................................................         55,191            --

Commitments and Contingencies (Note 10)

Shareholders' equity:
   Preferred stock (2,000,000 shares authorized, none outstanding)             --              --
   Common stock (issued 100,824,578 and 89,984,425 shares) .........          1,008             900
   Additional paid-in capital ......................................        966,631         479,200
   Retained earnings ...............................................         34,829          89,801
   Accumulated other comprehensive loss ............................        (32,878)        (33,063)
   Other shareholders' equity ......................................         (8,825)         (1,714)
                                                                        -----------     -----------
                                                                            960,765         535,124
   Treasury stock, at cost (4,454,394 shares in 1997) ..............           --           (63,045)
                                                                        -----------     -----------
       Total shareholders' equity ..................................        960,765         472,079
                                                                        -----------     -----------
                                                                        $ 3,355,165     $ 1,058,928
                                                                        ===========     ===========

            See Notes to Condensed Consolidated Financial Statements.


                      SUNBEAM CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                             THREE MONTHS ENDED
                                                                           ----------------------
                                                                           MARCH 31,     MARCH 30,
                                                                              1998          1997
                                                                           ---------     ---------
                                                                          As restated,   As restated,
                                                                           see Note 8    see Note 8
                                                                                (Unaudited)
OPERATING ACTIVITIES:
     Net loss .........................................................    $ (54,106)    $  (4,686)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization ................................       11,940        10,813
         Deferred income taxes ........................................         (449)        7,011
         Extraordinary charge from early extinguishment of debt .......        8,624          --
         Non-cash compensation charges ................................       24,290          --
         Loss on sale of discontinued operations, net of taxes ........         --          13,713
         Changes in working capital and other, net of acquisition .....     (125,025)      (49,449)
                                                                           ---------     ---------
                 Net cash used in operating activities ................     (134,726)      (22,598)
                                                                           ---------     ---------
INVESTING ACTIVITIES:
     Capital expenditures .............................................      (19,480)      (10,916)
     Acquisition of Coleman, including acquisition costs,
       net of cash acquired ...........................................     (160,612)         --
     Proceeds from sale of divested operations and other assets .......         --          70,404
                                                                           ---------     ---------
                 Net cash (used in) provided by investing activities ..     (180,092)       59,488
                                                                           ---------     ---------
FINANCING ACTIVITIES:
     Issuance of convertible subordinated debentures, net of
        financing fees ................................................      729,622          --
     Payments of debt obligations, including prepayment penalties .....     (266,672)      (26,322)
     Other debt financing fees ........................................      (25,075)         --
     Proceeds from exercise of stock options ..........................       19,045         8,866
     Other, net .......................................................         (857)         (545)
                                                                           ---------     ---------
                   Net cash provided by (used in) financing activities       456,063       (18,001)
                                                                           ---------     ---------

Net increase in cash and cash equivalents .............................      141,245        18,889
Cash and cash equivalents at beginning of period ......................       52,298        11,526
                                                                           ---------     ---------
Cash and cash equivalents at end of period ............................    $ 193,543     $  30,415
                                                                           =========     =========

            See Notes to Condensed Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. OPERATIONS AND BASIS OF PRESENTATION

ORGANIZATION

     Sunbeam Corporation ("Sunbeam" or the "Company") is a leading manufacturer and marketer of branded consumer products. The Sunbeam(R) and Oster(R) brands have been household names for generations, and the Company is a market share leader in many of its product categories.

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

     As further described in Note 2, on March 30, 1998, the Company, through a wholly-owned subsidiary, acquired approximately 81% of the total number of then outstanding shares of common stock of The Coleman Company, Inc. ("Coleman"). Coleman is a leading manufacturer and marketer of consumer products for the worldwide outdoor recreation market. Its products have been sold domestically under the Coleman(R) brand name since the 1920's.

PRESENTATION OF FISCAL PERIODS

     To standardize the fiscal period ends of the Company and its acquired entities, as further described in Notes 2 and 10, effective with its 1998 fiscal year, the Company has changed its fiscal year end from the Sunday nearest December 31 to a calendar year. Accordingly, quarterly reporting will follow the calendar quarters. Excluding the impact of the Coleman acquisition which occurred on March 30, 1998, the impact of this change in fiscal periods on net sales for the first quarter of 1998 was to increase sales by approximately $4 million and the impact on operating results for the quarter was to increase earnings by approximately $0.2 million.

BASIS OF PRESENTATION

     The Condensed Consolidated Balance Sheet of the Company as of March 31, 1998 and the Condensed Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 1998 and March 30, 1997 are unaudited. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. The December 28, 1997 Condensed Consolidated Balance Sheet was derived from the Company's Annual Report on Form 10-K/A for the year ended December 28, 1997. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1997 Annual Report on Form 10-K/A. In the opinion of management, the unaudited condensed consolidated financial statements furnished herein include all adjustments (consisting of only recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for the entire year.

RESTATEMENT

     On June 30, 1998, the Company announced that the Audit Committee of the Board of Directors was initiating a review into the accuracy of prior financial statements. The Audit Committee's review has since been completed and, as a result of its findings, the Company has restated its previously issued financial statements for 1996, 1997 and the first quarter of 1998. (See Note 8).

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


1. OPERATIONS AND BASIS OF PRESENTATION - (CONTINUED)

BASIC AND DILUTED LOSS PER COMMON SHARE

     In 1997, the Company adopted SFAS No. 128, EARNINGS PER SHARE. Basic earnings per common share calculations are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share are determined by dividing earnings available to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding (all related to outstanding stock options, restricted stock and the Zero Coupon Convertible Senior Subordinated Debentures).

     For the first quarter of 1998, 4,758,565 shares related to stock options, (58,065) shares related to restricted stock and 13,150,000 shares related to the conversion feature of the Zero Coupon Convertible Senior Subordinated Debentures were not included in the diluted average common shares outstanding, as the effect would have been antidilutive. For the first quarter of 1997, the dilutive effect of 2,174,154 equivalent shares and (225,915) equivalent shares related to restricted stock were used in determining the dilutive average shares outstanding. SFAS No. 128 requires the use of dilutive potential common shares in the determination of diluted earnings per share if an entity reports earnings from continuing operations. Given Sunbeam's Loss from Discontinued Operations in the first quarter of 1997, the use of dilutive potential common shares in the determination of the diluted per share loss from discontinued operations and net loss per share is antidilutive. (See Note 10.)

NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and will be presented in the Company's Annual Report on Form 10-K for the year ending December 31, 1998. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on consolidated results of operations, financial position or cash flow.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company will adopt SOP 98-1 on January 1, 1999. Adoption of this Statement is not expected to have a material impact on the Company's consolidated financial position or results of operations, although actual charges incurred may be material due to Year 2000 issues.

     See Note 10 for new accounting standards issued subsequent to March 31, 1998.

2. ACQUISITION

     On March 30, 1998, the Company, through a wholly-owned subsidiary, acquired approximately 81% of the total number of then outstanding shares of common stock of Coleman from a subsidiary of MacAndrews & Forbes Holdings, Inc. ("M&F"), in exchange for 14,099,749 shares of the Company's common stock and approximately $160 million in cash as well as the assumption of $1,016 million in debt. The value of the common stock issued at the date of acquisition ($524 million) was derived by using the average ending stock price as reported by the New York Stock Exchange Composite Tape for the day before and day of the public announcement of the acquisition discounted by 15% due to the restrictive nature of the securities. (See Note 10.)

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

2. ACQUISITION - (CONTINUED)

     The Coleman acquisition was accounted for under the purchase method of accounting; and accordingly, the results of operations of Coleman for March 30 and March 31, 1998 are included in the accompanying Condensed Consolidated Statement of Operations. The purchase price of Coleman has been allocated to individual assets acquired and liabilities assumed based on preliminary estimates of fair market value at the date of acquisition. The preliminary fair value of tangible assets acquired was approximately $747 million (of which $27 million was cash) and approximately $1,331 million of liabilities were assumed. The excess of purchase price over net tangible assets acquired of $1,270 million has been classified as goodwill and is being amortized on a straight-line basis over 40 years. The allocation of purchase price for the acquisition of Coleman will be revised when additional information concerning asset and liability valuations is obtained. Adjustments, which could be significant, will be made during the allocation period based on detailed reviews of the fair values of assets acquired and liabilities assumed and could result in a substantial change in goodwill and other intangible assets.

     The Company expects to acquire the remaining equity interest in Coleman pursuant to a merger transaction in which the existing Coleman minority shareholders will receive .5677 shares of the Company's common stock and $6.44 in cash for each share of Coleman common stock outstanding. In addition, unexercised options under Coleman's stock option plans will be cashed out at a price per share equal to the difference between $27.50 and the exercise price of such options. The Company expects to issue approximately 6.7 million shares of common stock and expend approximately $87 million in cash to complete the Coleman acquisition. Although there can be no assurance, it is anticipated the Coleman merger will occur in the first quarter of fiscal 1999. The acquisition of the remaining outstanding shares of Coleman will be accounted for under the purchase method of accounting on the date of consummation. Minority interest in the results from Coleman's operations for March 30 and 31, 1998, is reflected in Other Expense, net in the Condensed Consolidated Statement of Operations for the three months ended March 31, 1998. (See Note 10.)

     The following unaudited pro forma financial information for the Company gives effect to the Coleman acquisition as if it had occurred at the beginning of 1998. These pro forma results have been prepared for informational purposes only and do not purport to be indicative of the results of operations which actually would have occurred had the acquisition been consummated on the date indicated, or which may result in the future. The unaudited pro forma results follow (in millions, except per share data):

                                                                     THREE MONTHS ENDED
                                                                    MARCH 31,    MARCH 30,
                                                                      1998         1997
                                                                   ----------   ----------
Net sales (a) .................................................    $    477.3   $    548.0
Loss before extraordinary charge (a), (b), (c) ................         (64.7)        (4.8)
Basic and diluted loss per share before extraordinary items (d)         (0.65)       (0.05)


(a) Adjusted to remove sales of $14.8 million and loss before extraordinary charge of $0.8 million from Coleman operations for March 30 and 31, 1998 included in Sunbeam's results.

(b) Coleman's loss before extraordinary items has been adjusted to exclude the following one time after tax benefits and charges: (i) a $15.8 million gain from the sale of Coleman Safety and Security Products, Inc.,
     (ii) $7.1 million of costs incurred by Coleman associated with the Company's acquisition of Coleman, (iii) the write off of $2.1 million of capitalized costs associated with the installation of new software which will be abandoned as a result of the acquisition by the Company, (iv) $1.3 million of costs to terminate a license agreement with a former affiliate of Coleman, and (v) the write off of $1.7 million of unrealized deferred tax assets as a result of the change of control of Coleman.

(c) In 1998 and 1997, respectively, after tax interest expense was increased $11.5 million and $9.8 million, and goodwill amortization, after tax, was increased $5.5 million in each year to reflect the pro forma effect of the acquisition occurring at the beginning of the period. In addition, the minority shareholder percentage was adjusted to reflect the change in the portion of Coleman held by minority shareholders following the transaction. The minority interest in Coleman's losses from continuing operations was adjusted by $0.6 million in 1998 and $0.4 million in 1997 to reflect both the change in the proportion of the ownership of Coleman held by minority shareholders and the effects of the pro forma adjustments.

(d) The shares outstanding were adjusted in each period to reflect the pro forma effect of the shares issued in the Coleman acquisition being outstanding from the beginning of the period.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

3. CREDIT FACILITIES, LONG-TERM DEBT AND FINANCIAL INSTRUMENTS

     In order to finance the acquisitions described in Notes 2 and 10, and refinance substantially all of the indebtedness of the Company and its acquired entities, the Company consummated: (i) an offering (the "Offering") of Zero Coupon Convertible Senior Subordinated Debentures due 2018 (the "Debentures") at a yield to maturity of 5% (approximately $2,014 million principal amount at maturity) in March 1998, which resulted in approximately $730 million of net proceeds and, (ii) entered into a revolving and term credit facility ("New Credit Facility"). (See Note 10.)

     The Debentures are exchangeable for shares of the Company's common stock at an initial conversion rate of 6.575 shares for each $1,000 principal amount at maturity of the Debentures, subject to adjustment upon occurrence of certain events. (See Note 10.)

     The New Credit Facility provided for an aggregate borrowings of up to $1.7 billion pursuant to: (i) a revolving credit facility in an aggregate principal amount of up to $400 million, maturing March 31, 2005; (ii) an $800 million term loan maturing on March 31, 2005, and (iii) a $500 million term loan maturing September 30, 2006. Interest accrues at a rate selected at the Company's option of: (i) the London Interbank Offered Rate ("LIBOR") plus an agreed upon interest margin which varies depending upon the Company's leverage ratio, as defined, and other items or, (ii) the base rate of the administrative agent (generally the higher of the prime commercial lending rate of the administrative agent or the Federal Funds Rate plus 1/2 of 1%), plus an agreed upon interest margin which varies depending upon the Company's leverage ratio, as defined, and other items. The New Credit Facility contains certain covenants, including limitations on the ability of the Company and its subsidiaries to engage in certain transactions and the requirement to maintain certain financial covenants and ratios. (See
Note 10.)

     The Company selectively uses derivatives to manage interest rate and foreign exchange exposures that arise in the normal course of business. No derivatives are entered into for trading or speculative purposes. Foreign exchange option and forward contracts are used to hedge a portion of the Company's underlying exposures denominated in foreign currency. Although the market value of derivative contracts at any single point in time will vary with changes in interest and/or foreign exchange rates, the differences between the carrying value and fair value of such contracts at March 31, 1998 and March 30, 1997 were not considered to be material, either individually or in the aggregate. The Company enters into derivative contracts with counterparties that it believes to be creditworthy. The Company does not enter into any leveraged derivative transactions. At March 31, 1998, the Company held an interest rate swap agreement with a notional value of $25.0 million to exchange floating rate interest for a fixed rate of 6.115%. (See Note 10.)

     In March 1998, the Company prepaid a $75.0 million 7.85% industrial revenue bond related to its Hattiesburg facility originally due in 2009. In connection with the early extinguishment of this debt, the Company recognized an extraordinary charge of $8.6 million ($0.10 per share) in the first quarter of 1998.

     In December 1997, the Company entered into a receivables securitization program under which the Company has received approximately $34.8 million from the sale of trade accounts receivable in the first quarter of 1998. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $0.6 million during the first quarter of 1998. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

4. COMPREHENSIVE INCOME

     The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive loss are as follows (in thousands):

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,    MARCH 30,
                                                                1998         1997
                                                              --------     --------
     Net loss ............................................    $(54,106)    $ (4,686)
     Foreign currency translation adjustment, net of taxes         183         (186)
                                                              --------     --------
     Comprehensive loss ..................................    $(53,923)    $ (4,872)
                                                              ========     ========

5. SUPPLEMENTAL FINANCIAL STATEMENT DATA

      Supplementary Balance Sheet data at the end of each period is as follows (in thousands):

                                     MARCH 31,    DECEMBER 28,
                                       1998          1997
                                     ---------     ---------

     Receivables:
       Trade ....................    $ 521,755     $ 250,699
       Sundry ...................       17,134         7,794
                                     ---------     ---------
                                       538,889       258,493
       Valuation allowance ......      (38,218)      (30,033)
                                     ---------     ---------
                                     $ 500,671     $ 228,460
                                     =========     =========
     Inventories:
       Finished goods ...........    $ 426,590     $ 193,864
       Work in process ..........       52,728        25,679
       Raw materials and supplies      137,773        85,357
                                     ---------     ---------
                                     $ 617,091     $ 304,900
                                     =========     =========

     (See Note 10 regarding asset valuation/impairment in the remainder of 1998.)

     The Supplementary Statement of Cash Flows data is as follows (in thousands):

                                                           THREE MONTHS ENDED
                                                           --------------------
                                                           MARCH 31,   MARCH 30,
                                                             1998        1997
                                                           --------    --------

     Cash paid during the period for:
       Interest .......................................    $  5,442    $  1,103
                                                           ========    ========

       Income taxes (refunds) .........................    $    381    $(11,920)
                                                           ========    ========

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

6. RESTRUCTURING AND ASSET IMPAIRMENT

     At December 28, 1997, the Company, before consideration of the Coleman acquisition, had $5.2 million in liabilities accrued related to a 1996 restructuring plan. The majority of these liabilities related to facility closures and related exit costs. In the first quarter of 1998, this liability was reduced by $0.5 million as a result of cash expenditures.

     The restated restructuring reserve details and activity as of and for the quarter ended March 30, 1997 are as follows (in millions):


                                            RESERVE BALANCE                             ACCRUAL BALANCE
                                             AT DECEMBER 29,     CASH      NON-CASH       AT MARCH 30,
                                                 1996          REDUCTIONS  REDUCTIONS        1997
                                            ---------------    ----------  ----------   ---------------
Severance and other employee costs ....        $  19.1          $  3.2      $  --           $  15.9
Closure and consolidation of facilities
 and related exit costs ...............           32.6             1.4         1.3             29.9
                                                 -----            ----        ----            -----
    Total .............................           51.7          $  4.6      $  1.3          $  45.8
                                                 =====            ====        ====            =====


7. DISCONTINUED OPERATIONS

     The Company's discontinued furniture business, which was sold in March 1997, had revenues of $51.6 million in the first quarter of 1997 prior to the sale and nominal earnings. As a result of the sale of the Company's furniture business assets (primarily inventory, property, plant and equipment), the Company received $69.0 million in cash, retained approximately $50.0 million in accounts receivable and retained certain liabilities. The final purchase price for the furniture business was subject to a post-closing adjustment based on the terms of the Asset Purchase Agreement and in the first quarter of 1997, after completion of the sale, the Company recorded an additional loss on disposal of $22.5 million pre-tax.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


8. RESTATEMENT

     Subsequent to the issuance of the Company's condensed consolidated financial statements for the three months ended March 31, 1998, it was determined that for the years ended December 29, 1996 and December 28, 1997 and the three months ended March 31, 1998, certain revenue was improperly recognized (principally "bill and hold" and guaranteed sales transactions), certain costs and allowances were not accrued or were improperly recorded (principally allowances for returns, cooperative advertising, and customer charge-backs as well as deductions and reserves for product liability and warranty expense) and certain costs were inappropriately included in, and subsequently charged to, restructuring, asset impairment and other costs within the Consolidated Statements of Operations. As a result, the consolidated financial statements as of December 28, 1997 and December 29, 1996 and for the years then ended were restated and a Form 10-K/A was filed with the Securities and Exchange Commission on November 12, 1998. The accompanying condensed consolidated financial statements as of March 31, 1998 and March 30, 1997 and for the three months then ended, present restated results.

      A summary of the effects of the restatement for the three months ended March 31, 1998 and March 30, 1997 follows (in thousands, except per share data):

                                                                 Condensed Consolidated Statements of Operations

                                                                                  (Unaudited)

                                                                                THREE MONTHS ENDED
                                                           -----------------------------------------------------------
                                                                 MARCH 31, 1998                   MARCH 30, 1997
                                                           --------------------------       --------------------------
                                                           As Previously       As           As Previously       As
                                                             Reported       Restated           Reported      Restated
Net sales ..............................................     $ 244,296      $ 247,601         $ 253,450      $ 252,488
Cost of goods sold .....................................       211,459        213,828           185,698        194,237
Selling, general and administrative expense ............        68,841         71,139            33,009         41,195
                                                             ---------      ---------         ---------      ---------
Operating (loss) earnings ..............................       (36,004)       (37,366)           34,743         17,056
Interest expense .......................................         5,072          5,073             1,993          1,993
Other expense, net .....................................         2,367          3,165               113             77
                                                             ---------      ---------         ---------      ---------
(Loss) earnings from continuing operations before income
   taxes and  extraordinary charge .....................       (43,443)       (45,604)           32,637         14,986
Income tax (benefit) provision .........................        (4,458)          (122)           12,076          5,959
                                                             ---------      ---------         ---------      ---------
(Loss) earnings from continuing operations .............       (38,985)       (45,482)           20,561          9,027
Loss from discontinued operations, net of taxes ........          --             --             (13,713)       (13,713)
Extraordinary charge from early extinguishment of debt .        (5,608)        (8,624)             --             --
                                                             ---------      ---------         ---------      ---------
Net (loss) earnings ....................................     $ (44,593)     $ (54,106)        $   6,848      $  (4,686)
                                                             =========      =========         =========      =========
Earnings per share:

    (Loss) earnings from continuing operations:
          Basic ........................................     $   (0.45)     $   (0.53)        $    0.24      $    0.11
          Diluted ......................................         (0.45)         (0.53)             0.24           0.10
    Loss from discontinued operations:
          Basic ........................................          --             --               (0.16)         (0.17)
          Diluted ......................................          --             --               (0.16)         (0.15)
    Extraordinary item:
          Basic ........................................         (0.07)         (0.10)             --             --
          Diluted ......................................         (0.07)         (0.10)             --             --
                                                             ---------      ---------         ---------      ---------
     Net (loss) earning:
          Basic ........................................     $   (0.52)     $   (0.63)        $    0.08      $   (0.06)
                                                             =========      =========         =========      =========
          Diluted ......................................     $   (0.52)     $   (0.63)        $    0.08      $   (0.05)
                                                             =========      =========         =========      =========

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

8.  RESTATEMENT -  (CONTINUED)

                                                                          Condensed Consolidated Balance Sheets
                                                                                     (Unaudited)

                                                                       AS OF                             AS OF
                                                                    MARCH 31, 1998                   MARCH 30, 1997
                                                            ---------------------------        ---------------------------
                                                            As Previously         As           As Previously         As
                                                               Reported        Restated           Reported        Restated
    ASSETS
    Cash and cash equivalents ...........................    $   193,543     $   193,543        $    30,415     $    30,415
    Receivables, net ....................................        562,294         500,671            296,716         289,509
    Inventories .........................................        575,109         617,091            148,011         148,011
    Prepaid expenses, deferred income taxes and other
      current assets ....................................        107,692          74,855            134,512         128,359
                                                             -----------     -----------        -----------     -----------
         Total current assets ...........................      1,438,638       1,386,160            609,654         596,294
    Property, plant and equipment, net ..................        403,179         412,096            217,453         226,627
    Trademarks, trade names, goodwill and other, net ....      1,601,605       1,556,909            226,048         226,048
                                                             -----------     -----------        -----------     -----------
         Total assets ...................................    $ 3,443,422     $ 3,355,165        $ 1,053,155     $ 1,048,969
                                                             ===========     ===========        ===========     ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Short-term debt and current portion of long-term debt    $    62,139     $    62,139        $       848     $       848
    Accounts payable ....................................        205,217         204,456            100,648          98,262
    Other current liabilities ...........................        179,373         218,554            158,658         145,614
                                                             -----------     -----------        -----------     -----------
         Total current liabilities ......................        446,729         485,149            260,154         244,724
    Long-term debt ......................................      1,637,820       1,637,820            175,235         175,235
    Other long-term liabilities .........................        269,334         216,240            204,606         207,603
    Minority interest ...................................         55,191          55,191               --              --
    Shareholders' equity:
      Common stock ......................................          1,008           1,008                892             892
      Additional paid-in capital ........................        975,778         966,631            458,690         458,690
      Retained earnings .................................         95,675          34,829             41,125          49,372
      Accumulated other comprehensive loss ..............        (29,288)        (32,878)           (18,460)        (18,460)
      Other shareholders' equity ........................         (8,825)         (8,825)           ( 5,699)        ( 5,699)
      Treasury stock ....................................           --              --              (63,388)        (63,388)
                                                             -----------     -----------        -----------     -----------
         Total shareholders' equity .....................      1,034,348         960,765            413,160         421,407
                                                             -----------     -----------        -----------     -----------
         Total liabilities and shareholders' equity .....    $ 3,443,422     $ 3,355,165        $ 1,053,155     $ 1,048,969
                                                             ===========     ===========        ===========     ===========

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


9. NEW EMPLOYMENT AGREEMENTS

     On February 20, 1998 the Company entered into new three-year employment agreements with its then Chairman and Chief Executive Officer and two other senior officers of the Company. These agreements replaced previous employment agreements entered into in July 1996 that were scheduled to expire in July 1999.

     The new employment agreement for the Company's then Chairman provided for, among other items, the acceleration of vesting of 200,000 shares of restricted stock and the forfeiture of the remaining 133,333 shares of unvested restricted stock granted under the July 1996 agreement, a new equity grant of 300,000 shares of unrestricted stock, a new grant of a ten-year option to purchase 3,750,000 shares of the Company's common stock with an exercise price equal to the fair market value of the stock at the date of grant and exercisable in three equal annual installments beginning on the date of grant and the acceleration of vesting of 833,333 outstanding stock options granted under the July 1996 agreement. In addition, the new employment agreement with the then Chairman and Chief Executive Officer provided for income tax gross-ups with respect to any tax assessed on the equity grant and acceleration of vesting of restricted stock.

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

     Compensation expense attributed to the equity grant, the acceleration of vesting of restricted stock and the related income tax gross-ups was recognized in the first quarter of 1998 and compensation expense related to the new restricted stock grants and related tax gross-ups was amortized to expense beginning in the first quarter of 1998 with amortization to continue over the period in which the restrictions lapse. Total compensation expense recognized in the first quarter of 1998 related to these items was approximately $31 million. (See Note 10.)

10. SUBSEQUENT EVENTS

SENIOR MANAGEMENT CHANGES

     On June 15, 1998, the Company's Board of Directors announced the removal of the then Chairman and Chief Executive Officer and subsequently announced the removal or resignation of other senior officers, including the Company's then Chief Financial Officer. In connection with the removal or resignation of the senior officers and the termination of their restricted stock grants, the unamortized portion of the deferred compensation expense attributable to the restricted stock grants will be reversed and compensation expense of approximately $0.9 million recognized in the first quarter of 1998 for unvested restricted stock grants will be reversed into income in the second and third quarters of 1998. Other costs related to the resignations and terminations will be recognized, as appropriate, in 1998. The Company and certain of its former officers are in disagreement as to the Company's obligations to these individuals under prior employment agreements and arising from their terminations. The Board of Directors has installed a new Chief Executive Officer and senior management team.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

10. SUBSEQUENT EVENTS - (CONTINUED)

COLEMAN ACQUISITION

     On August 12, 1998, the Company announced that, following investigation and negotiation conducted by a Special Committee of the Board consisting of four outside directors not affiliated with M&F, the Company had entered into a settlement agreement with a subsidiary of M&F pursuant to which the Company was released from certain threatened claims of M&F and its affiliates arising from the Coleman acquisition and M&F agreed to provide certain management personnel and assistance to the Company in exchange for the issuance to the M&F subsidiary of five-year warrants to purchase up to 23 million shares of the Company's common stock at an exercise price of $7.00 per share, subject to anti-dilution provisions. The financial statement impact of the settlement, which will be material in amount, will be recorded in the third quarter of 1998. (See Litigation, below.)

OTHER ACQUISITIONS

     On April 6, 1998, the Company completed the cash acquisitions of First Alert, Inc. ("First Alert"), a leading manufacturer of smoke and carbon monoxide detectors, and Signature Brands USA, Inc. ("Signature Brands"), a leading manufacturer of a comprehensive line of consumer and professional products. The First Alert and the Signature Brands acquisitions were valued at approximately $178 million and $253 million, respectively, including the assumption of debt. These acquisitions will be accounted for by the purchase method of accounting and the results of operations of the acquired entities will be included in the Company's Consolidated Statement of Operations from the respective acquisition dates.

DEBENTURES, NEW CREDIT FACILITY AND FINANCIAL INSTRUMENTS

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

     At June 30, 1998, the Company was not in compliance with the financial covenants and ratios required under the New Credit Facility. The Company and its lenders entered into an agreement dated June 30, 1998, which provided that compliance with the covenants would be waived through December 31, 1998. Borrowings under the New Credit Facility are secured by certain of the Company's assets, including its stock interest in Coleman and certain other subsidiaries and certain of the Company's tangible and intangible personal property. Pursuant to an amendment dated October 19, 1998, the Company is not required to comply with the original financial covenants and ratios under the New Credit Facility until April 10, 1999, but will be required to comply with an earnings before interest, taxes, depreciation and amortization covenant, the amounts of which are to be determined, beginning February 1999. Concurrent with each of these amendments, interest margin was increased. The margin continues to increase monthly through March 1999 to a maximum of 400 basis points over LIBOR. At September 30, 1998, following the scheduled repayment of a portion of the term loan, the New Credit Facility was reduced to $1,698 million in total, of which approximately $1,453 million was outstanding and approximately $245 million was available. In addition, the Company's cash balance available for debt repayment at September 30, 1998 was approximately $43 million.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


10. SUBSEQUENT EVENTS - (CONTINUED)

     The Company is working closely with its bank lenders and hopes to reach agreement with the bank lenders on a further amendment to the New Credit Facility containing revised financial covenants which the bank lenders and the Company find mutually acceptable. There can be no assurance that such an amendment, or a further waiver of the existing financial covenants, will be entered into with the bank lenders by April 10, 1999. The failure to obtain such an amendment or further waiver would result in violation of the existing covenants, which would permit the bank lenders to accelerate the maturity of all outstanding borrowing under the New Credit Facility.

     The Company selectively uses derivatives to manage interest rate and foreign exchange exposures that arise in the normal course of business. In the second quarter of 1998, the Company entered into two swap transactions in a notional amount of $150 million each, in connection with the New Credit Facility. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional principal amounts. The swaps expire in June 2001 and 2003 and have strike rates of 5.75% and 5.58%, respectively. The notional amounts of the agreements do not represent the amount of exposure to credit loss.

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

LITIGATION

     On April 23, 1998, two class action lawsuits were filed on behalf of purchasers of the Company's common stock in the U. S. District Court for the Southern District of Florida against the Company and certain of its present and former officers and directors alleging violations of the federal securities laws as discussed below (the "Consolidated Federal Actions"). Since that date, approximately fifteen similar class actions have been filed in the same Court. One of the lawsuits also names as defendant Arthur Andersen LLP, the Company's independent accountants for the period covered by the lawsuit.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

10. SUBSEQUENT EVENTS - (CONTINUED)

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

     On April 7, 1998, a purported derivative action was filed in the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against the Company and certain of its present and former officers and directors. The action alleged that the individual defendants breached their fiduciary duties and wasted corporate assets when the Company granted stock options to three of its officers and directors on or about February 2, 1998 at an exercise price of $36.85. On June 25, 1998, all defendants filed a motion to dismiss the complaint for failure to make a presuit demand on the board of directors of the Company. On October 22, 1998, the plaintiff amended the complaint against all but one of the defendants named in the original complaint. The amended complaint no longer challenges the stock options, but instead alleges that the individual defendants breached their fiduciary duties by failing to have in place adequate accounting and sales controls, which failure caused the inaccurate reporting of financial information to the public, thereby causing an artificial inflation of the Company's financial statements and stock price.

     On June 25, 1998, four purported class actions were filed in the Court of Chancery of the State of Delaware in New Castle County by minority shareholders of Coleman against the Company and certain of the Company's present and former officers and directors. An additional class action was filed on August 10, 1998, against the same parties. All of the plaintiffs are represented by the same Delaware counsel and have agreed to consolidate the class actions. These actions allege, in essence, that the existing exchange ratio for the proposed merger between the Company and Coleman is no longer fair to Coleman shareholders as a result of the recent decline in the market value of the Company stock. On October 21, 1998, the Company announced that it had entered into a Memorandum of Understanding to settle, subject to court approval, certain class actions brought by shareholders of Coleman challenging the proposed Coleman Merger. Under the terms of the proposed settlement, the Company will issue to the Coleman public shareholders five-year warrants to purchase 4.98 million shares of the Company's common stock at $7.00 per share. These warrants will generally have the same terms as the warrants previously issued to a subsidiary of M&F and will be issued when the Coleman Merger is consummated, which is now expected to be in the first quarter of 1999. There can be no assurance that the Court will approve the settlement as proposed.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


10. SUBSEQUENT EVENTS - (CONTINUED)

     During the months of August and October 1998, purported class and derivative actions were filed in the Court of Chancery of the State of Delaware in New Castle County and in the U. S. District Court for the Southern District of Florida by shareholders of the Company against the Company, M&F and certain of the Company's present and former directors. These complaints allege that the defendants breached their fiduciary duties when the Company entered into a settlement agreement with M&F whereby M&F released the Company from any claims it may have had arising out of the Company's acquisition of its interest in Coleman and agreed to provide management support to the Company (the "Settlement Agreement"). Pursuant to the Settlement Agreement, M&F was granted five-year warrants to purchase an additional 23 million shares of the Company's common stock at an exercise price of $7.00 per share. These complaints also allege that the rights of the public shareholders have been compromised, as the settlement would normally require shareholder approval under the rules and regulations of the New York Stock Exchange ("NYSE"). The Audit Committee of the Company's board determined that obtaining such shareholder approval would have seriously jeopardized the financial viability of the Company which is an allowable exception to the NYSE shareholder approval requirements.

     On September 16, 1998, an action was filed in the 56th Judicial District Court of Galveston County, Texas alleging various claims in violation of the Texas Securities Act and Texas Business and Commercial Code as well as common law fraud as a result of the Company's alleged misstatements and omissions regarding the Company's financial condition and prospects during a period beginning May 1, 1998 and ending June 16, 1998, in which the plaintiffs engaged in transactions in the Company's stock. The Company is the only named defendant in this action. The complaint requests recovery of compensatory damages, punitive damages and expenses in an unspecified amount. This action has been removed to the U.S. District Court for the Southern District of Texas and the Company has filed a motion to transfer this case to the Southern District of Florida, the forum for the Consolidated Federal Actions. Plaintiffs have moved to remand the case to Texas state court.

     On October 30, 1998, a class action lawsuit was filed on behalf of certain purchasers of the Company's Debentures in the U.S. District Court of the Southern District of Florida against the Company and its prior Chief Executive Officer and Chief Financial Officer, alleging violations of the federal securities laws and common law fraud. The complaint alleges that the Company's offering memorandum used for the marketing of the Debentures contained false and misleading information regarding the Company's financial position and that the defendants engaged in a plan to inflate the Company's earnings for the purpose of defrauding the plaintiffs and others. The Company is seeking to consolidate this lawsuit with the other Consolidated Federal Actions.

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

     On July 2, 1998, the American Insurance Company ("American") filed suit against the Company in the U.S. District Court for the Southern District of New York requesting a declaratory judgment of the court that the directors' and officers' liability insurance policy for excess coverage issued by American was invalid and/or had been properly cancelled by American. The Company has moved to transfer such action to the federal district court in which the Consolidated Federal Actions are currently pending; American is opposing such motion. On October 20, 1998, an action was filed by Federal Insurance Company in the U.S. District Court for the Middle District of Florida requesting the same relief as that requested by American in the previously filed action as to additional coverage levels under the Company's directors' and officers' liability insurance policy. The Company intends to pursue recovery from all of its insurers if damages are awarded against the Company or its indemnified officers and/or directors under any of the foregoing actions. The Company's failure to obtain such insurance recoveries following an adverse judgement against the Company in any of the foregoing actions could have a material adverse impact on the Company's financial position, results of operations and cash flow.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


10. SUBSEQUENT EVENTS - (CONTINUED)

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

ASSET IMPAIRMENT, INVENTORY RESERVES AND RELATED LIABILITIES

     In 1998, as a result of decisions to outsource a substantial number of products previously made by the Company, certain facilities and equipment will either no longer be used or will be used in a significantly different manner. Accordingly, certain assets recorded at March 31, 1998 will be written down in future periods to reflect the fair market value of items held for disposition or to reflect impairment for items where the future utility is altered by the sourcing change. Personnel at the Mexico City manufacturing plant were notified in the second quarter of 1998 that the plant is scheduled for closure at year-end 1998. Accordingly, a liability related to plant closure will be recorded in the second quarter. As certain inventories built in 1997 and the first quarter of 1998 in anticipation of 1998 sales volumes exceed the actual requirements, it will be necessary to dispose of some portions of excess inventories at amounts less than cost. The Company is also in the process of assessing the expected future performance of its business operations and the impact of this assessment on the valuation of assets in the business. This assessment is expected to be completed in the fourth quarter.

NEW ACCOUNTING STANDARDS

     In April 1998, the AICPA issued Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES ("SOP 98-5"). SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company will adopt SOP 98-5 beginning January 1, 1999. Adoption of the Statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On June 30, 1998, the Company announced that the Audit Committee of the Board of Directors was initiating a review into the accuracy of prior financial statements. The Audit Committee's review has since been completed and, as a result of its findings, the Company has restated its previously issued consolidated financial statements for 1996 and 1997 and the first quarters of 1998 and 1997 (see Note 8 to the accompanying condensed consolidated financial statements and the Company's Annual Report on Form 10-K/A for the year ended December 28, 1997). The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements as of and for the three months ended March 31, 1998 and March 30, 1997.

OVERVIEW

     On March 30, 1998, the Company, through a wholly-owned subsidiary, acquired approximately 81% of the total number of then outstanding shares of common stock of The Coleman Company, Inc. ("Coleman"), in exchange for 14,099,749 shares of the Company's common stock and approximately $160 million in cash as well as the assumption of $1,016 million in debt. The Company expects to acquire the remaining equity interest in Coleman pursuant to a merger transaction in which the existing Coleman minority shareholders will receive approximately 6.7 million shares of common stock and approximately $87 million in cash. Although there can be no assurance, it is anticipated the Coleman merger will occur in the first quarter of fiscal 1999. (See Note 10 to the condensed consolidated financial statements and Part II, Item 1. "Legal Proceedings"). Coleman is a leading manufacturer and marketer of consumer products for the worldwide outdoor recreation market. Its products have been sold domestically under the Coleman /registered trademark/ brand name since the 1920's.

      The Coleman acquisition was recorded under the purchase method of accounting; and accordingly, the results of operations of Coleman for March 30 and 31, 1998 are included in the accompanying Condensed Consolidated Statement of Operations. The purchase price of Coleman has been allocated to individual assets acquired and liabilities assumed based on preliminary estimates of fair market value at the date of acquisition. The allocation of purchase price for the acquisition of Coleman will be revised when additional information concerning asset and liability valuations is obtained. Adjustments, which could be significant, will be made during the allocation period based on detailed reviews of the fair values of assets acquired and liabilities assumed and could result in a substantial change in goodwill and other intangible assets.

     To standardize the fiscal period ends of the Company, Coleman and two companies acquired after March 31, 1998, effective with its 1998 fiscal year, the Company has changed its fiscal year end from the Sunday nearest December 31 to a calendar year. (See Notes 1 and 10 to the condensed consolidated financial statements.)

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 30, 1997

     Net sales is comprised of gross sales less provisions for estimated customer returns, discounts, promotional allowances, cooperative advertising allowances and costs incurred by the Company to ship product to customers. Net sales for the three months ended March 31, 1998 were $247.6 million, a decrease of $4.9 million or 2% versus the three months ended March 30, 1997. After excluding: (i) $14.8 million of Coleman's sales for March 30 and 31, 1998, (ii) approximately $4 million in 1998 sales resulting from the change in year end described above, (iii) $4.2 million from 1997 sales relating to divested product lines which are not classified as discontinued operations (time and temperature products and Counselor /registered trademark/ and Borg /registered trademark/ branded scales), and (iv) $13.7 million from 1997 sales of discontinued inventory which resulted primarily from the reduction of SKU's as part of the 1996 restructuring plan and for which the inventory carrying value was substantially equivalent to the sales value, net sales on an adjusted basis ("Adjusted Sales") reflected a 2% decrease from the first quarter of 1997. Overall, product sales were adversely impacted by price discounting and approximately $13 million of higher provisions for estimated returns, costs to ship products to customers, rebates and other customer allowances.

     Domestic Adjusted Sales declined approximately $10 million from the first quarter of 1997. Outdoor Cooking category sales accounted for the majority of this decline. During 1997, the Company lost a significant portion of its Outdoor Cooking products distribution, including the majority of its grill accessory products distribution. As compared with the first quarter of 1997, the Outdoor Cooking products sales decline was also attributed to a lower than anticipated retail sell-through during the early stages of the 1998 retail selling season. Based on the sales levels achieved in the first quarter of 1998, distribution losses and retail inventory levels for Outdoor Cooking products, and a significant sales decline experienced subsequent to the first quarter as compared with the same period in the prior year, sales for the remainder of 1998 will be significantly lower as compared to the prior year. Adjusted Sales for Appliance category products increased approximately $7 million but were offset by declines in other product categories, primarily Away From Home products.

      International sales, which represented 26% of Adjusted Sales in the first quarter of 1998, grew approximately 16% over the first quarter of 1997's Adjusted Sales. This sales growth was attributed to improved distribution, new product sales and increased retail inventory levels in Latin America, including Mexico and Venezuela, offset by declines in sales of Outdoor Cooking products in Europe and Canada.

     Excluding $4.1 million of gross margin generated from the inclusion of the Coleman operations for two days in the first quarter of 1998 and approximately $0.6 million in gross margin from the change in the fiscal period, gross margin declined to $29.1 million, or 12.7% of Adjusted Sales in 1998 versus $58.3 million, or 24.8% of Adjusted Sales for the same period a year ago. The margin erosion was due to lower price realization and higher costs of customer allowances, rebates and similar incentives in 1998, coupled with a higher product return reserve and an adverse product sales mix in 1998. The adverse product sales mix was due in part to the loss of a majority of the grill accessory products distribution. Accessories generate significantly better margins than the average margins on sales of grills. During the first quarter of each year, grill and grill accessory sales are traditionally a higher portion of overall sales in the period than during other quarters of the year.

     Due to the level of Outdoor Cooking products sales in the first quarter and the levels of retail inventories for these products, the Company began the season-end ramp down of production at the Neosho Outdoor Cooking products facility earlier than previously planned. As a result, operating results for the 1998 grill season will be adversely impacted due to unabsorbed fixed factory overhead during the second and third quarters and higher inventory carrying costs.

      Excluding the effect of: (i) $3.7 million of selling, general and administrative ("SG&A") charges from Coleman, (ii) approximately $0.8 million of SG&A expenses in 1998 from the change in the fiscal period, (iii) a $3.0 million benefit in the first quarter of 1998 and a $0.5 million benefit in the first quarter of 1997 from the reversal of reserves no longer required, (iv) $31.2 million of charges recorded in 1998 related to compensation for former executives, and (v) $4.1 million of restructuring related charges recorded in 1997, SG&A expenses were 2% higher in 1998 than 1997. Higher distribution and warehousing costs due to increased levels of inventory were primarily responsible for the increase in costs between years.

     Operating results for the first quarters of 1998 and 1997, on a comparable basis as described above, were a loss of $9.4 million in 1998 and a profit of $20.7 million in 1997. On the same basis, operating margins as a percent of Adjusted Sales decreased to a loss of 4.1% from a profit of 8.8% in the prior year. This change resulted from the factors discussed above.

     Interest expense increased from $2.0 million in the first quarter of 1997 to $5.1 million in the first quarter of 1998 primarily related to higher borrowing levels in 1998 for the acquisitions and increased working capital. (See Note 3 to the condensed consolidated financial statements.)

     Other expense, net of $3.2 million in 1998 and $0.1 million in 1997 primarily represents foreign exchange losses. Losses in both years arose from Sunbeam's operations in Mexico. In addition, the 1998 losses were impacted by Sunbeam's operations in Venezuela and Coleman's operations in Japan.

     The effective income tax rate was 0.3% in the first quarter of 1998, as compared to 39.8% in the first quarter of 1997. The 1998 rate is lower than the statutory federal rate principally as a result of a valuation allowance for deferred tax assets provided in 1998. The 1997 rate was higher than the federal statutory income tax rate primarily due to state and local taxes plus the effect of foreign earnings taxed at other rates.

     The Company's loss per share from continuing operations in the first quarter of 1998, excluding: (i) Coleman's results for March 30 and 31, 1998,
(ii) the effect of the change in fiscal periods, (iii) the reversals of reserves no longer required in each year's first quarter, (iv) the restructuring related charges in 1997, and (v) the 1998 charge related to management compensation was a loss of $0.20 per share versus earnings per share from continuing operations in the first quarter of 1997 of $0.13 per share. Due to increased inventory positions at certain customers from sales in 1997 and the first quarter of 1998, as well as increased inventory positions at the Company, sales and operating income will be materially affected during the remainder of 1998. In addition, 1998 results will be impacted materially by charges related to, among other items, a change in management, changes in business operations resulting in part from acquisitions in 1998, interest costs associated with higher debt levels, costs associated with litigation and asset impairment costs, as well as costs related to Year 2000 issues. (See "Liquidity and Capital Resources", below, and Note 10 to the condensed consolidated financial statements.)

     In March 1998, the Company prepaid a $75.0 million 7.85% industrial revenue bond related to its Hattiesburg facility originally due in 2009. In connection with the early extinguishment of this debt, the Company recognized an extraordinary charge of $8.6 million ($0.10 per share) in the first quarter of 1998.

     The Company's discontinued furniture business, which was sold in March 1997, had revenues of $51.6 million in the first quarter of 1997 prior to the sale and nominal earnings. As a result of the sale of the Company's furniture business assets (primarily inventory, property, plant and equipment), the Company received $69.0 million in cash, retained approximately $50.0 million in accounts receivable and retained certain liabilities. The final purchase price for the furniture business was subject to a post-closing adjustment based on the terms of the Asset Purchase Agreement and in the first quarter of 1997, after completion of the sale, the Company recorded an additional loss on disposal of $22.5 million pre-tax.

FOREIGN OPERATIONS


     Approximately 90% of the Company's business is conducted in U.S. dollars (including both domestic sales, U.S. dollar denominated export sales, primarily to certain Latin American markets, Asian sales and the majority of European sales). The Company's exposure to market risk from changes in foreign currency and interest rates is generally insignificant. The Company's non-U.S. dollar denominated sales are made principally by subsidiaries in Mexico, Venezuela and Canada. Venezuela is considered a hyperinflationary economy for accounting purposes for 1998 and 1997 and Mexico reverted to a hyperinflationary status for accounting purposes in 1997; therefore, translation adjustments related to Venezuelan and Mexican net monetary assets are included as a component of net earnings. Mexico is not expected to be hyperinflationary at some point in 1998.

     While Sunbeam's revenues generated in Asia have traditionally not been significant, economic instability in this region is expected to have a negative effect on Coleman's earnings. It is anticipated that sales in and exports to this region will continue to decline so long as the economic environment remains unsettled. It is not anticipated that this impact will be materially adverse to the Company's results of operations taken as a whole.

     On a limited basis, the Company selectively uses derivatives (foreign exchange option and forward contracts) to manage foreign exchange exposures that arise in the normal course of business. No derivative contracts are entered into for trading or speculative purposes. The use of derivatives did not have a material impact on the Company's financial results in 1998 and 1997. (See Note 3 to the condensed consolidated financial statements.)

SEASONALITY

     On a consolidated basis, the Company's sales have not traditionally exhibited substantial seasonality; however, sales have been strongest during the fourth quarter of the calendar year. Additionally, sales of Outdoor Cooking products are strongest in the first half of the year, while sales of Appliances and Personal Care and Comfort products are strongest in the second half of the year. Furthermore, sales of a number of the Company's traditional products, including warming blankets, vaporizers, humidifiers and grills may be impacted by unseasonable weather conditions. After considering the seasonality of the acquired entities, the Company's consolidated sales are not expected to exhibit substantial seasonality; however, sales are expected to be strongest during the second quarter of the calendar year. Additionally, sales of many products sold by Coleman may be impacted by unseasonable weather conditions.

LIQUIDITY AND CAPITAL RESOURCES

     In order to finance the acquisition of Coleman in the first quarter of 1998 and the anticipated acquisitions of First Alert, Inc. ("First Alert") and Signature Brands USA, Inc. ("Signature Brands") and to refinance substantially all of the indebtedness of the Company and the acquired entities, the Company consummated: (i) an offering (the "Offering") of Zero Coupon Convertible Senior Subordinated Debentures due 2018 (the "Debentures") at a yield to maturity of 5% (approximately $2,014 million principal amount at maturity) in March 1998, which resulted in approximately $730 million of net proceeds and, (ii) entered into a revolving and term credit facility ("New Credit Facility"). (See Note 10.)

     The New Credit Facility provided for an aggregate borrowings of up to $1.7 billion pursuant to: (i) a revolving credit facility in an aggregate principal amount of up to $400 million, maturing March 31, 2005; (ii) an $800 million term loan maturing on March 31, 2005, and (iii) a $500 million term loan maturing September 30, 2006. Interest accrues at a rate selected at the Company's option of: (i) the London Interbank Offered Rate ("LIBOR") plus an agreed upon interest margin which varies depending upon the Company's leverage ratio, as defined, and other items or, (ii) the base rate of the administrative agent (generally the higher of the prime commercial lending rate of the administrative agent or the Federal Funds Rate plus 1/2 of 1%), plus an agreed upon interest margin which varies depending upon the Company's leverage ratio, as defined, and other items. (See Notes 3 and 10 to the condensed consolidated financial statements.)

     As of March 31, 1998, the Company had cash and cash equivalents of $193.5 million, working capital excluding cash and cash equivalents of $707.5 million and total debt of $1.7 billion. Cash used in operating activities during the first quarter of 1998 was $134.7 million compared to $22.6 million in the first quarter of 1997. This increase is primarily attributable to lower earnings before non-cash charges and an increased investment in working capital. The majority of the increase in working capital is a result of higher inventory and receivables levels in 1998. Inventories increased $312.2 million from December 28, 1997, of which $246.3 million related to Coleman and $65.9 million related to Sunbeam's household and grill products. Receivables increased $272.2 million from December 28, 1997, with $215.1 million due to the Coleman acquisition and $57.1 million from Sunbeam's historical operating units. Extended dating terms contributed to the increase in Sunbeam's receivables. Cash used in operating activities for the 1998 first quarter reflects proceeds of $34.8 million from the Company's revolving trade accounts receivable securitization program entered into in December 1997. The Company expects to continue to use the securitization program to finance a portion of its accounts receivable. The Company anticipates that cash used in operating activities will increase in the second and third quarters of 1998, principally from losses incurred in operations and increases in inventory. As certain inventories built in 1997 and the first quarter of 1998 in anticipation of 1998 sales volumes exceed the actual requirements, it will be necessary to dispose of some portions of excess inventories at amounts less than cost.

     Cash used in investing activities in the first quarter of 1998 reflects $160.6 million for the acquisition of approximately 81% of Coleman. In the first quarter of 1997, cash provided by investing activities reflected $70.4 million in proceeds from the sales of divested operations. Capital spending totaled $19.5 million in 1998 and was primarily for capacity expansion initiatives primarily at the Neosho grill manufacturing facility, and equipment and tooling for new products. Capital spending in 1997 was $10.9 million and was primarily attributable to manufacturing capacity expansion and equipment to manufacture new products. The new product capital spending in 1998 principally related to the Appliance category and included costs related to water and air filtration products, blenders, standmixers and irons. The Company anticipates 1998 capital spending to be approximately 5% of sales, primarily related to new product introductions, capacity additions and certain facility rationalization initiatives.

     Cash provided by financing activities totaled $456.1 million in the first quarter of 1998 and reflects net proceeds from the Debentures of $729.6 million, the cancellation and repayment of all outstanding balances under the Company's $250 million September 1996 revolving credit facility, the repayment of certain Coleman debt and the early extinguishment of the $75.0 million Hattiesburg bond. In addition, cash provided by financing activities is net of $25.1 million of financing fees related to the Company's $1.7 billion New Credit Facility and $19.0 million of proceeds from the exercise of stock options. (See Note 3 to the condensed consolidated financial statements.)

     In April 1998, the Company drew from the term loans under the New Credit Facility to fund the acquisitions of Signature Brands and First Alert as further described in Note 10 to the condensed consolidated financial statements and to refinance certain debt of the acquired companies. The Company drew an additional $550 million of term loans and $50 million of revolving loans in May 1998 to finance the prepayment of certain debt assumed in connection with the Coleman acquisition. In connection with these debt refinancings, the Company expects to record an extraordinary charge of approximately $104 million in the second quarter of 1998.

     At June 30, 1998, the Company was not in compliance with the covenants and ratios under the New Credit Facility. The Company and its lenders entered into an agreement dated June 30, 1998, which provided that compliance with the covenants would be waived through December 31, 1998. Subsequently, pursuant to an amendment dated October 19, 1998, the Company is not required to comply with the original financial covenants and ratios under the New Credit Facility until April 10, 1999, but will be required to comply with an earnings before interest, taxes, depreciation and amortization covenant, the amounts of which are to be determined, beginning February 1999. At September 30, 1998, following the scheduled repayment of a portion of the term loan, the New Credit Facility was reduced to $1,698 million in total, of which approximately $1,453 million was outstanding and approximately $245 million was available. In addition, the Company's cash balance available for debt repayment at September 30, 1998 was approximately $43 million.

     The Company is working closely with its bank lenders and hopes to reach agreement with the bank lenders on a further amendment to the New Credit Facility containing revised financial covenants which the bank lenders and the Company find mutually acceptable. There can be no assurance that such an amendment, or a further waiver of the existing financial covenants, will be entered into with the bank lenders by April 10, 1999. The failure to obtain such an amendment or further waiver would result in violation of the existing covenants, which would permit the bank lenders to accelerate the maturity of all outstanding borrowing under the New Credit Facility.

     The Company expects to acquire the remaining equity interest in Coleman pursuant to a merger transaction in which the existing Coleman minority shareholders will receive approximately 6.7 million shares of common stock and approximately $87 million in cash. In addition, as a result of litigation related to the merger consideration, the Company has entered into a memorandum of understanding (subject to court approval) pursuant to which the holders of the remaining equity interest in Coleman will also receive five-year warrants to purchase 4.98 million shares of Sunbeam common stock at $7.00 per share. There can be no assurance that the court will approve the settlement as proposed. Although there can be no assurance, it is anticipated the Coleman merger will occur in the first quarter of fiscal 1999. (See Note 10 to the condensed consolidated financial statements.)

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

NEW ACCOUNTING STANDARDS

     See Notes 1 and 10 to the Company's condensed consolidated financial statements for a discussion of Statement of Financial Accounting Standards ("SFAS") No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, Statement of Position ("SOP") 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE and SOP 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES, which are required to be adopted for periods beginning after December 15, 1997. The adoption of these standards is not expected to have a material effect on the Company's consolidated results of operations, financial position, or cash flows, although actual charges incurred may be material due to Year 2000 issues, as discussed below.

YEAR 2000

     The Company is in the process of assessing the impact of the Year 2000 on its operations, including the Coleman, First Alert and Signature Brands companies which were acquired by the Company in the spring of 1998. The Company established a Year 2000 Program Management Office in the third quarter of 1998 to conduct such assessment with assistance from three consulting firms. The Company's assessment encompasses the Company's information technology functions along with the impact of the effects of noncompliance by its vendors, service providers, customers, and financial institutions. Additionally, the Company is assessing the impact of noncompliance of embedded microprocessors in its products as well as equipment, such as security and telephone systems and controls for lighting, heating/ventilation, and facility access.

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

     The Company is in the process of contacting its vendors and suppliers of products and services to determine their Year 2000 readiness and plans. This review includes third party providers to whom the Company has outsourced the processing of its cash receipt and cash disbursement transactions. The Company plans to complete this review during the fourth quarter of 1998. The failure of certain of these third party suppliers to become Year 2000 compliant could have a material adverse impact on the Company.

     The Company's preliminary assessment of the total costs to address and remedy Year 2000 issues, including costs for the acquired companies, is at least $50 million. This estimate includes the costs of software and hardware modifications and replacements and fees to third party consultants, but excludes internal resources. The Company expects these expenditures to be financed through operating cash flows or borrowings, as applicable. Through March 31, 1998, the Company had expended less than $1 million related to new systems and remediation to address Year 2000 issues, of which the majority was for software licenses and was therefore recorded as capital expenditures. Of the remaining estimated expenditures, it is anticipated that approximately 25% will be incurred by year-end 1998, with the remainder in 1999. A significant portion of these expenditures will enhance the Company's operating systems in addition to resolving the Year 2000 issues. As the Company completes its assessment of the Year 2000 issues, the actual expenditures incurred or to be incurred may differ materially from the amounts shown above.

     After completing the assessment of the Year 2000 on its operations, the Company plans to establish a contingency plan for addressing any effects of the Year 2000 on its operations, whether due to noncompliance of the Company's systems or those of third parties. The Company expects to complete such contingency plan by September 30, 1999; such contingency plan will address alternative processes, such as manual procedures to replace those processed by noncompliant systems, potential alternative service providers, and plans to address compliance issues as they arise. Subject to the nature of the systems and applications which are not made Year 2000 compliant, the impact of such non-compliance on the Company's operations could be material if appropriate contingency plans cannot be developed prior to January 1, 2000.


SUBSEQUENT EVENTS

     See Note 10 of Notes to the condensed consolidated financial statements for information relating to, among other matters, a change in management, litigation and anticipated asset impairment, inventory reserves and related liabilities.

RESTATEMENT OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 30, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

     The results of operations previously reported for the three months ended March 30, 1997 as compared with the three months ended March 31, 1996 generally understated the level of expenses incurred in 1997. Gross margin was previously reported to have improved 5.8 percentage points from the level achieved in 1996. After restatement, the gross margin improvement was 2.2 percentage points. Operating income was previously reported to have improved $19.2 million or 123.9% from 1996's first quarter to the first quarter of 1997. After reflecting the results of the restatement, operating earnings were $17.1 million for the first quarter of 1997, an improvement of $1.5 million or 9.9% from the prior year. On November 12, 1998, the Company filed a Form 10-K/A setting forth its restated financial statements for December 28, 1997 and December 29, 1996, and the fiscal years then ended. Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal years 1997 and 1998 as well as 1996 and 1995 are contained therein. (See Note 8 to the condensed consolidated financial statements.)

CAUTIONARY STATEMENTS

     Certain statements in this Quarterly Report on Form 10-Q/A may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (herein the "Act") and in releases made by the Securities and Exchange Commission ("SEC") from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. When used in this Quarterly Report on Form 10-Q/A, the word "estimate," "project," "intend," "expect" and similar expressions, when used in connection with the Company, including its management, are intended to identify forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. These Cautionary Statements are being made pursuant to the Act, with the intention of obtaining the benefits of the "Safe Harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements with respect to the Company include, but are not limited to risks associated with (i) high leverage, (ii) Sunbeam's ability to enter into an amendment to its credit agreement containing financial covenants which it and its bank lenders find mutually acceptable, or to continue to obtain waivers from its bank lenders with respect to its compliance with the existing covenants contained in such agreement, and to continue to have access to its revolving credit facility, (iii) Sunbeam's ability to integrate the recently acquired Coleman, Signature Brands and First Alert companies and expenses associated with such integration, (iv) Sunbeam's sourcing of products from international vendors, including the ability to select reliable vendors and to avoid delays in shipments, (v) Sunbeam's ability to maintain and increase market share for its products at anticipated margins, (vi) Sunbeam's ability to successfully introduce new products and to provide on-time delivery and a satisfactory level of customer service, (vii) changes in laws and regulations, including changes in tax rates, accounting standards, environmental laws, occupational, health and safety laws, (viii) access to foreign markets together with foreign economic conditions, including currency fluctuations, (ix) uncertainty as to the effect of competition in existing and potential future lines of business, (x) fluctuations in the cost and availability of raw materials and/or products, (xi) changes in the availability and relative costs of labor, (xii) effectiveness of advertising and marketing programs, (xiii) economic uncertainty in Japan, Korea and other Asian countries, as well as in Mexico, Venezuela, and other Latin American countries, (xiv) product quality, including excess warranty costs, product liability expenses and costs of product recalls, (xv) weather conditions which can have an unfavorable impact upon sales of Sunbeam's products, (xvi) the numerous lawsuits against the Company and the SEC investigation into the Company's accounting practices and policies, and uncertainty regarding the Company's available coverage on its directors' and officers' liability insurance, (xvii) the possibility of a recession in the United States or other countries resulting in a decrease in consumer demands for the Company's products, and (xviii) failure of the Company and/or its suppliers of goods or services to timely complete the remediation of computer systems to effectively process Year 2000 information. Other factors and assumptions not included in the foregoing may cause the Company's actual results to materially differ from those projected. The Company assumes no obligation to update any forward-looking statements or these Cautionary Statements to reflect actual results or changes in other factors affecting such forward-looking statements.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On April 23, 1998, two class action lawsuits were filed on behalf of purchasers of the Company's common stock in the U. S. District Court for the Southern District of Florida against the Company and certain of its present and former officers and directors alleging violations of the federal securities laws as discussed below (the "Consolidated Federal Actions"). Since that date, approximately fifteen similar class actions have been filed in the same Court. One of the lawsuits also names as defendant Arthur Andersen LLP, the Company's independent accountants.

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

     On June 25, 1998, four purported class actions were filed in the Court of Chancery of the State of Delaware in New Castle County by minority shareholders of Coleman against the Company and certain of the Company's present and former officers and directors. An additional class action was filed on August 10, 1998, against the same parties. All of the plaintiffs are represented by the same Delaware counsel and have agreed to consolidate the class actions. These actions allege, in essence, that the existing exchange ratio for the proposed merger between the Company and Coleman is no longer fair to Coleman shareholders as a result of the recent decline in the market value of the Company stock. On or about October 21, 1998, the parties signed a memorandum of understanding to settle these class actions, subject to court approval.

     During the months of August and October 1998, purported class and derivative actions were filed in the Court of Chancery of the State of Delaware in New Castle County and in the U. S. District Court for the Southern District of Florida by shareholders of the Company against the Company, M&F and certain of the Company's present and former directors. These complaints allege that the defendants breached their fiduciary duties when the Company entered into a settlement agreement whereby M&F released the Company from any claims it may have had arising out of the Company's acquisition of its interest in Coleman and agreed to provide management support to the Company (the "Settlement Agreement"). Pursuant to the Settlement Agreement, a M&F subsidiary was granted five-year warrants to purchase up to an additional 23 million shares of the Company's common stock at an exercise price of $7.00 per share. These complaints also allege that the rights of the public shareholders have been compromised, as the settlement would normally require shareholder approval under the rules and regulations of the New York Stock Exchange ("NYSE"). The Audit Committee of the Company's board determined that obtaining such shareholder approval would have seriously jeopardized the financial viability of the Company which is an allowable exception to the NYSE shareholder approval requirement. An amended complaint has been filed on this action.

     On September 16, 1998, an action was filed in the 56th Judicial District Court of Galveston County, Texas alleging various claims in violation of the Texas Securities Act and Texas Business and Commercial Code as well as common law fraud as a result of the Company's alleged misstatements and omissions regarding the Company's financial condition and prospects during a period beginning May 1, 1998 and ending June 16, 1998, in which the plaintiffs engaged in transactions in the Company's stock. The Company is the only named defendant in this action. The complaint requests recovery of compensatory damages, punitive damages and expenses in an unspecified amount. This action has been removed to the U.S. District Court for the Southern District of Texas and the Company has filed a motion to transfer this case to the Southern District of Florida, the forum for the Consolidated Federal Actions. Plaintiffs have moved to remand the case to Texas state court.

     On October 30, 1998, a class action lawsuit was filed on behalf of certain purchasers of the Company's Debentures in the U.S. District Court of the Southern District of Florida against the Company and its prior Chief Executive Officer and Chief Financial Officer, alleging violations of the federal securities laws and common law fraud. The complaint alleges that the Company's offering memorandum used for the marketing of the Debentures contained false and misleading information regarding the Company's financial position and that the defendants engaged in a plan to inflate the Company's earnings for the purpose of defrauding the plaintiffs and others. The Company is seeking to consolidate this lawsuit with the other Consolidated Federal Actions.

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

     On July 2, 1998, the American Insurance Company ("American") filed suit against the Company in the U.S. District Court for the Southern District of New York requesting a declaratory judgment of the court that the directors' and officers' liability insurance policy for excess coverage issued by American was invalid and/or had been properly cancelled by American. The Company has moved to transfer such action to the federal district court in which the Consolidated Federal Actions are currently pending; American is opposing such motion. On October 20, 1998, an action was filed by Federal Insurance Company in the U.S. District Court for the Middle District of Florida requesting the same relief as that requested by American in the previously filed action as to additional coverage levels under the Company's directors' and officers' liability insurance policy. The Company intends to pursue recovery from all of its insurers if damages are awarded against the Company or its indemnified officers and/or directors under any of the foregoing actions. The Company's failure to obtain such insurance recoveries following an adverse judgement against the Company in any of the lawsuits referred to above could have a material adverse effect on the Company's financial position, results of operations and cash flow.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits*

3        Bylaws of Sunbeam Corporation, as amended.
10.a Credit Agreement dated as of March 30, 1998, among Sunbeam Corporation, the Subsidiary Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., Bank America National Trust and Savings Association and First Union National Bank.
10.b First Amendment to Credit Agreement dated as of May 8, 1998, among Sunbeam Corporation, the Subsidiary Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., Bank America National Trust and Savings Association and First Union National Bank.
10.c Indenture, dated as of March 25, 1998, by and among the Company and Bank of New York, as Trustee, with respect to the Zero Coupon Convertible Senior Subordinated Debentures due 2018.
10.d Registration Rights Agreement dated March 25, 1998, by and among the Company and Morgan Stanley & Co., Inc., with respect to the Zero Coupon Convertible Senior Subordinated Debentures due 2018.
27 Financial Data Schedule, submitted electronically to the Securities and Exchange Commission for information only and not filed.
99.a Press Release dated May 11, 1998, regarding first quarter 1998 earning and restructure of the Sunbeam acquired companies.

* All of the foregoing Exhibits were filed with the Company's report on Form 10-Q for the first quarter of 1998.

(b)      Reports on Form 8-K

The Company filed Reports on Form 8-K on April 13, 1998 as amended by Form 8-K/A filed on May 11, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               SUNBEAM CORPORATION



                               BY: /S/ BOBBY G. JENKINS
                               ------------------------
                               Bobby G. Jenkins
                               Executive Vice President, and
                               Chief Financial Officer
                               (Principal Financial Officer)

                               Dated: November 25, 1998

                                 EXHIBIT INDEX


EXHIBIT                  DESCRIPTION

  27                Financial Data Schedule