Form 10-Q
period 1998-06-30
SUNBEAM CORP/FL/
filed 1998-12-22
CIK 3662

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For the period ended June 30, 1998

                                       OR

            [x] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

            For the transition period from ___________ to ___________


                            Commission File No. 1-52

                                 [LOGO OMITTED]

                               SUNBEAM CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                                       25-1638266
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NUMBER)

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

                     Yes [  ]                  No [ X ]

     On December 4, 1998 there were 100,887,545 shares of the registrant's Common Stock ($.01 par value) outstanding.


================================================================================

                      SUNBEAM CORPORATION AND SUBSIDIARIES

                                QUARTERLY REPORT
                                  ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Condensed Consolidated Statements of Operations
                    (Unaudited) for the three months and six months ended
                    June 30, 1998 and June 29, 1997.................................................    2

                    Condensed Consolidated Balance Sheets
                    as of June 30, 1998 (Unaudited) and December 28, 1997...........................    3

                    Condensed Consolidated Statements of Cash Flows (Unaudited)
                    for the six months ended June 30, 1998 and June 29, 1997........................    4

                    Notes to Condensed Consolidated Financial Statements (Unaudited)................    5

           Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.......................................................   19

PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings...............................................................   28

           Item 4.  Submission of Matters to a Vote of Security Holders.............................   29

           Item 6.  Exhibits and Reports on Form 8-K ..............................................    30

SIGNATURE  .........................................................................................   31

PART I.    FINANCIAL INFORMATION

                      SUNBEAM CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 ------------------------      ------------------------
                                                                  JUNE 30,       JUNE 29,       JUNE 30,       JUNE 29,
                                                                   1998            1997           1998           1997
                                                                 ---------      ---------      ---------      ---------
                                                                               As restated,                  As restated,
                                                                                see Note 8                    see Note 8
                                                                        (Unaudited)                   (Unaudited)

Net sales ..................................................     $ 578,488      $ 271,391      $ 826,089      $ 523,879
Cost of goods sold .........................................       630,965        216,055        844,794        410,328
Selling, general and administrative expense ................       140,801         38,489        211,940         79,648
                                                                 ---------      ---------      ---------      ---------
Operating (loss) earnings ..................................      (193,278)        16,847       (230,645)        33,903
Interest expense ...........................................        42,408          2,973         47,480          4,966
Other expense, net .........................................         2,085            336          5,251            413
                                                                 ---------      ---------      ---------      ---------
(Loss) earnings from continuing operations before
   income taxes, minority interest and extraordinary charges      (237,771)        13,538       (283,376)        28,524
Income taxes (benefit):
  Current ..................................................         3,272         (4,655)         3,598         (5,707)
  Deferred .................................................         1,983          9,471          1,534         16,482
                                                                 ---------      ---------      ---------      ---------
                                                                     5,255          4,816          5,132         10,775
                                                                 ---------      ---------      ---------      ---------

Minority interest ..........................................        (2,063)            --         (2,063)            --
                                                                 ---------      ---------      ---------      ---------
(Loss) earnings from continuing operations before
  extraordinary item .......................................      (240,963)         8,722       (286,445)        17,749
Loss from discontinued operations, net of taxes ............            --             --             --        (13,713)
Extraordinary charges from early extinguishment
   of debt, net of taxes (Note 3) ..........................      (103,091)            --       (111,715)            --
                                                                 ---------      ---------      ---------      ---------

Net (loss) earnings ........................................     $(344,054)     $   8,722      $(398,160)     $   4,036
                                                                 =========      =========      =========      =========

(Loss) earnings per share:
   (Loss) earnings from continuing operations before
      extraordinary charges:
       Basic ...............................................     $   (2.39)     $    0.10      $   (3.06)     $    0.21
       Diluted .............................................         (2.39)          0.10          (3.06)          0.20
   Loss from discontinued operations:
       Basic ...............................................            --             --             --          (0.16)
       Diluted .............................................            --             --             --          (0.15)
   Extraordinary charge:
       Basic ...............................................         (1.02)            --          (1.20)            --
       Diluted .............................................         (1.02)            --          (1.20)            --
                                                                 ---------      ---------      ---------      ---------
   Net (loss) earnings:
       Basic ...............................................     $   (3.41)     $    0.10      $   (4.26)     $    0.05
                                                                 =========      =========      =========      =========
       Diluted .............................................     $   (3.41)     $    0.10      $   (4.26)     $    0.05
                                                                 =========      =========      =========      =========

Weighted average common shares outstanding:
       Basic ...............................................       100,804         84,815         93,518         84,501
       Diluted .............................................       100,804         87,212         93,518         86,711

Dividends declared per share of common stock ...............     $    0.01      $    0.01      $    0.02      $    0.02



            See Notes to Condensed Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                          JUNE 30,       DECEMBER 28,
                                                                            1998             1997
                                                                        -----------      ------------
                                                                                         As restated,
                                                                        (Unaudited)      see Note 8
ASSETS
Current assets:
   Cash and cash equivalents ......................................     $    43,151      $    52,298
   Receivables, net ...............................................         523,065          228,460
   Inventories ....................................................         645,626          304,900
   Prepaid expenses, deferred income taxes and other current assets          66,623           16,584
                                                                        -----------      -----------
          Total current assets ....................................       1,278,465          602,242
Restricted investments (Note 3) ...................................          80,294               --
Property, plant and equipment, net ................................         416,215          249,524
Trademarks, trade names, goodwill and other, net ..................       1,816,147          207,162
                                                                        -----------      -----------
                                                                        $ 3,591,121      $ 1,058,928
                                                                        ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current portion of long-term debt (Note 3) .     $ 1,412,063      $       668
   Accounts payable ...............................................         210,165          108,374
   Other current liabilities ......................................         239,015          124,085
                                                                        -----------      -----------
          Total current liabilities ...............................       1,861,243          233,127
Long-term debt ....................................................         839,399          194,580
Other long-term liabilities .......................................         216,598          159,142
Minority interest .................................................          57,089               --

Commitments and contingencies (Notes 10 and 11)

Shareholders' equity:
   Preferred stock (2,000,000 shares authorized, none outstanding)               --               --
   Common stock (100,725,952 and 89,984,425
     shares issued and outstanding) ...............................           1,008              900
   Additional paid-in capital .....................................         961,620          479,200
   (Accumulated deficit) retained earnings ........................        (310,233)          89,801
   Accumulated other comprehensive loss ...........................         (34,435)         (33,062)
   Other shareholders' equity .....................................          (1,168)          (1,715)
                                                                        -----------      -----------
                                                                            616,792          535,124
   Treasury stock, at cost (4,454,394 shares in 1997) .............              --          (63,045)
                                                                        -----------      -----------
          Total shareholders' equity ..............................         616,792          472,079
                                                                        -----------      -----------
                                                                        $ 3,591,121      $ 1,058,928
                                                                        ===========      ===========


           See Notes to Condensed Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              SIX MONTHS ENDED
                                                                       ----------------------------
                                                                         JUNE 30,        JUNE 29,
                                                                           1998            1997
                                                                       -----------     ------------
                                                                                       As restated,
                                                                                        see Note 8
                                                                       (Unaudited)      (Unaudited)
OPERATING ACTIVITIES:
  Net (loss) earnings ............................................     $  (398,160)     $     4,036
  Adjustments to reconcile net (loss) earnings to net cash
       used in operating activities:
        Depreciation and amortization ............................          51,442           20,029
        Deferred income taxes ....................................           1,534           16,482
        Minority interest in loss from Coleman ...................          (2,063)              --
        Loss on sale of property, plant and equipment ............           2,501               --
        Provision for fixed assets ...............................          29,587               --
        Provision for excess and obsolete inventory ..............          83,986               --
        Non-cash compensation charges ............................          23,514               --
        Loss on sale of discontinued operations, net of taxes ....              --           13,713
        Restructuring and asset impairment benefit ...............          (2,900)              --
        Extraordinary charge from early extinguishment of debt ...         111,715               --
        Changes in working capital and other, net of acquisitions         (118,727)         (59,095)
                                                                       -----------      -----------
          Net cash used in operating activities ...................       (217,571)          (4,835)
                                                                       -----------      -----------

INVESTING ACTIVITIES:
  Capital expenditures ...........................................         (21,245)         (26,053)
  Acquisitions of Coleman, Signature Brands and First Alert,
      net of cash acquired .......................................        (379,159)              --
  Proceeds from sales of divested operations and other assets ....             206           84,718
                                                                       -----------      -----------
         Net cash (used in) provided by investing activities .....        (400,198)          58,665
                                                                       -----------      -----------

FINANCING ACTIVITIES:
  Issuance of convertible subordinated debentures, net of
      financing fees .............................................         729,622               --
  Net borrowings (repayments) under revolving credit facility ....       1,325,151          (15,000)
  Payments of debt obligations, including prepayment penalties ...      (1,463,829)         (11,810)
  Proceeds from exercise of stock options ........................          19,553           20,284
  Other, net .....................................................          (1,875)            (860)
                                                                       -----------      -----------
          Net cash provided by (used in) financing activities ....         608,622           (7,386)
                                                                       -----------      -----------

Net (decrease) increase in cash and cash equivalents .............          (9,147)          46,444
Cash and cash equivalents at beginning of period .................          52,298           11,526
                                                                       -----------      -----------
Cash and cash equivalents at end of period .......................     $    43,151      $    57,970
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

     As further described in Note 2, on April 6, 1998, the Company completed the cash acquisitions of First Alert, Inc. ("First Alert"), a leading manufacturer of smoke and carbon monoxide detectors, and Signature Brands USA, Inc. ("Signature Brands"), a leading manufacturer of consumer and professional products.

PRESENTATION OF FISCAL PERIODS

     To standardize the fiscal period ends of the Company and its acquired entities, effective with its 1998 fiscal year, the Company has changed its fiscal year end from the Sunday nearest December 31 to a calendar year. Accordingly, quarterly reporting will follow the calendar quarters. The impact of this change in fiscal periods on net sales for the first quarter and first half of 1998 was to increase sales by approximately $4 million and the impact on operating results for the periods was to increase the net loss by approximately $0.2 million.

BASIS OF PRESENTATION

     The Condensed Consolidated Balance Sheet of the Company as of June 30, 1998 and the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1998 and June 29, 1997, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and June 29, 1997 are unaudited. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. The December 28, 1997 Condensed Consolidated Balance Sheet was derived from the Company's Annual Report on Form 10-K/A for the year ended December 28, 1997. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1997 Annual Report on Form 10-K/A. In the opinion of management, the unaudited condensed consolidated financial statements furnished herein include all adjustments (consisting of only recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for the entire year.

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

     For the second quarter and first half of 1998, respectively, 1,904,281 and 3,436,684 shares related to stock options, 118,829 and 88,166 shares related to restricted stock and 13,150,000 shares in each period related to the conversion feature of the Zero Coupon Convertible Senior Subordinated Debentures were not included in the diluted average common shares outstanding, as the effect would have been antidilutive. For the second quarter and first half of 1997, respectively, the dilutive effect of 2,547,108 and 2,394,368 equivalent shares related to stock options and (149,971) and (184,393) equivalent shares related to restricted stock were used in determining the dilutive average shares outstanding. SFAS No. 128 requires the use of dilutive potential common shares in the determination of diluted earnings per share if an entity reports earnings from continuing operations. The use of dilutive potential common shares in the determination of the diluted per share loss from discontinued operations is antidilutive. (See Note 9.)

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

     In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES for fiscal years beginning after June 15, 1999. SFAS No. 133 requires the recognition of all derivatives in the Consolidated Balance Sheet as either assets or liabilities measured at fair value. The Company will adopt SFAS No. 133 effective for the 2000 calendar year end. The Company has not yet determined the impact SFAS No. 133 will have on its consolidated financial position or results of operations when such statement is adopted.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

2.   ACQUISITIONS

     On March 30, 1998, the Company, through a wholly-owned subsidiary, acquired approximately 81% of the total number of then outstanding shares of common stock of Coleman from a subsidiary of MacAndrews & Forbes Holdings, Inc. ("M&F"), in exchange for 14,099,749 shares of the Company's common stock and approximately $160 million in cash as well as the assumption of $1,016 million in debt. The value of the common stock issued at the date of acquisition ($524 million) was derived by using the average ending stock price as reported by the New York Stock Exchange Composite Tape for the day before and day of the public announcement of the acquisition, discounted by 15% due to the restrictive nature of the securities.

     On August 12, 1998, the Company announced that, following investigation and negotiation conducted by a Special Committee of the Board consisting of four outside directors not affiliated with M&F, the Company had entered into a settlement agreement with a subsidiary of M&F pursuant to which the Company was released from certain threatened claims of M&F and its affiliates arising from the Coleman acquisition and M&F agreed to provide certain management personnel and assistance to the Company in exchange for the issuance to the M&F subsidiary of five-year warrants to purchase up to 23 million shares of the Company's common stock at an exercise price of $7.00 per share, subject to anti-dilution provisions. Accordingly, a $70 million non-cash Selling, General & Administrative ("SG&A") expense will be recorded in the third quarter of 1998, based on a valuation performed as of August 1998 using facts existing at that time. The valuation was conducted by an independent consultant engaged by the Special Committee of the Board of Directors. (See Note 11.)

     The Coleman acquisition was accounted for under the purchase method of accounting; accordingly, the results of operations of Coleman are included in the accompanying Condensed Consolidated Statement of Operations from the date of acquisition. The purchase price of Coleman has been allocated to individual assets acquired and liabilities assumed based on preliminary estimates of fair market value at the date of acquisition. The preliminary fair value of tangible assets acquired was approximately $747 million (of which $27 million was cash) and approximately $1,331 million of liabilities were assumed. The excess of purchase price over net tangible assets acquired of $1,270 million has been classified as goodwill and is being amortized on a straight-line basis over 40 years. The allocation of purchase price for the acquisition of Coleman will be revised when additional information concerning asset and liability valuations is obtained. Adjustments, which could be significant, will be made during the allocation period based on detailed reviews of the fair values of assets acquired and liabilities assumed and could result in a substantial change in goodwill and other intangible assets.

     The Company expects to acquire the remaining equity interest in Coleman pursuant to a merger transaction in which the existing Coleman minority shareholders will receive .5677 shares of the Company's common stock and $6.44 in cash for each share of Coleman common stock outstanding. In addition, unexercised options under Coleman's stock option plans will be cashed out at a price per share equal to the difference between $27.50 and the exercise price of such options. The Company expects to issue approximately 6.7 million shares of common stock and expend approximately $87 million in cash to complete the Coleman acquisition. Although there can be no assurance, it is anticipated the Coleman merger will occur in the first half of fiscal 1999. The acquisition of the remaining outstanding shares of Coleman will be accounted for under the purchase method of accounting on the date of consummation. (See Note 10.)

     On April 6, 1998, the Company completed the cash acquisitions of First Alert and Signature Brands, valued at approximately $178 million and $253 million, respectively, including the assumption of debt. These acquisitions were accounted for by the purchase method of accounting and the results of operations of the acquired entities were included in the Company's Consolidated Statements of Operations from the date of the acquisitions. The preliminary fair value of tangible assets acquired in the First Alert acquisition was approximately $127 million (of which $4 million was cash) and approximately $79 million of liabilities were assumed, resulting in an excess of purchase price over net tangible assets of $89 million. For the Signature Brands acquisition, the preliminary fair value of tangible assets acquired was approximately $117 million (of which $8 million was cash) and approximately $229 million of liabilities were assumed, resulting in an excess of purchase price over net tangible assets of $205 million. The excess of purchase price over net tangible assets acquired has been classified as goodwill and is being amortized on a straight-line basis over 40 YEARS. The allocation of purchase price for the acquisitions will be revised when additional information concerning asset and liability valuations is obtained. Adjustments, which could be significant, will be made during the allocation period based on detailed reviews of the fair values of assets acquired and liabilities assumed and could result in a substantial change in goodwill and other intangible assets.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

2.   ACQUISITIONS - (CONTINUED)

     The following unaudited pro forma financial information for the Company gives effect to the three acquisitions as if they had occurred at the beginning of the periods presented. These pro forma results have been prepared for informational purposes only and do not purport to be indicative of the results of operations which actually would have occurred had the acquisitions been consummated on the dates indicated, or which may result in the future. The unaudited pro forma results follow (in millions, except per share data):

                                                                                SIX MONTHS ENDED
                                                                        -------------------------------
                                                                          JUNE 30,            JUNE 29,
                                                                            1998                1997
                                                                        ----------           ----------
Net sales.........................................................       $1,134.5             $1,335.7
Loss from continuing operations before
     extraordinary charge (a), (b)................................         (316.8)               (52.2)
Basic and diluted loss per share from continuing operations
     before extraordinary items ..................................          (3.15)               (0.53)


(a) Coleman's 1998 results before extraordinary items have been adjusted to exclude the following one time after tax benefits and charges: (i) a $15.8 million gain from the sale of Coleman Safety and Security Products, Inc.,
     (ii) $7.1 million of costs incurred by Coleman associated with the Company's acquisition of Coleman, (iii) the write off of $2.1 million of capitalized costs associated with the installation of new software which will be abandoned as a result of the acquisition by the Company, (iv) $1.3 million of costs to terminate a license agreement with a former affiliate of Coleman, and (v) the write off of $1.7 million of unrealized deferred tax assets as a result of the change of control of Coleman.

(b) In 1998 and 1997, respectively, after tax interest expense was increased $15.6 million and $27.6 million, and goodwill amortization, after tax, was increased $6.3 million in 1998 and $13.6 in 1997 to reflect the pro forma effect of the acquisitions occurring at the beginning of the period. In addition, the minority shareholder percentage was adjusted to reflect the change in the portion of Coleman held by minority shareholders following the transaction. The minority interest in Coleman's losses from continuing operations was adjusted by $1.2 million in 1998 and $2.7 million in 1997 to reflect both the change in the proportion of the ownership of Coleman held by minority shareholders and the effects of the pro forma adjustments.

3.   CREDIT FACILITIES, LONG-TERM DEBT AND FINANCIAL INSTRUMENTS

     In order to finance the acquisitions described in Note 2 and refinance substantially all of the indebtedness of the Company and its acquired entities, the Company consummated: (i) an offering (the "Offering") of Zero Coupon Convertible Senior Subordinated Debentures due 2018 (the "Debentures") at a yield to maturity of 5% (approximately $2,014 million principal amount at maturity) in March 1998, which resulted in approximately $730 million of net proceeds and, (ii) entered into a revolving and term credit facility ("New Credit Facility").

     The Debentures are exchangeable for shares of the Company's common stock at an initial conversion rate of 6.575 shares for each $1,000 principal amount at maturity of the Debentures, subject to adjustment upon occurrence of certain events. The Company was required to file a registration statement with the Securities and Exchange Commission to register the Debentures by June 23, 1998, which registration statement has not been filed. From June 23, 1998 until the registration statement is filed and declared effective, the Company is required to pay to the Debenture holders cash liquidated damages accruing, for each day during such period, at a rate per annum equal to 0.25% during the first 90 days and 0.50% thereafter multiplied by the total of the issue price of the Debentures plus the original issue discount thereon on such day. The Company made its first payment of approximately $525,000 to the Debenture holders on September 25, 1998. (See Note 11.)

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

3.   CREDIT FACILITIES, LONG-TERM DEBT AND FINANCIAL INSTRUMENTS - (CONTINUED)

     The New Credit Facility provided for aggregate borrowings of up to $1.7 billion pursuant to: (i) a revolving credit facility in an aggregate principal amount of up to $400 million, maturing March 31, 2005; (ii) an $800 million term loan maturing on March 31, 2005, and (iii) a $500 million term loan maturing September 30, 2006. Interest accrues at a rate selected at the Company's option of: (i) the London Interbank Offered Rate ("LIBOR") plus an agreed upon interest margin which varies depending upon the Company's leverage ratio, as defined, and other items or, (ii) the base rate of the administrative agent (generally the higher of the prime commercial lending rate of the administrative agent or the Federal Funds Rate plus 1/2 of 1%), plus an agreed upon interest margin which varies depending upon the Company's leverage ratio, as defined, and other items. The New Credit Facility contains certain covenants, including limitations on the ability of the Company and its subsidiaries to engage in certain transactions and the requirement to maintain certain financial covenants and ratios.

     At June 30, 1998, the Company was not in compliance with the financial covenants and ratios required under the New Credit Facility. The Company and its lenders entered into an agreement dated June 30, 1998, which provided that compliance with the covenants would be waived through December 31, 1998. Borrowings under the New Credit Facility are secured by the Company's assets, including its stock interest in Coleman. Pursuant to an amendment dated October 19, 1998, the Company is not required to comply with the original financial covenants and ratios under the New Credit Facility until April 10, 1999, but will be required to comply with an earnings before interest, taxes, depreciation and amortization covenant, the amounts of which are to be determined, beginning February 1999. Concurrent with each of these amendments, interest margin was increased. The margin continues to increase monthly through March 1999 to a maximum of 400 basis points over LIBOR. At the end of November 1998, following the scheduled repayment of a portion of the term loan, the New Credit Facility was reduced to $1,698 million in total, of which approximately $1,421 million was outstanding and approximately $277 million was available. In addition, at the same time, the Company's cash balance available for debt repayment was approximately $22 million.

     The Company is working closely with its bank lenders in an effort to reach agreement on a further amendment to the New Credit Facility containing mutually acceptable revised financial covenants. There can be no assurance that such an amendment, or a further waiver of the existing financial covenants, will be entered into with the bank lenders by April 10, 1999. The failure to obtain such an amendment or further waiver would result in violation of the existing covenants, which would permit the bank lenders to accelerate the maturity of all outstanding borrowing under the New Credit Facility. Accordingly, the debt related to the New Credit Facility and all debt containing cross-default provisions is classified as current in the Condensed Consolidated Balance Sheet as of June 30, 1998.

     The Company selectively uses derivatives to manage interest rate and foreign exchange exposures that arise in the normal course of business. No derivatives are entered into for trading or speculative purposes. Foreign exchange option and forward contracts are used to hedge a portion of the Company's underlying exposures denominated in foreign currency. Although the market value of derivative contracts at any single point in time will vary with changes in interest and/or foreign exchange rates, the differences between the carrying value and fair value of such contracts at June 30, 1998 and June 29, 1997 were not considered to be material, either individually or in the aggregate. The Company enters into derivative contracts with counterparties that it believes to be creditworthy. The Company does not enter into any leveraged derivative transactions. At June 30, 1998, the Company held three interest rate swap agreements, one with a notional value of $25 million and two in a notional amount of $150 million each. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional principal amounts. The swaps expire in January 2003, June 2001 and June 2003 and have strike rates of 6.115%, 5.75% and 5.58%, respectively. The notional amounts of the agreements do not represent the amount of exposure to credit loss.

     In March 1998, the Company prepaid a $75.0 million 7.85% industrial revenue bond related to its Hattiesburg facility originally due in 2009. In connection with the early extinguishment of this debt, the Company recognized an extraordinary charge of $8.6 million in the first quarter of 1998. As a result of repayment of certain indebtedness assumed in the Coleman acquisition, the Company recognized an extraordinary charge of $103.1 million, net of income taxes of $10.7 million, in the second quarter of 1998. In connection with the acquisition of Signature Brands, the Company was required to defease $70.0 million of acquired debt. Cash was placed with a trustee to provide for the defeasance, including $5.6 million for the related prepayment penalty. This cash was used to purchase Treasury notes. Accordingly, $80.3 million of restricted investments held by the trustee for the August 1999 liquidation of acquired debt are reflected as a long-term asset in the balance sheet at June 30, 1998.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

3.   CREDIT FACILITIES, LONG-TERM DEBT AND FINANCIAL INSTRUMENTS - (CONTINUED)

     In December 1997, the Company entered into a receivables securitization program under which the Company has received approximately $84.0 million from the sale of trade accounts receivable in the first half of 1998. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $0.9 million during the second quarter of 1998 and $1.5 million for the first six months of the year. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables. This agreement contains cross-default provisions which provide the purchaser of the receivables an option to cease purchasing receivables from the Company if the Company is in default under the New Credit Facility.

4.   COMPREHENSIVE INCOME

     The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive (loss) income are as follows (in thousands):

                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                            ------------------------     ------------------------
                                             JUNE 30,       JUNE 29,      JUNE 30,      JUNE 29,
                                               1998          1997          1998            1997
                                            ---------      ---------     ---------      ---------
Net (loss) earnings ...................     $(344,054)     $   8,722     $(398,160)     $   4,036
Foreign currency translation adjustment        (1,424)           179        (1,241)            (7)
Change in minimum pension liability ...          (132)            --          (132)            --
                                            ---------      ---------     ---------      ---------
     Comprehensive (loss) income ......     $(345,610)     $   8,901     $(399,533)     $   4,029
                                            =========      =========     =========      =========


5.   SUPPLEMENTAL FINANCIAL STATEMENT DATA

     Supplementary Balance Sheet data at the end of each period is as follows (in thousands):

                                                    JUNE 30,       DECEMBER 28,
                                                      1998             1997
                                                    --------       ------------
                                                                   As restated,
                                                                    see Note 8
        Receivables:
          Trade ................................    $539,679        $250,699
          Sundry................................      18,804           7,794
                                                    --------        --------
                                                     558,483         258,493
          Valuation allowance...................     (35,418)        (30,033)
                                                    --------        --------
                                                    $523,065        $228,460
                                                    ========        ========
        Inventories:
          Finished goods........................    $454,484        $193,864
          Work in process.......................      51,061          25,679
          Raw materials and supplies............     140,081          85,357
                                                    --------        --------
                                                    $645,626        $304,900
                                                    ========        ========

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


5.   SUPPLEMENTAL FINANCIAL STATEMENT DATA - (CONTINUED)

     The Supplementary Statement of Cash Flows data is as follows (in thousands):

                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                      ----------------------      ----------------------
                                      JUNE 30,      JUNE 29,      JUNE 30,      JUNE 29,
                                        1998          1997          1998          1997
                                      --------      --------      --------      --------
                                                  As restated,                As restated,
                                                   see Note 8                  see Note 8
Cash paid during the period for:
    Interest ....................     $ 20,777      $  6,173      $ 26,219      $  7,276
                                      ========      ========      ========      ========
    Income tax (refunds) payments     $ (7,315)     $    (32)     $ (6,934)     $(11,952)
                                      ========      ========      ========      ========


6.   RESTRUCTURING AND ASSET IMPAIRMENT, INVENTORY PROVISION AND RELATED
     LIABILITIES

     In 1997 and the first half of 1998, the Company built inventories in anticipation of 1998 sales volumes which have not materialized. As a result, it has been and will continue to be necessary to dispose of some portions of this excess inventory at amounts less than cost. Accordingly, in the second quarter of 1998, the Company recorded $46.4 million in charges to properly state this inventory at lower-of-cost-or-market. Of this charge, a nominal amount related to an acquired entity. The Company also recorded a charge of $11.0 million for excess inventories for raw materials and work in process which will not be used due to outsourcing the production of the related products. Additionally, the Company decided to discontinue certain product lines in the second quarter of 1998 and, accordingly, recorded a charge of $26.6 million to properly state this inventory at lower-of-cost-or-market.

     In the second quarter of 1998, as a result of decisions to outsource or discontinue a substantial number of products previously made by the Company, certain facilities and equipment will either no longer be used or will be used in a significantly different manner. Accordingly, a charge of $29.6 million was recorded to write certain of these assets down to reflect the fair market value of items held for disposition. Approximately 80% of this charge related to machinery, equipment and tooling at the Company's Mexico City and Hattiesburg, Mississippi manufacturing plants. Personnel at the Mexico City facility were notified in the second quarter of 1998 that the plant is scheduled for closure at year-end 1998, accordingly, a liability of $1.8 million was recorded in cost of goods sold primarily for employee severance and other facility closure costs. The Company is in the process of assessing the impairment of certain other assets to be retained by the Company which will be used in a significantly different manner as a result of the decisions to outsource or discontinue certain products. Additionally, the Company is in the process of assessing the expected future performance of its business operations. These assessments are expected to be completed in the fourth quarter and are expected to result in material adjustments to the valuation of assets used in the business.

     At December 28, 1997, the Company, before consideration of the Coleman acquisition, had $5.2 million in liabilities accrued related to a 1996 restructuring plan. The majority of these liabilities related to facility closures and related exit costs. In the second quarter of 1998, this liability was reduced by $0.2 million as a result of cash expenditures. On a year-to-date basis, this liability has been reduced by $0.7 million.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

6. RESTRUCTURING AND ASSET IMPAIRMENT, INVENTORY PROVISION AND RELATED LIABILITIES - (CONTINUED)

     The restated restructuring reserve details and activity as of and for the six months ended June 29, 1997 are as follows (in millions):

                                             RESERVE BALANCE                              ACCRUAL BALANCE
                                             AT DECEMBER 29,      CASH         NON-CASH     AT JUNE 29,
                                                   1996        REDUCTIONS     REDUCTIONS        1997
                                             ---------------   ----------     ----------  ---------------
Severance and other employee costs ....          $  19.1        $   8.3        $    --        $  10.8
                                                 -------        -------        -------        -------
Closure and consolidation of facilities
 and related exit costs ...............             32.6            2.4           10.7           19.5
                                                 -------        -------        -------        -------
    Total .............................          $  51.7        $  10.7        $  10.7        $  30.3
                                                 =======        =======        =======        =======


7.   DISCONTINUED OPERATIONS

     The Company's discontinued furniture business, which was sold in March 1997, had revenues of $51.6 million in the first quarter of 1997 prior to the sale and nominal earnings in that period. As a result of the sale of the Company's furniture business assets (primarily inventory, property, plant and equipment), the Company received $69.0 million in cash, retained approximately $50.0 million in accounts receivable and retained certain liabilities. The final purchase price for the furniture business was subject to a post-closing adjustment based on the terms of the Asset Purchase Agreement and in the first quarter of 1997, after completion of the sale, the Company recorded an additional loss on disposal of $22.5 million pre-tax.

8.   RESTATEMENT

     Subsequent to the issuance of the Company's condensed consolidated financial statements for the three months ended March 31, 1998, it was determined that for the years ended December 29, 1996 and December 28, 1997 and the three months ended March 31, 1998, certain revenue was improperly recognized (principally "bill and hold" and guaranteed sales transactions), certain costs and allowances were not accrued or were improperly recorded (principally allowances for returns, cooperative advertising, and customer charge-backs as well as deductions and reserves for product liability and warranty expense) and certain costs were inappropriately included in, and subsequently charged to, restructuring, asset impairment and other costs within the Consolidated Statements of Operations. As a result, the consolidated financial statements as of December 28, 1997 and December 29, 1996 and for the years then ended were restated and a Form 10-K/A was filed with the Securities and Exchange Commission ("SEC") on November 12, 1998. The condensed consolidated financial statements as of March 31, 1998 and March 30, 1997 and for the three months then ended were restated and a Form 10-Q/A was filed with the SEC on November 25, 1998.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

8.   RESTATEMENT - (CONTINUED)

     A summary of the effects of the restatement as of and for the three and six months ended June 29, 1997 follows (in thousands, except per share data):

                                                              Condensed Consolidated Statements of Operations

                                                                                 (Unaudited)

                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               ------------------           ----------------
                                                                 JUNE 29, 1997                JUNE 29, 1997
                                                               ------------------           ----------------
                                                           As Previously       As       As Previously        As
                                                             Reported       Restated      Reported       Restated
Net sales .............................................     $ 287,609      $ 271,391     $ 541,059      $ 523,879
Cost of goods sold ....................................       213,080        216,055       398,779        410,328
Selling, general and administrative expense ...........        31,559         38,489        64,567         79,648
                                                            ---------      ---------     ---------      ---------
Operating earnings ....................................        42,970         16,847        77,713         33,903
Interest expense ......................................         2,973          2,973         4,966          4,966
Other (income) expense, net ...........................          (483)           336          (371)           413
                                                            ---------      ---------     ---------      ---------
Earnings from continuing operations before income taxes        40,480         13,538        73,118
                                                                                                           28,524
Income taxes ..........................................        14,246          4,816        26,323         10,775
                                                            ---------      ---------     ---------      ---------
Earnings  from continuing operations ..................        26,234          8,722        46,795         17,749
Loss from discontinued operations, net of taxes .......            --             --       (13,713)       (13,713)
                                                            ---------      ---------     ---------      ---------
Net earnings ..........................................     $  26,234      $   8,722     $  33,082      $   4,036
                                                            =========      =========     =========      =========

Earnings (loss) per share:

    Earnings from continuing operations:
          Basic .......................................     $    0.31      $    0.10     $    0.55      $    0.21
          Diluted .....................................          0.30           0.10          0.54           0.20
    Loss from discontinued operations:
          Basic .......................................            --             --         (0.16)         (0.16)
          Diluted .....................................            --             --         (0.16)         (0.15)
                                                            ---------      ---------     ---------      ---------
    Net earnings:
         Basic ........................................     $    0.31      $    0.10     $    0.39      $    0.05
                                                            =========      =========     =========      =========
         Diluted ......................................     $    0.30      $    0.10     $    0.38      $    0.05
                                                            =========      =========     =========      =========

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

8.   RESTATEMENT - (CONTINUED)

                                                                    CONDENSED CONSOLIDATED BALANCE SHEET
                                                                                (UNAUDITED)
                                                                                   As of
                                                                              JUNE 29, 1997
                                                                    ------------------------------------
                                                                         As Previously       As
                                                                           Reported       Restated
ASSETS
Cash and cash equivalents ........................................     $    57,970      $    57,970
Receivables, net .................................................         252,045          233,966
Inventories ......................................................         208,374          213,645
Prepaid expenses, deferred income taxes and other current assets .         116,459          117,391
                                                                       -----------      -----------
     Total current assets ........................................         634,848          622,972
Property, plant and equipment, net ...............................         229,339          238,540
Trademarks, trade names, goodwill and other, net .................         225,158          225,158
                                                                       -----------      -----------
     Total assets ................................................     $ 1,089,345      $ 1,086,670
                                                                       ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt and current portion of long-term debt.............     $       749      $       749
Accounts payable .................................................         136,489          138,809
Other current liabilities ........................................         120,911          121,897
                                                                       -----------      -----------
     Total current liabilities ...................................         258,149          261,455
Long-term debt ...................................................         174,855          174,855
Other long-term liabilities ......................................         200,632          203,916
Shareholders' equity:
  Common stock ...................................................             896              896
  Additional paid-in capital .....................................         474,325          474,325
  Retained earnings ..............................................          66,510           57,245
  Accumulated other comprehensive loss ...........................         (18,281)         (18,281)
  Other shareholders' equity .....................................          (4,497)          (4,497)
  Treasury stock .................................................         (63,244)         (63,244)
                                                                       -----------      -----------
       Total shareholders' equity ................................         455,709          446,444
                                                                       -----------      -----------
          Total liabilities and shareholders' equity .............     $ 1,089,345      $ 1,086,670
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

     On June 15, 1998, the Company's Board of Directors announced the removal of the then Chairman and Chief Executive Officer and subsequently announced the removal or resignation of other senior officers, including the Company's then Chief Financial Officer. In connection with the removal or resignation of the senior officers and the termination of their restricted stock grants, the unamortized portion of the deferred compensation expense attributable to the restricted stock grants was reversed. Of the approximately $0.9 million compensation expense recognized in the first quarter of 1998 for unvested restricted stock grants, $0.8 million was reversed into income in the second quarter of 1998 and the remainder will be reversed into income in the third quarter. Other costs related to the resignations and terminations will be recognized, as appropriate, in the remainder of 1998. The Company and certain of its former officers are in disagreement as to the Company's obligations to these individuals under prior employment agreements and arising from their terminations. The Board of Directors has installed a new Chief Executive Officer and senior management team.

10.  COMMITMENTS AND CONTINGENCIES

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

10.  COMMITMENTS AND CONTINGENCIES - (CONTINUED)

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

     On June 16, 1998, the Court entered an Order consolidating all such filed and all such subsequently filed class actions and providing time periods for the filing of a Consolidated Amended Complaint and defendants' response thereto. On June 22, 1998, two groups of plaintiffs made motions to be appointed lead plaintiffs and to have their selection of counsel approved as lead counsel. On July 20, 1998, the Court entered an Order appointing lead plaintiffs and lead counsel (the "Smith Plaintiffs' Group"). This Order also stated that it "shall apply to all subsequently filed actions which are consolidated herewith". On August 28, 1998, plaintiffs in one of the subsequently filed actions filed an objection to having their action consolidated pursuant to the June 16, 1998 Order, arguing that the class period in their action differs from the class periods in the originally filed consolidated actions. On September 29, 1998, the Smith Plaintiffs' Group filed its memorandum in opposition to this objection. On December 9, 1998, the Court entered an Order overruling plaintiff's objections and affirming its prior Order appointing lead plaintiffs and lead counsel.

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

     On June 25, 1998, four purported class actions were filed in the Court of Chancery of the State of Delaware in New Castle County by minority shareholders of Coleman against the Company and certain of the Company's present and former officers and directors. An additional class action was filed on August 10, 1998, against the same parties. All of the plaintiffs are represented by the same Delaware counsel and have agreed to consolidate the class actions. These actions allege, in essence, that the existing exchange ratio for the proposed merger between the Company and Coleman is no longer fair to Coleman shareholders as a result of the recent decline in the market value of the Company stock. On October 21, 1998, the Company announced that it had entered into a Memorandum of Understanding to settle, subject to court approval, certain class actions brought by shareholders of Coleman challenging the proposed Coleman Merger. Under the terms of the proposed settlement, the Company will issue to the Coleman public shareholders five-year warrants to purchase 4.98 million shares of the Company's common stock at $7.00 per share. These warrants will generally have the same terms as the warrants previously issued to a subsidiary of M&F and will be issued when the Coleman Merger is consummated, which is now expected to be in the first half of 1999. Issuance of these warrants will be accounted for as additional purchase consideration. There can be no assurance that the Court will approve the settlement as proposed.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


10.  COMMITMENTS AND CONTINGENCIES - (CONTINUED)

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

11.  SUBSEQUENT EVENTS

LITIGATION

     During the months of August and October 1998, purported class and derivative actions were filed in the Court of Chancery of the State of Delaware in New Castle County and in the U. S. District Court for the Southern District of Florida by shareholders of the Company against the Company, M&F and certain of the Company's present and former directors. These complaints allege that the defendants breached their fiduciary duties when the Company entered into a settlement agreement with M&F whereby M&F released the Company from any claims it may have had arising out of the Company's acquisition of its interest in Coleman and agreed to provide management support to the Company (the "Settlement Agreement"). Pursuant to the Settlement Agreement, M&F was granted five-year warrants to purchase an additional 23 million shares of the Company's common stock at an exercise price of $7.00 per share. These complaints also allege that the rights of the public shareholders have been compromised, as the settlement would normally require shareholder approval under the rules and regulations of the New York Stock Exchange ("NYSE"). The Audit Committee of the Company's board determined that obtaining such shareholder approval would have seriously jeopardized the financial viability of the Company which is an allowable exception to the NYSE shareholder approval requirements. The Company has moved to dismiss each of the complaints to which it is a party.

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

     The Company has been named as a defendant in an action filed by HBK Investments, L.P., et al. in the District Court of Tarrant County, Texas, 48th Judicial District, on November 20, 1998. The plaintiffs in this action are purchasers of the Debentures. The plaintiffs allege that the Company violated the Texas Securities Act and the Texas Business & Commercial Code and committed state common law fraud by materially misstating the financial position of the Company in connection with the offering and sale of the Debentures. The complaint seeks rescission, as well as compensatory and exemplary damages in an unspecified amount.

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

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

11.  SUBSEQUENT EVENTS - (CONTINUED)

     On July 2, 1998, the American Insurance Company ("American") filed suit against the Company in the U.S. District Court for the Southern District of New York requesting a declaratory judgment of the court that the directors' and officers' liability insurance policy for excess coverage issued by American was invalid and/or had been properly cancelled by American. The Company has moved to transfer such action to the federal district court in which the Consolidated Federal Actions are currently pending; American is opposing such motion. On October 20, 1998, an action was filed by Federal Insurance Company in the U.S. District Court for the Middle District of Florida requesting the same relief as that requested by American in the previously filed action as to additional coverage levels under the Company's directors' and officers' liability insurance policy. The Company intends to pursue recovery from all of its insurers if damages are awarded against the Company or its indemnified officers and/or directors under any of the foregoing actions. The Company's failure to obtain such insurance recoveries following an adverse judgement against the Company in any of the foregoing actions could have a material adverse impact on the Company's financial position, results of operations and cash flows.

     The Company and its subsidiaries are also involved in various lawsuits arising from time to time which the Company considers to be ordinary routine litigation incidental to its business. In the opinion of the Company, the resolution of these routine matters, and of certain matters relating to prior operations of the Predecessor, individually or in the aggregate, will not have a material adverse effect upon the financial position, results of operations or cash flows of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 1998 and June 29, 1997.

ACQUISITIONS

     On March 30, 1998, the Company, through a wholly-owned subsidiary, acquired approximately 81% of the total number of then outstanding shares of common stock of The Coleman Company, Inc. ("Coleman"), in exchange for 14,099,749 shares of the Company's common stock and approximately $160 million in cash as well as the assumption of $1,016 million in debt. The Company expects to acquire the remaining equity interest in Coleman pursuant to a merger transaction in which the existing Coleman minority shareholders will receive approximately 6.7 million shares of common stock and approximately $87 million in cash. Although there can be no assurance, it is anticipated the Coleman merger will occur in the first half of fiscal 1999. (See Note 2 to the condensed consolidated financial statements). Coleman is a leading manufacturer and marketer of consumer products for the worldwide outdoor recreation market. Its products have been sold domestically under the Coleman /registered trademark/ brand name since the 1920's.

     On April 6, 1998, the Company completed the cash acquisitions of First Alert, Inc. ("First Alert"), a leading manufacturer of smoke and carbon monoxide detectors, and Signature Brands USA, Inc. ("Signature Brands"), a leading manufacturer of consumer and professional products. The First Alert and the Signature Brands acquisitions were valued at approximately $178 million and $253 million, respectively, including the assumption of debt.

     The acquisitions were recorded under the purchase method of accounting; and accordingly, the results of operations of each acquired entity are included in the accompanying Condensed Consolidated Statements of Operations from the respective dates of acquisition. The purchase prices of the acquired entities have been allocated to individual assets acquired and liabilities assumed based on preliminary estimates of fair market values at the dates of acquisition. The purchase price allocations for the acquisitions will be revised when additional information concerning asset and liability valuations is obtained. Adjustments, which could be significant, will be made during the allocation periods based on detailed reviews of the fair values of assets acquired and liabilities assumed and could result in a substantial change in goodwill and other intangible assets.

     To standardize the fiscal period ends of the Company and the acquired entities, effective with its 1998 fiscal year, the Company has changed its fiscal year end from the Sunday nearest December 31 to a calendar year. (See
Note 1 to the condensed consolidated financial statements.)

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 29, 1997

     Results of operations for the three months ended June 30, 1998 include the results of Coleman for the entire period and of Signature Brands and First Alert from the date of acquisition. The acquired entities generated net sales of $376.3 million in the quarter with corresponding gross margin of $79.0 million, or 21.0% of sales. SG&A costs recorded by the acquired entities were $75.9 million in the period, yielding an operating profit of $3.1 million. Included in cost of sales of the acquired entities for the quarter was approximately $20 million of expense related to purchase accounting adjustments which require adjusting the values of acquired inventories to fair market value at the date of acquisition. Accordingly, as these inventories are sold, the purchase accounting adjustments related to these inventories (in this case, increases in inventory values) are reflected in cost of sales. A year ago, for the full quarter, these businesses generated sales approximately $69.0 million higher than in the second quarter of 1998. The majority of this sales decrease occurred at Coleman where sales were impacted by fewer product lines resulting from the sale of a portion of the business, exiting the pressure washer business during 1997, and a program in 1997 to reduce SKU's. Softness in demand resulting from the domestic retail channel's efforts to lower inventory levels and adverse economic conditions in Japan and Southeast Asia also impacted Coleman's sales as compared with the second quarter of the prior year. Additionally, each acquired business experienced a general disruption due to the acquisitions and management changes. As compared with a year ago, Signature Brands sales were adversely affected by product availability issues. Excluding the impact of the purchase accounting adjustments described above, gross margin generated by the acquired entities was $24.3 million lower in 1998 than for the same quarter in 1997. The lower sales at Coleman and Signature Brands accounted for approximately 80% of this change, while the remainder was principally due to a change in sales mix of Signature Brands products and charges related primarily to excess and obsolete inventory.

     In 1997 and the first half of 1998, the Company built inventories in anticipation of 1998 sales volumes which have not materialized. Inventory on hand at June 30, 1998, before consideration of allowances and inventories of acquired entities, was nearly double the amount at the end of the second quarter of 1997. As a result, it has been and will continue to be necessary to dispose of some portions of this excess inventory at amounts less than cost. Accordingly, in the second quarter of 1998, the Company recorded $46.4 million in charges to properly state this inventory at lower-of-cost-or-market. Of this charge, a nominal amount related to an acquired entity. The Company also recorded a charge of $11.0 million for excess inventories for raw materials and work in process which will not be used due to outsourcing the production of the related products. Additionally, the Company decided to discontinue certain product lines in the second quarter of 1998 and, accordingly, recorded a charge of $26.6 million to properly state this inventory at lower-of-cost-or-market. Approximately 80% of this charge related to the recently developed air and water filtration products and certain grill products.

     In the second quarter of 1998, as a result of decisions to outsource or discontinue a substantial number of products previously made by the Company, certain facilities and equipment will either no longer be used or will be used in a significantly different manner. Accordingly, a charge of $29.6 million was recorded to write certain of these assets down to reflect the fair market value of items held for disposition. Approximately 80% of this charge related to machinery, equipment and tooling at the Company's Mexico City and Hattiesburg, Mississippi manufacturing plants. Personnel at the Mexico City facility were notified in the second quarter of 1998 that the plant is scheduled for closure at year-end 1998, accordingly, a liability of $1.8 million was recorded in cost of goods sold primarily for employee severance and other facility closure costs. The Company is in the process of assessing the impairment of certain other assets to be retained by the Company which will be used in a significantly different manner as a result of the decisions to outsource or discontinue certain products. Additionally, the Company is in the process of assessing the expected future performance of its business operations. These assessments are expected to be completed in the fourth quarter and are expected to result in material adjustments to the valuation of assets used in the business.

     Net sales as reported by Sunbeam is comprised of gross sales less provisions for estimated customer returns, discounts, promotional allowances, cooperative advertising allowances and costs incurred by the Company to ship product to customers. Net sales for the three months ended June 30, 1998 were $578.5 million, an increase of $307.1 million versus the three months ended June 29, 1997. After excluding: (i) $376.3 million from 1998 sales generated by the acquired entities, as discussed above, and (ii) $8.3 million from 1997 sales for sales of discontinued inventory (which resulted primarily from the reduction of SKU's as part of the 1996 restructuring plan and for which the inventory carrying value was substantially equivalent to the sales value) and a benefit from the reduction of cooperative advertising accruals no longer required in 1997, net sales on an adjusted basis ("Adjusted Sales") were $202.2 million in 1998, a 23% decrease from $263.1 million in the second quarter of 1997. Overall, Adjusted Sales for the second quarter of 1998 were adversely impacted by increased inventory positions at customers from sales made during 1997 and the first quarter of 1998. In addition, the historical Sunbeam operations were adversely impacted by disruption from acquisition activities and management changes in the period.

     Domestic Adjusted Sales declined approximately $46 million from the second quarter of 1997. The Company believes nearly all of this decline was attributable to declining retail inventory levels in the quarter as compared with increasing levels in the same quarter of 1997. Based on the Company's analyses, inventory positions at customers began increasing in the second quarter of 1997, with significant growth occurring in the third and fourth quarters of 1997. In the first quarter of 1998, it is believed retail inventory levels of the Company's products continued to increase, although not as markedly as in either of the last two quarters of 1997. Overall, the Company believes domestic retail inventory positions of the Company's products increased nearly $120 million from the second quarter of 1997 through the first quarter of 1998. In the second quarter of 1998, these inventories are believed to have been reduced by approximately 36%.

     International sales, which represented 22% of Adjusted Sales in the second quarter of 1998, decreased approximately 26% compared with the second quarter of 1997's Adjusted Sales. This sales decline, which arose primarily in Latin America and Canada, is believed to be due in part to decreasing customer inventory levels as compared with the prior year. In addition, sales in Latin America were adversely impacted by lower sales to certain export distributors and by poor economic conditions. In Canada, sales were adversely impacted by a loss of certain grill distribution.

     Excluding: (i) the gross margin generated from the inclusion of the acquired entities' operations in the quarter, as discussed above; (ii) the charges in the second quarter of 1998 related to excess inventory and fixed assets, as discussed above; (iii) a $4.0 million benefit in 1997 of reducing the cooperative advertising accrual no longer required, and (iv) a $2.8 million benefit recorded in the second quarter of 1997 resulting from capitalizing manufacturing supplies inventories which were previously expensed, gross margin declined to a loss of $21.7 million for the second quarter of 1998 versus a profit of $48.5 million for the same period a year ago. The decline in sales between years contributed to the decline in gross margin dollars generated. Gross margin was also adversely affected by price discounting, overall lower market prices on breadmakers and an adverse product sales mix in 1998. The adverse product sales mix was due in part to the loss of a majority of the grill parts and accessories products distribution. Parts and accessories generate significantly better margins than the average margins on sales of grills. During the second quarter of each year, grill and grill parts and accessories sales are traditionally a higher portion of overall sales than during other quarters of the year. Due to the level of Outdoor Cooking products sales in the quarter and the level of on-hand inventories, the Company began the season-end ramp down of production at the Neosho Outdoor Cooking products facility earlier than previously planned. This ramp down in manufacturing, along with costs associated with a blanket recall, and certain adjustments related to physical inventories drove the remaining increases in cost of goods sold in the quarter. Operating results will be adversely impacted due to higher inventory carrying costs and unabsorbed fixed factory overhead during the remainder of the year.

     Excluding the effect of: (i) $75.9 million of SG&A expense incurred by the acquired entities; (ii) approximately $0.8 million of benefit in the second quarter of 1998 from the reversal of deferred compensation charges recorded in the first quarter; (iii) a $2.9 million benefit in the second quarter of 1998 and $0.4 million in 1997 from the reversal of reserves no longer required, and
(iv) $5.2 million of restructuring related charges recorded in 1997, SG&A expenses were $68.6 million in 1998, double the amount for the same period in 1997. Advertising and marketing costs were $11 million higher in 1998 than in 1997, due to a national television advertising campaign for grills, package redesign costs, market research and the acceleration of advertising spending in the year as compared with 1997. Higher inventory levels in 1998 and costs associated with outsourcing small parts fulfillment led to higher distribution and warehousing costs which were $7 million greater than in the same period of 1997. Corporate administrative costs were $11 million higher between years, resulting primarily from increases in outside service provider fees, travel and relocation fees, and other general administrative costs. Higher bad debt charges as compared with the prior year accounted for the majority of the remaining increase in SG&A costs between years. These bad debt charges resulted nearly equally from collection issues with certain customers in the US and in Latin America.

     Operating results for the second quarters of 1998 and 1997, on an adjusted basis as described above, were a loss of $90.3 million in 1998 and a profit of $14.8 million in 1997. This change resulted from the factors discussed above.

     Interest expense increased from $3.0 million in the second quarter of 1997 to $42.4 million in the second quarter of 1998 primarily related to higher borrowing levels in 1998 for the acquisitions and funding for increased working capital and operating losses. (See Note 3 to the condensed consolidated financial statements.)

     Other expense, net in 1998 of $2.1 million and $0.3 million in 1997 primarily represents foreign exchange losses, principally from Sunbeam's operations in Mexico, Venezuela and Canada.

     The minority interest reported for the second quarter of 1998 relates to the minority interest held in Coleman by public shareholders.

     Income taxes in the second quarter of 1998 reflect foreign taxes and franchise taxes. A valuation allowance has been provided in 1998 for deferred tax assets generated by Sunbeam's operations. The 1997 rate was higher than the federal statutory income tax rate primarily due to state and local taxes plus the effect of foreign earnings taxed at other rates.

     Due to increased inventory positions at certain customers which resulted from sales in 1997 and the first quarter of 1998, as well as increased inventory positions at the Company, sales and operating income will be materially affected during the remainder of 1998 and into 1999. In addition, 1998 results will be impacted materially by charges related to, among other items, a change in management, changes in business operations resulting in part from acquisitions in 1998, interest costs associated with higher debt levels, costs associated with litigation and asset impairment costs, as well as costs related to Year 2000 issues. (See "Liquidity and Capital Resources", below, and Notes 2, 3, 6, 10 and 11 to the condensed consolidated financial statements.)

     In the second quarter of 1998, the Company prepaid certain debt assumed in the acquisitions. In connection with the early extinguishment of this debt, the Company recognized an extraordinary charge of $103.1 million ($1.02 per share).

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 29, 1997

     Results of operations for the six months ended June 30, 1998 include the results of Coleman for March 30 and 31, 1998 and the entire second quarter and of Signature Brands and First Alert from April 6, 1998. The acquired entities generated net sales of $391.1 million in the period since the acquisitions with corresponding gross margin of $83.1 million, or 21.2% of sales. SG&A costs recorded by the acquired entities were $79.6 million in the period, yielding an operating profit of $3.5 million. Included in cost of sales of the acquired entities was approximately $20 million of expense related to purchase accounting adjustments which require adjusting the values of acquired inventories to fair market value at the date of acquisition. Accordingly, as these inventories are sold, the purchase accounting adjustments related to these inventories (in this case, increases in inventory values) are reflected in cost of sales. A year ago, on a year-to-date basis, these acquired entities generated sales approximately $122 million higher than for the current year-to-date. The majority of this decrease occurred at Coleman where sales were impacted by fewer product lines resulting from the sale of a portion of the business, exiting the pressure washer business during 1997, and a program in 1997 to reduce SKU's. Softness in demand resulting from the domestic retail channel's efforts to lower inventory levels and adverse economic conditions in Japan and Southeast Asia also impacted Coleman's sales as compared with the first half of the prior year. Additionally, each acquired business experienced a general disruption due to the acquisitions and management changes. The remaining sales decline between years was from Signature Brands where sales were adversely affected by product availability issues. Excluding the impact of the purchase accounting adjustments, as described above, gross margins generated by the acquired entities were $50.0 million lower in the first half of 1998 as compared to the same period in the prior year. The lower sales at Coleman and Signature Brands accounted for approximately 80% of this change, while the remainder was principally due to a change in the sales mix of Signature Brands products, increases in product returns at First Alert and charges related primarily to excess and obsolete inventory.

     Net sales for the six months ended June 30, 1998 were $826.1 million, an increase of $302.2 million versus the six months ended June 29, 1997. After excluding: (i) $391.1 million of sales generated by the acquired entities, as discussed above; (ii) approximately $4 million of higher sales in 1998 resulting from the change in fiscal year end, as described in Note 1 to the condensed consolidated financial statements; (iii) $18.0 million from 1997 sales of discontinued inventory which resulted primarily from the reduction of SKU's as part of the 1996 restructuring plan and for which the inventory carrying value was substantially equivalent to the sales value; (iv) $4.2 million from 1997 sales relating to divested product lines which are not classified as discontinued operations (time and temperature products and Counselor / registered trademark/ and Borg /registered trademark/ branded scales), and (v) a $4.0 million benefit from the reduction of cooperative advertising accruals no longer required in 1997, net sales on an adjusted basis ("Adjusted Sales") of $431.4 million were down approximately 13% from $497.6 million in the first half of 1997. Overall, product sales were adversely impacted by decreasing inventory positions at customers, price discounting and higher provisions for estimated returns, costs to ship products to customers, rebates and other customer allowances.

     Domestic Adjusted Sales declined approximately $59 million from the first half of 1997. Nearly all of this decline was from the Outdoor Cooking and Appliance categories, with the majority of the change due to Outdoor Cooking. During 1997, the Company lost a significant portion of its Outdoor Cooking products distribution, including the majority of its grill parts and accessories products distribution. The Outdoor Cooking products sales decline was attributable to this lost distribution, to high levels of retail inventory from sales in the fourth quarter of 1997, to price discounting and higher customer allowances. The Company believes the decline in sales in the Appliance category resulted primarily from increasing retail inventory levels for the first six months of 1997 as compared with decreasing levels in 1998.

     International sales, which represented 24% of Adjusted Sales in the first half of 1998, decreased approximately 6% compared with the first half of 1997's Adjusted Sales. This sales decline was attributable primarily to changes in customer inventory levels, lower sales to certain export distributors, grill distribution losses in Canada, and by poor economic conditions in Latin America.

     Excluding: (i) the gross margin generated from the inclusion of the acquired entities' operations in the period, as discussed above; (ii) the impact of the change in fiscal year-end as discussed in Note 1 to the condensed consolidated financial statements; (iii) the charges in the second quarter of 1998 related to excess inventory and fixed assets, as discussed above; (iv) $4.0 million from the benefit in 1997 of reducing the cooperative advertising accrual no longer required, and (v) a $2.8 million benefit recorded in the second quarter of 1997 resulting from capitalizing manufacturing supplies inventories which were previously expensed, gross margin declined to $7.4 million for the first half of 1998 versus $106.8 million for the same period a year ago. Approximately half of the decrease is attributable to lower price realization and higher costs of customer allowances, rebates and similar incentives in 1998, higher product return reserves and an adverse product sales mix in 1998. The adverse product sales mix was due in part to the loss of a majority of the grill parts and accessories products distribution. Parts and accessories generate significantly better margins than the average margins on sales of grills. During the first half of each year, grill and grill parts and accessories sales are traditionally a higher portion of overall sales than during the last half of the year. Lower sales volume, unfavorable manufacturing efficiencies from lower production levels, along with costs associated with a blanket recall, and certain adjustments related to physical inventories drove the majority of the remaining increases in cost of good sold in the period.

     Excluding the effect of: (i) $79.6 million of SG&A charges in the acquired entities; (ii) approximately $0.8 million of SG&A expense in 1998 from the change in the fiscal period; (iii) a $5.9 million benefit in the first half of 1998 and a $0.9 million benefit in the same period in 1997 from the reversal of reserves no longer required; (iv) $30.4 million of charges recorded in 1998 related to compensation for former executives, and (v) $9.3 million of restructuring related charges recorded in 1997, SG&A expenses were $107.1 million in 1998, 50% higher than the same period in 1997. Nearly all of this increase between years occurred in the second quarter and is explained in the comparison of results in the second quarter, above.

     Operating results for the first halves of 1998 and 1997, on an adjusted basis as described above, were a loss of $99.7 million in 1998 and a profit of $35.5 million in 1997. This change resulted from the factors discussed above.

     Interest expense increased from $5.0 million in the first half of 1997 to $47.5 million in the first half of 1998. Nearly all of the change related to higher borrowing levels in 1998 for the acquisitions and increased funding for working capital and the operating losses. (See Note 3 to the condensed consolidated financial statements.)

     Other expense, net in 1998 of $5.3 million and $0.4 million in 1997 primarily represents foreign exchange losses, principally from Sunbeam's operations in Mexico, Venezuela and Canada.

     The minority interest reported in 1998 relates to the minority interest held in Coleman by public shareholders.

     Income taxes in 1998 reflect foreign taxes and franchise taxes. A valuation allowance has been provided in 1998 for deferred tax assets generated by Sunbeam's operations. The 1997 rate was higher than the federal statutory income tax rate primarily due to state and local taxes plus the effect of foreign earnings taxed at other rates.

     In 1998, the Company prepaid certain debt assumed in the acquisitions and prepaid an industrial revenue bond related to its Hattiesburg facility. In connection with the early extinguishment of this debt, the Company recognized an extraordinary charge of $111.7 million ($1.20 per share).

     The Company's discontinued furniture business, which was sold in March 1997, had revenues of $51.6 million in the first quarter of 1997 prior to the sale and nominal earnings for that period. As a result of the sale of the Company's furniture business assets (primarily inventory, property, plant and equipment), the Company received $69.0 million in cash, retained approximately $50.0 million in accounts receivable and retained certain liabilities. The final purchase price for the furniture business was subject to a post-closing adjustment based on the terms of the Asset Purchase Agreement and in the first quarter of 1997, after completion of the sale, the Company recorded an additional loss on disposal of $22.5 million pre-tax.

FOREIGN OPERATIONS

     Approximately 80% of the Company's business is conducted in U.S. dollars (including both domestic sales, U.S. dollar denominated export sales, primarily to certain Latin American markets, Asian sales and the majority of European sales). The Company's non-U.S. dollar denominated sales are made principally by subsidiaries in Europe, Japan and Mexico. Mexico reverted to a hyperinflationary status for accounting purposes in 1997; therefore, translation adjustments related to Mexican net monetary assets are included as a component of net earnings. Mexico is not expected to be considered hyperinflationary as of January 1, 1999.

     While Sunbeam's revenues generated in Asia have traditionally not been significant, economic instability in this region is expected to have a negative effect on Coleman's earnings. Economic instability and the political environment in Latin America have also affected sales in that region. It is anticipated that sales in and exports to these regions will continue to decline so long as the economic environments in those regions remain unsettled.

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

SEASONALITY

     On a consolidated basis, the Company's sales have not traditionally exhibited substantial seasonality; however, sales have been strongest during the fourth quarter of the calendar year. Additionally, sales of Outdoor Cooking products are strongest in the first half of the year, while sales of Appliances and Personal Care and Comfort products are strongest in the second half of the year. Furthermore, sales of a number of the Company's traditional products, including warming blankets, vaporizers, humidifiers and grills may be impacted by unseasonable weather conditions. After considering the seasonality of the acquired entities, the Company's consolidated sales are not expected to exhibit substantial seasonality; however, sales are expected to be strongest during the second quarter of the calendar year. Additionally, sales of many products sold by the Company may be impacted by unseasonable weather conditions.

LIQUIDITY AND CAPITAL RESOURCES

     In order to finance the acquisitions of Coleman, First Alert and Signature Brands and to refinance substantially all of the indebtedness of the Company and the acquired entities, the Company consummated: (i) an offering (the "Offering") of Zero Coupon Convertible Senior Subordinated Debentures due 2018 (the "Debentures") at a yield to maturity of 5% (approximately $2,014 million principal amount at maturity) in March 1998, which resulted in approximately $730 million of net proceeds and, (ii) entered into a revolving and term credit facility ("New Credit Facility").

     The Company was required to file a registration statement with the Securities and Exchange Commission to register the Debentures by June 23, 1998, which registration statement has not been filed. From June 23, 1998 until the day on which the registration statement is filed and declared effective, the Company is required to pay to the Debenture holders cash liquidated damages accruing, for each day during such period, at a rate per annum equal to 0.25% during the first 90 days and 0.50% thereafter multiplied by the total of the issue price of the Debentures plus the original issue discount thereon on such day. The Company made its first payment of approximately $525,000 to the Debenture holders on September 25, 1998. (See Note 3)

     The New Credit Facility provided for aggregate borrowings of up to $1.7 billion pursuant to: (i) a revolving credit facility in an aggregate principal amount of up to $400 million, maturing March 31, 2005; (ii) an $800 million term loan maturing on March 31, 2005, and (iii) a $500 million term loan maturing September 30, 2006. Interest accrues at a rate selected at the Company's option of: (i) the London Interbank Offered Rate ("LIBOR") plus an agreed upon interest margin which varies depending upon the Company's leverage ratio, as defined, and other items or, (ii) the base rate of the administrative agent (generally the higher of the prime commercial lending rate of the administrative agent or the Federal Funds Rate plus 1/2 of 1%), plus an agreed upon interest margin which varies depending upon the Company's leverage ratio, as defined, and other items. The New Credit Facility contains certain covenants, including limitations on the ability of the Company and its subsidiaries to engage in certain transactions and the requirement to maintain certain financial covenants and ratios.

     At June 30, 1998, the Company was not in compliance with the financial covenants and ratios required under the New Credit Facility. The Company and its lenders entered into an agreement dated June 30, 1998, which provided that compliance with the covenants would be waived through December 31, 1998. Borrowings under the New Credit Facility are secured by the Company's assets, including its stock interest in Coleman. Pursuant to an amendment dated October 19, 1998, the Company is not required to comply with the original financial covenants and ratios under the New Credit Facility until April 10, 1999, but will be required to comply with an earnings before interest, taxes, depreciation and amortization covenant, the amounts of which are to be determined, beginning February 1999. Concurrent with each of these amendments, interest margin was increased. The margin continues to increase monthly through March 1999 to a maximum of 400 basis points over LIBOR. At the end of November 1998, following the scheduled repayment of a portion of the term loan, the New Credit Facility was reduced to $1,698 million in total, of which approximately $1,421 million was outstanding and approximately $277 million was available. In addition, at the same time, the Company's cash balance available for debt repayment was approximately $22 million.

     The Company is working closely with its bank lenders in an effort to reach agreement on a further amendment to the New Credit Facility containing mutually acceptable revised financial covenants. There can be no assurance that such an amendment, or a further waiver of the existing financial covenants, will be entered into with the bank lenders by April 10, 1999. The failure to obtain such an amendment or further waiver would result in violation of the existing covenants, which would permit the bank lenders to accelerate the maturity of all outstanding borrowings under the New Credit Facility. Accordingly, the debt related to the New Credit Facility and all debt containing cross-default provisions is classified as current in the Condensed Consolidated Balance Sheet as of June 30, 1998.

     At June 30, 1998, the Company had cash and cash equivalents of $43.2 million. Cash used in operating activities during the first half of 1998 was $217.6 million compared to $4.8 million in the first half of 1997. This increase is primarily attributable to lower earnings before non-cash charges and an increased investment in working capital. The majority of the increase in working capital is a result of higher inventory levels in 1998. Inventories increased $424.7 million from December 28, 1997, before consideration of the $84.0 million inventory reserve taken in the second quarter. This increase reflects $353.1 million of inventory acquired in the acquisitions, less a $38.1 million decrease in the acquired entities' inventories after acquisition, and $109.7 million in higher inventory related to Sunbeam's household and grill products. Cash used in operating activities for the 1998 first half reflects proceeds of $84.0 million from the Company's revolving trade accounts receivable securitization program entered into in December 1997. Including the effect of the receivables securitization program, receivables increased $294.1 million from year-end 1997, reflecting $283.7 million in acquired receivables, and $10.4 million, net, of increases in receivables from acquired entities partially offset by decreases in the levels of receivables held by Sunbeam at December 28, 1997. The Company expects to continue to use the securitization program to finance a portion of its accounts receivable. Also contributing to the increase in working capital was a decrease of $22.9 million in accounts payable, excluding acquired payables. The Company anticipates using cash for operating activities in the remainder of the year, principally for losses incurred in operations, although this anticipated use of cash is not expected to be as significant as was incurred in the second quarter.

     Cash used in investing activities in the first half of 1998 reflects $379.2 million for the acquisitions. In the first half of 1997, cash provided by investing activities reflected $84.7 million in proceeds from the sales of divested operations and other assets. Capital spending totaled $21.2 million in 1998 and was primarily for several manufacturing efficiency initiatives, equipment and tooling for new products and management information systems hardware and software licenses. The new product capital spending principally related to the air and water products which were discontinued in the second quarter, grills and appliances, including irons, blenders and standmixers. As the Company completes its assessment of expected future performance of its business operations, valuation adjustments may be required for certain of the assets acquired in 1998. Capital spending in 1997 was $26.1 million and was primarily attributable to manufacturing capacity expansion and equipment to manufacture new products. The Company anticipates 1998 capital spending to be approximately 5% of sales, primarily related to new product introductions and manufacturing efficiency initiatives including rationalization of certain facilities.

     Cash provided by financing activities totaled $608.6 million in the first half of 1998 and reflects net proceeds from the Debentures of $729.6 million, the cancellation and repayment of all outstanding balances under the Company's $250 million September 1996 revolving credit facility, the repayment of certain debt acquired with the acquisitions and the early extinguishment of the $75.0 million Hattiesburg industrial revenue bond. In addition, cash provided by financing activities includes $19.6 million of proceeds from the exercise of stock options. (See Note 3 to the condensed consolidated financial statements.)

     The Company expects to acquire the remaining equity interest in Coleman pursuant to a merger transaction in which the existing Coleman minority shareholders will receive approximately 6.7 million shares of common stock and approximately $87 million in cash. In addition, as a result of litigation related to the merger consideration, the Company has entered into a memorandum of understanding (subject to court approval) pursuant to which the holders of the remaining equity interest in Coleman will also receive five-year warrants to purchase 4.98 million shares of Sunbeam common stock at $7.00 per share. There can be no assurance that the court will approve the settlement as proposed. Although there can be no assurance, it is anticipated the Coleman merger will occur in the first half of fiscal 1999. (See Note 10 to the condensed consolidated financial statements.)

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

NEW ACCOUNTING STANDARDS

     See Note 1 to the Company's condensed consolidated financial statements for a discussion of Statement of Financial Accounting Standards ("SFAS") No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, Statement of Position ("SOP") 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE and SOP 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES, which are required to be adopted for periods beginning after December 15, 1997. The adoption of these standards is not expected to have a material effect on the Company's consolidated results of operations, financial position, or cash flows, although actual charges incurred may be material due to Year 2000 issues, as discussed below.

YEAR 2000 READINESS DISCLOSURE AND OPERATING SYSTEMS ENHANCEMENTS

     The Company is in the process of assessing the impact of the Year 2000 on its operations, including the Coleman, First Alert and Signature Brands companies which were acquired by the Company in the spring of 1998. The Company established a Year 2000 Program Management Office in the third quarter of 1998 to conduct such assessment with assistance from three consulting firms. The Company's assessment encompasses the Company's information technology functions along with the impact of the effects of noncompliance by its vendors, service providers, customers, and financial institutions. The assessment of the Company's information technology functions is substantially complete. Additionally, the Company is assessing the impact of noncompliance of embedded microprocessors in its products as well as equipment, such as manufacturing equipment, security and telephone systems and controls for lighting, heating/ventilation, and facility access.

     The Company relies on its information technology functions to perform many tasks that are critical to its operations. Significant transactions that could be impacted by Year 2000 noncompliance include, among others, purchases of materials, production management, order entry and fulfillment, and payroll processing. Systems and applications that have been identified by the Company to date as not currently Year 2000 compliant and which are critical to the Company's operations include its financial software systems, which process the order entry, purchasing, production management, general ledger, accounts receivable, and accounts payable functions, and critical applications in the Company's manufacturing and distribution facilities, such as the warehouse management application. The Company plans to complete corrective work with respect to the Company's systems by the second quarter of 1999 with final testing and implementation of such systems occurring in the second and third quarters of 1999. Management believes that, although there are significant systems that will need to be modified or replaced, the Company's information systems environment will be made Year 2000 compliant prior to January 1, 2000. The Company's failure to timely complete such corrective work could have a material adverse impact on the Company. The Company is not able to estimate possible lost profits arising from such failure.

     The Company is in the process of contacting its vendors and suppliers of products and services to determine their Year 2000 readiness and plans. This review includes third party providers to whom the Company has outsourced the processing of its cash receipt and cash disbursement transactions. The Company plans to complete this review during the first quarter of 1999. The failure of certain of these third party suppliers to become Year 2000 compliant could have a material adverse impact on the Company.

     The Company's preliminary assessment of the total costs to address and remedy Year 2000 issues and enhance its operating systems, including costs for the acquired companies, is $50 million. This estimate includes the costs of software and hardware modifications and replacements and fees to third party consultants, but excludes internal resources. The Company expects these expenditures to be financed through operating cash flows or borrowings, as applicable. Through June 30, 1998, the Company had expended approximately $3 million related to new systems and remediation to address Year 2000 issues, of which the majority was recorded as capital expenditures. Of the total costs, it is anticipated that approximately 25% to 30% will be incurred by year-end 1998, with the remainder in 1999. A significant portion of these expenditures will enhance the Company's operating systems in addition to resolving the Year 2000 issues. As the Company completes its assessment of the Year 2000 issues, the actual expenditures incurred or to be incurred may differ materially from the amounts shown above.

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

OTHER MATTERS

     See Notes 3, 6, 10 and 11 of Notes to the condensed consolidated financial statements for information relating to, among other matters, litigation, financing and potential asset impairment issues.

RESTATEMENT OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 29, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996

     The results of operations previously reported for the three months ended June 29, 1997 as compared with the three months ended June 30, 1996 generally overstated sales in 1997 and understated the level of expenses incurred in that year. Gross margin was previously reported to have improved 7.3 percentage points from the level achieved in the second quarter of 1996. After restatement, the gross margin improvement was 1.8 percentage points. Operating income was previously reported to have improved $33.8 million or 369% from 1996's second quarter to the second quarter of 1997. After reflecting the results of the restatement, operating earnings were $16.8 million for the second quarter of 1997, an improvement of $7.7 million or 84% from the prior year. On November 12, 1998, the Company filed a Form 10-K/A setting forth the restated financial statements for December 28, 1997 and December 29. 1996, and the fiscal years then ended. Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal years 1997 and 1996 as well as 1996 and 1995 are contained therein. (See Note 8 to the condensed consolidated financial statements.)

RESTATEMENT OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 29, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

     The results of operations previously reported for the six months ended June 29, 1997 as compared with the six months ended June 30, 1996 generally overstated sales in 1997 and understated the level of expenses incurred in 1997. Gross margin was previously reported to have improved 6.6 percentage points from the level achieved in 1996. After restatement, the gross margin improvement was
2.0 percentage points. Operating income for the first half of 1997 was previously reported to have improved $53.0 million to 14.4% of sales, up 9.3 percentage points from 1996's first half results. After reflecting the results of the restatement, operating earnings were $33.9 million for the first half of 1997, an improvement of $9.2 million from the prior year. As a percent of sales, operating earnings, after restatement, were 6.5%, an improvement of 1.4 percentage points versus the first six months of 1996.

CAUTIONARY STATEMENTS

     Certain statements in this Quarterly Report on Form 10-Q may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (herein the "Act") and in releases made by the Securities and Exchange Commission ("SEC") from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "estimate," "project," "intend," "expect" and similar expressions, when used in connection with the Company, including its management, are intended to identify forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. These Cautionary Statements are being made pursuant to the Act, with the intention of obtaining the benefits of the "Safe Harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements with respect to the Company include, but are not limited to risks associated with (i) high leverage, (ii) Sunbeam's ability to enter into an amendment to its credit agreement containing financial covenants which it and its bank lenders find mutually acceptable, or to continue to obtain waivers from its bank lenders with respect to its compliance with the existing covenants contained in such agreement, and to continue to have access to its revolving credit facility, (iii) Sunbeam's ability to integrate the recently acquired Coleman, Signature Brands and First Alert companies and expenses associated with such integration, (iv) Sunbeam's sourcing of products from international vendors, including the ability to select reliable vendors and to avoid delays in shipments, (v) Sunbeam's ability to maintain and increase market share for its products at anticipated margins, (vi) Sunbeam's ability to successfully introduce new products and to provide on-time delivery and a satisfactory level of customer service, (vii) changes in laws and regulations, including changes in tax laws, accounting standards, environmental laws, occupational, health and safety laws, (viii) access to foreign markets together with foreign economic conditions, including currency fluctuations, (ix) uncertainty as to the effect of competition in existing and potential future lines of business, (x) fluctuations in the cost and availability of raw materials and/or products, (xi) changes in the availability and relative costs of labor, (xii) effectiveness of advertising and marketing programs, (xiii) economic uncertainty in Japan, Korea and other Asian countries, as well as in Mexico, Venezuela, and other Latin American countries, (xiv) product quality, including excess warranty costs, product liability expenses and costs of product recalls, (xv) weather conditions which can have an unfavorable impact upon sales of Sunbeam's products, (xvi) the numerous lawsuits against the Company and the SEC investigation into the Company's accounting practices and policies, and uncertainty regarding the Company's available coverage on its directors' and officers' liability insurance, (xvii) the possibility of a recession in the United States or other countries resulting in a decrease in consumer demands for the Company's products, (xviii) failure of the Company and/or its suppliers of goods or services to timely complete the remediation of computer systems to effectively process Year 2000 information, and (xix) any material error in evaluating historical levels of retail inventories and the related impact on operations of changes therein. Other factors and assumptions not included in the foregoing may cause the Company's actual results to materially differ from those projected. The Company assumes no obligation to update any forward-looking statements or these Cautionary Statements to reflect actual results or changes in other factors affecting such forward-looking statements.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company has been named as a defendant in an action filed by HBK Investments, L.P., et al. in the District Court of Tarrant County, Texas, 48th Judicial District, on November 20, 1998. The plaintiffs in this action are purchasers of the Debentures. The plaintiffs allege that the Company violated the Texas Securities Act and the Texas Business & Commercial Code and committed state common law fraud by materially misstating the financial position of the Company in connection with the offering and sale of the Debentures. The complaint seeks rescission, as well as compensatory and exemplary damages in an unspecified amount.

     The Company intends to vigorously defend the foregoing lawsuit, but cannot predict the outcome and is not currently able to evaluate the likelihood of the Company's success in this case or the range of potential loss. However, if the foregoing action was determined adversely to the Company, such judgment would likely have a material adverse effect on the Company's financial position, results of operations and cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Shareholders of the Company was held on May 12, 1998, for the purpose of considering and voting on the following proposals, all as fully described in the Company's Proxy Statement for the Annual Meeting. The vote on each matter is set forth below:

                                                               NUMBER OF SHARES
                                                               ----------------

PROPOSAL NO. 1
--------------

To Elect the Following Nominees as
  Directors of the Company:                         FOR            WITHHELD
                                                 ----------         -------

     Albert J. Dunlap                            92,189,104         333,616
     Charles M. Elson                            92,216,623         306,097
     Russell A. Kersh                            92,213,813         308,907
     Howard G. Kristol                           90,590,513       1,932,207
     Peter A. Langerman                          92,186,546         336,174
     William T. Rutter                           92,193,780         328,940
     Faith Whittlesey                            92,194,758         327,962

                                                                                                      BROKER
PROPOSAL NO. 2                                          FOR          AGAINST            ABSTAIN      NON-VOTES
--------------                                      ----------      ---------           -------      ---------
Approval of Stock Option Grant to
  Albert J. Dunlap, previous Chairman & CEO         75,464,281      7,071,429           425,892      9,561,118

PROPOSAL NO. 3
--------------

Approval of Stock Option Grant to
  Russell A. Kersh, previous Vice Chairman & CFO    75,650,785      6,884,688           466,671      9,560,579

PROPOSAL NO. 4
--------------

Approval of Stock Option Grant to
  David C. Fannin, previous EVP & General Counsel   75,825,436      6,710,252           426,454      9,560,578

PROPOSAL NO. 5
--------------

Amendment to the Company's Restated
  Certificate of Incorporation
  Increasing the Number of Authorized
  Shares of Common Stock                            67,190,458     24,438,345           313,654        580,263

PROPOSAL NO. 6
--------------

Amendments to the Amended and Restated
  Sunbeam Corporation Stock Option Plan             51,873,984     30,732,961           355,198      9,560,577

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

10.a Amended and Restated Sunbeam Corporation Stock Option Plan, dated as of November 19, 1998

27       Financial Data Schedule

99.a Press Release dated November 12, 1998 regarding the Company's filing of an amended 10-K for 1997

99.b Press Release dated December 16, 1998 regarding the Company's second and third quarter 1998 results

(b)      Reports on Form 8-K

The Company filed a Report on Form 8-K on April 13, 1998, as amended by Form 8-K/A filed on May 11, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SUNBEAM CORPORATION

                                        By: /s/ BOBBY G. JENKINS
                                           ---------------------
                                        Bobby G. Jenkins
                                        Executive Vice President, and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                        Dated: December 22, 1998

                                 EXHIBIT INDEX

EXHIBIT                              DESCRIPTION
-------                              -----------

10.a Amended and Restated Sunbeam Corporation Stock Option Plan, dated as of November 19, 1998

27       Financial Data Schedule

99.a Press Release dated November 12, 1998 regarding the Company's filing of an amended 10-K for 1997

99.b Press Release dated December 16, 1998 regarding the Company's second and third quarter 1998 results