Form 10-Q
period 1998-09-30
SUNBEAM CORP/FL/
filed 1998-12-22
CIK 3662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                     For the period ended September 30, 1998

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

                      SUNBEAM CORPORATION AND SUBSIDIARIES

                                QUARTERLY REPORT
                                  ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----
    PART I.  FINANCIAL INFORMATION

             Item 1.Financial Statements

                    Condensed Consolidated Statements of Operations (Unaudited)
                    for the three months and nine months ended September 30, 1998
                    and September 28, 1997............................................    2

                    Condensed Consolidated Balance Sheets
                    as of September 30, 1998 (Unaudited) and December 28, 1997........    3

                    Condensed Consolidated Statements of Cash Flows (Unaudited)
                    for the nine months ended September 30, 1998 and September
                    28, 1997..........................................................    4

                    Notes to Condensed Consolidated Financial Statements (Unaudited)..    5

             Item 2.Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.........................................   17

    PART II. OTHER INFORMATION

             Item 6.  Exhibits and Reports on Form 8-K ...............................   26
    SIGNATURES         ...............................................................   27


    PART I.    FINANCIAL INFORMATION


                             SUNBEAM CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                        Three Months Ended                  Nine Months Ended
                                                                        ------------------                  ------------------
                                                                   September 30,   September 28,      September 30,    September 28,
                                                                       1998            1997               1998             1997
                                                                   -------------   -------------      -------------    -------------
                                                                                    As restated                         As restated
                                                                                    see Note 8                          see Note 8
                                                                            (Unaudited)                          (Unaudited)
Net sales ..................................................     $ 496,039          $286,819           $1,322,129        $810,698
Cost of goods sold..........................................       428,629           210,359            1,273,424         620,646
Selling, general and administrative expense.................       228,441            31,362              440,381         111,051
                                                                 ---------          --------           ----------        --------
Operating (loss) earnings...................................      (161,031)           45,098             (391,676)         79,001
Interest expense............................................        42,669             2,850               90,149           7,816
Other income, net...........................................       (10,987)           (1,307)              (5,738)           (894)
                                                                 ---------          --------           ----------        --------
(Loss) earnings from continuing operations before
  income taxes, minority interest and extraordinary charges.      (192,713)           43,555             (476,087)         72,079
Income taxes (benefit):
  Current...................................................           396            18,580                3,995          12,873
  Deferred..................................................        (2,814)           (2,476)              (1,280)         14,006
                                                                 ---------          --------           ----------        --------
                                                                    (2,418)           16,104                2,715          26,879
                                                                 ---------          --------           ----------        --------

Minority interest...........................................        (1,384)              -                 (3,447)            -
                                                                 ---------          --------           ----------        --------
(Loss) earnings from continuing operations before
  extraordinary item........................................      (188,911)           27,451             (475,355)         45,200
Loss from discontinued operations, net of taxes.............           -              (2,683)                 -           (16,396)
Extraordinary charges from early extinguishment
   of debt, net of taxes (Note 3)...........................           -                 -               (111,715)            -
                                                                 ---------          --------           ----------        --------

Net (loss) earnings.........................................    $ (188,911)         $ 24,768           $ (587,070)       $ 28,804
                                                                 =========          ========           ==========        ========

(Loss) earnings per share:
   (Loss) earnings from continuing operations before
     extraordinary charges:................................
       Basic...............................................     $    (1.88)         $   0.32           $    (4.96)       $   0.53
       Diluted.............................................          (1.88)             0.31                (4.96)           0.52
   Loss from discontinued operations:
       Basic...............................................            -               (0.03)                -              (0.19)
       Diluted.............................................            -               (0.03)                -              (0.19)
   Extraordinary charge:
       Basic...............................................            -                 -                  (1.16)            -
       Diluted.............................................            -                 -                  (1.16)            -
                                                                 ---------          --------           ----------        --------
   Net (loss) earnings:
       Basic...............................................    $     (1.88)         $   0.29           $    (6.12)       $   0.34
                                                                 =========          ========           ==========        ========
       Diluted.............................................    $     (1.88)         $   0.28           $    (6.12)       $   0.33
                                                                 =========          ========           ==========        ========

Weighted average common shares outstanding:
       Basic...............................................        100,722            85,283               95,919          84,762
       Diluted.............................................        100,722            88,075               95,919          87,216

Dividends declared per share of common stock ..............    $      0.00          $   0.01           $     0.02        $   0.03

            See Notes to Condensed Consolidated Financial Statements.


                             SUNBEAM CORPORATION AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (DOLLARS IN THOUSANDS)


                                                          September 30,     December 28,
                                                               1998             1997
                                                          -------------     ------------
ASSETS                                                     (Unaudited)
Current assets:
  Cash and cash equivalents........................    $    52,081          $    52,298
  Restricted investments (Note 3)..................         83,681                   --
  Receivables, net.................................        435,081              228,460
  Inventories......................................        647,335              304,900
  Prepaid expenses, deferred income taxes and
   other current assets............................         65,579               16,584
                                                       -----------          -----------
          Total current assets.....................      1,283,757              602,242
Property, plant and equipment, net ................        407,047              249,524
Trademarks, trade names, goodwill and other, net...      1,812,938              207,162
                                                       -----------          -----------
                                                        $3,503,742           $1,058,928
                                                       ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current portion of
   long-term debt (Note 3)........................      $1,509,545           $      668
  Accounts payable.................................        158,859              108,374
  Other current liabilities........................        281,867              124,085
                                                       -----------          -----------
          Total current liabilities................      1,950,271              233,127
Long-term debt.....................................        778,791              194,580
Other long-term liabilities........................        217,085              159,142
Minority interest..................................         58,043                   --

Commitments and contingencies (Note 10)

Shareholders' equity:
        Preferred stock (2,000,000 shares authorized,
          none outstanding)........................             --                   --
        Common stock (100,708,970 and 89,984,425
          shares issued and outstanding) ..........          1,007                  900
        Additional paid-in capital.................      1,030,862              479,200
        (Accumulated deficit) retained earnings....       (499,143)              89,801
        Accumulated other comprehensive loss.......        (33,174)             (33,062)
        Other shareholders' equity.................             --               (1,715)
                                                       -----------          -----------
                                                           499,552              535,124
        Treasury stock, at cost (4,454,394
         shares in 1997) ..........................             --              (63,045)
                                                       -----------          -----------
          Total shareholders' equity ..............        499,552              472,079
                                                       -----------          -----------
                                                        $3,503,742           $1,058,928
                                                       ===========          ===========

            See Notes to Condensed Consolidated Financial Statements.

                             SUNBEAM CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)



                                                                               Nine Months Ended
                                                                        ----------------------------------
                                                                        September 30,      September 28,
                                                                            1998                1997
                                                                        -------------      -------------
                                                                                            As Restated
                                                                                            see Note 8
                                                                         (Unaudited)        (Unaudited)
OPERATING ACTIVITIES:
 Net (loss) earnings.................................................   $ (587,070)          $  28,804
 Adjustments to reconcile net (loss) earnings to net cash
    used in operating activities:
     Depreciation and amortization...................................       89,510              31,107
     Deferred income taxes...........................................       (1,280)             14,006
     Minority interest in loss from Coleman..........................       (3,447)                 --
     Loss on sale of property, plant and equipment...................        2,406                  --
     Provision for fixed assets......................................       32,642                  --
     Provision for excess and obsolete inventory.....................       86,167                  --
     Warrants charged to expense (see Note 2)........................       70,000                  --
     Non-cash compensation charges...................................       23,359                  --
     Loss on sale of discontinued operations, net of taxes...........           --              16,396
     Restructuring and asset impairment benefit......................       (2,900)             (5,749)
     Extraordinary charge from early extinguishment of debt..........      111,715                  --
     Changes in working capital and other, net of acquisitions.......      (45,797)           (144,464)
                                                                       -----------          ----------
             Net cash used in operating activities...................     (224,695)            (59,900)
                                                                       -----------          ----------

INVESTING ACTIVITIES:
 Capital expenditures................................................      (32,766)            (40,996)
 Acquisitions of Coleman, Signature Brands and First Alert,
   net of cash acquired..............................................     (379,159)                 --
 Proceeds from sales of divested operations and other assets.........          307              90,922
                                                                       -----------          ----------
        Net cash (used in) provided by investing activities..........     (411,618)             49,926
                                                                       -----------          ----------

FINANCING ACTIVITIES:
 Issuance of convertible subordinated debentures, net of
          financing fees.............................................      729,622                  --
 Net borrowings under revolving credit facility......................    1,353,041              10,000
 Payments of debt obligations, including prepayment penalties........   (1,464,245)            (11,882)
 Proceeds from exercise of stock options.............................       19,553              25,453
 Other, net..........................................................       (1,875)             (2,312)
                                                                       -----------          ----------
        Net cash provided by financing activities....................      636,096              21,259
                                                                       -----------          ----------

Net (decrease) increase in cash and cash equivalents.................         (217)             11,285
Cash and cash equivalents at beginning of period.....................       52,298              11,526
                                                                       -----------          ----------
Cash and cash equivalents at end of period...........................  $    52,081          $   22,811
                                                                       ===========          ==========

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

PRESENTATION OF FISCAL PERIODS

     To standardize the fiscal period ends of the Company and its acquired entities, effective with its 1998 fiscal year, the Company has changed its fiscal year end from the Sunday nearest December 31 to a calendar year. Accordingly, quarterly reporting will follow the calendar quarters. The impact of this change in fiscal periods on net sales for the first quarter and third quarters of 1998 was to increase sales by approximately $4 million and $2 million, respectively, and the impact on operating results for the periods was to increase the net loss by approximately $0.2 million in the first quarter and by $1.3 million in the third quarter.

BASIS OF PRESENTATION

     The Condensed Consolidated Balance Sheet of the Company as of September 30, 1998 and the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1998 and September 28, 1997, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and September 28, 1997 are unaudited. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. The December 28, 1997 Condensed Consolidated Balance Sheet was derived from the Company's Annual Report on Form 10-K/A for the year ended December 28, 1997. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1997 Annual Report on Form 10-K/A. In the opinion of management, the unaudited condensed consolidated financial statements furnished herein include all adjustments (consisting of only recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for the entire year.

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

     For the third quarter and first nine months of 1998, respectively, 39,090 and 3,017,516 shares related to stock options, 12,717 and 63,016 shares related to restricted stock and 13,150,000 shares in each period related to the conversion feature of the Zero Coupon Convertible Senior Subordinated Debentures were not included in the diluted average common shares outstanding, as the effect would have been antidilutive. For the third quarter and first nine months of 1997, respectively, the dilutive effect of 2,886,577 and 2,602,749 equivalent shares related to stock options and (94,224) and (148,360) equivalent shares related to restricted stock were used in determining the dilutive average shares outstanding. SFAS No. 128 requires the use of dilutive potential common shares in the determination of diluted earnings per share if an entity reports earnings from continuing operations. The use of dilutive potential common shares in the determination of the diluted per share loss from discontinued operations is antidilutive. (See Note 9.)

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

     On August 12, 1998, the Company announced that, following investigation and negotiation conducted by a Special Committee of the Board consisting of four outside directors not affiliated with M&F, the Company had entered into a settlement agreement with a subsidiary of M&F pursuant to which the Company was released from certain threatened claims of M&F and its affiliates arising from the Coleman acquisition and M&F agreed to provide certain management personnel and assistance to the Company in exchange for the issuance to the M&F subsidiary of five-year warrants to purchase up to 23 million shares of the Company's common stock at an exercise price of $7.00 per share, subject to anti-dilution provisions. Accordingly, a $70 million non-cash Selling, General and Administrative ("SG&A") expense was recorded in the third quarter of 1998, based on a valuation performed as of August 1998 using facts existing at that time. The valuation was conducted by an independent consultant engaged by the Special Committee of the Board of Directors. (See Note 10.)

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


                                                                        Nine Months Ended
                                                                    -------------------------------
                                                                    September 30,     September 28,
                                                                           1998             1997
                                                                   --------------     -------------
   Net sales........................................................  $1,630.6          $1,964.6
   Loss from continuing operations before
        extraordinary charge (a), (b)...............................    (505.8)            (54.0)
   Basic and diluted loss per share from continuing operations
        before extraordinary items..................................     (5.03)            (0.55)

    (a) Coleman's loss before extraordinary items have been adjusted to exclude the following one time after tax benefits and charges: (i) a $15.8 million gain from the sale of Coleman Safety and Security Products, Inc., (ii) $7.1 million of costs incurred by Coleman associated with the Company's acquisition of Coleman, (iii) the write off of $2.1 million of capitalized costs associated with the installation of new software which will be abandoned as a result of the acquisition by the Company, (iv) $1.3 million of costs to terminate a license agreement with a former affiliate of Coleman, and (v) the write off of $1.7 million of unrealized deferred tax assets as a result of the change of control of Coleman.

    (b) In 1998 and 1997, respectively, after tax interest expense was increased $15.6 million and $42.2 million, and goodwill amortization, after tax, was increased $6.3 million in 1998 and $19.9 million in 1997 to reflect the pro forma effect of the acquisition occurring at the beginning of the period. In addition, the minority shareholder percentage was adjusted to reflect the change in the portion of Coleman held by minority shareholders following the transaction. The minority interest in Coleman's losses from continuing operations was adjusted by $1.2 million in 1998 and $4.2 million in 1997 to reflect both the change in the proportion of the ownership of Coleman held by minority shareholders and the effects of the pro forma adjustments.


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

     The Company is working closely with its bank lenders in an effort to reach agreement on a further amendment to the New Credit Facility containing mutually acceptable revised financial covenants. There can be no assurance that such an amendment, or a further waiver of the existing financial covenants, will be entered into with the bank lenders by April 10, 1999. The failure to obtain such an amendment or further waiver would result in violation of the existing covenants, which would permit the bank lenders to accelerate the maturity of all outstanding borrowing under the New Credit Facility. Accordingly, the debt related to the New Credit Facility and all debt containing cross-default provisions is classified as current in the Condensed Consolidated Balance Sheet as of September 30, 1998.

     The Company selectively uses derivatives to manage interest rate and foreign exchange exposures that arise in the normal course of business. No derivatives are entered into for trading or speculative purposes. Foreign exchange option and forward contracts are used to hedge a portion of the Company's underlying exposures denominated in foreign currency. Although the market value of derivative contracts at any single point in time will vary with changes in interest and/or foreign exchange rates, the differences between the carrying value and fair value of such contracts at September 30, 1998 and September 28, 1997 were not considered to be material, either individually or in the aggregate. The Company enters into derivative contracts with counterparties that it believes to be creditworthy. The Company does not enter into any leveraged derivative transactions. At September 30, 1998, the Company held three interest rate swap agreements, one with a notional value of $25 million and two in a notional amount of $150 million each. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional principal amounts. The swaps expire in January 2003, June 2001 and June 2003 and have strike rates of 6.115%, 5.75% and 5.58%, respectively. The notional amounts of the agreements do not represent the amount of exposure to credit loss.

     In March 1998, the Company prepaid a $75.0 million 7.85% industrial revenue bond related to its Hattiesburg facility originally due in 2009. In connection with the early extinguishment of this debt, the Company recognized an extraordinary charge of $8.6 million in the first quarter of 1998. As a result of repayment of certain indebtedness assumed in the Coleman acquisition, the Company recognized an extraordinary charge of $103.1 million, net of income taxes of $10.7 million, in the second quarter of 1998. In connection with the acquisition of Signature Brands, the Company was required to defease $70.0 million of acquired debt. Cash was placed with a trustee to provide for the defeasance, including $5.6 million for the related prepayment penalty. This cash was used to purchase Treasury notes. Accordingly, $83.7 million of restricted investments held by the trustee for the August 1999 liquidation of acquired debt are reflected as an asset in the balance sheet at September 30, 1998.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


3. CREDIT FACILITIES, LONG-TERM DEBT AND FINANCIAL INSTRUMENTS - (CONTINUED)

     In December 1997, the Company entered into a receivables securitization program under which the Company has received approximately $130.6 million from the sale of trade accounts receivable through the third quarter of 1998. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $0.4 million during the third quarter of 1998 and $1.9 million for the year-to-date. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables. This agreement contains cross-default provisions which provide the purchaser of the receivables an option to cease purchasing receivables from the Company if the Company is in default under the New Credit Facility.


4. COMPREHENSIVE INCOME

     The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The components of the Company's comprehensive (loss) income are as follows (in thousands):

                                                            Three Months Ended                  Nine Months Ended
                                                           ----------------------              ---------------------
                                                           Sept. 30,    Sept. 28,              Sept. 30,   Sept. 28,
                                                             1998         1997                   1998        1997
                                                           ---------    ---------              ---------   ---------
      Net (loss) earnings.............................     $(188,911)   $24,768                $(587,070)  $28,804
      Foreign currency translation adjustment.........         1,395       (272)                     154      (279)
      Change in minimum pension liability.............          (134)        -                      (266)       -
                                                           ---------    -------                ---------   -------
           Comprehensive (loss) income................     $(187,650)   $24,496                $(587,182)  $28,525
                                                           =========    =======                =========   =======


5. SUPPLEMENTAL FINANCIAL STATEMENT DATA

     Supplementary Balance Sheet data at the end of each period is as follows (in thousands):


                                                                 September 30,   December 28,
                                                                     1998            1997
                                                                 -------------   ------------
           Receivables:
             Trade............................................     $467,313       $250,699
             Sundry...........................................        6,997          7,794
                                                                   --------       --------
                                                                    474,310        258,493
             Valuation allowance..............................      (39,229)       (30,033)
                                                                   ---------      ---------
                                                                   $435,081       $228,460
                                                                   ========       ========
           Inventories:
             Finished goods...................................     $465,998       $193,864
             Work in process..................................       36,073         25,679
             Raw materials and supplies.......................      145,264         85,357
                                                                   --------       --------
                                                                   $647,335       $304,900
                                                                   ========       ========

     The Supplementary Statement of Cash Flows data is as follows (in thousands):


                                                           Three Months Ended        Nine Months Ended
                                                          ---------------------    ----------------------
                                                          Sept. 30,   Sept. 28,    Sept. 30,    Sept. 28,
                                                            1998        1997         1998         1997
                                                          ---------   ---------    ---------    ---------
              Cash paid during the period for:
                  Interest...............................  $11,577     $  1,109    $ 37,796     $   8,385
                                                           =======     ========    ========     =========
                  Income tax (refunds) payments .........  $(6,143)    $(32,643)   $(13,077)    $ (44,595)
                                                           =======     ========    ========     =========

                                       10

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

6. RESTRUCTURING AND ASSET IMPAIRMENT, INVENTORY PROVISION AND RELATED
   LIABILITIES

     In 1997 and the first half of 1998, the Company built inventories in anticipation of 1998 sales volumes which have not materialized. As a result, it has been and will continue to be necessary to dispose of some portions of this excess inventory at amounts less than cost. Accordingly, in the second quarter of 1998, the Company recorded $46.4 million in charges to properly state this inventory at lower-of-cost-or-market. Of this charge, a nominal amount related to an acquired entity. The Company also recorded a charge of $11.0 million for excess inventories for raw materials and work in process which will not be used due to outsourcing the production of the related products. Additionally, the Company decided to discontinue certain product lines in the second quarter of 1998 and, accordingly, recorded a charge of $26.6 million to properly state this inventory at lower-of-cost-or-market. In the third quarter, the Company recorded an additional charge of $2.2 million in an acquired entity.

     In the second quarter of 1998, as a result of decisions to outsource or discontinue a substantial number of products previously made by the Company, certain facilities and equipment will either no longer be used or will be used in a significantly different manner. Accordingly, a charge of $29.6 million was recorded to write certain of these assets down to reflect the fair market value of items held for disposition. Approximately 80% of this charge related to machinery, equipment and tooling at the Company's Mexico City and Hattiesburg, Mississippi manufacturing plants. Personnel at the Mexico City facility were notified in the second quarter of 1998 that the plant is scheduled for closure at year-end 1998, accordingly, a liability of $1.8 million was recorded in cost of goods sold primarily for employee severance and other facility closure costs. In the third quarter, the Company recorded an additional provision for fixed assets of $3.1 million in an acquired entity. The Company is in the process of assessing the impairment of certain other assets to be retained by the Company which will be used in a significantly different manner as a result of the decisions to outsource or discontinue certain products. Additionally, the Company is in the process of assessing the expected future performance of its business operations. These assessments are expected to be completed in the fourth quarter and are expected to result in material adjustments to the valuation of assets used in the business.

     At December 28, 1997, the Company, before consideration of the Coleman acquisition, had $5.2 million in liabilities accrued related to a 1996 restructuring plan. The majority of these liabilities related to facility closures and related exit costs. During the first three quarters of 1998 this liability was reduced by $0.7 million as a result of cash expenditures.

     The restated restructuring reserve details and activity as of and for the nine months ended September 28, 1997 are as follows (in millions):


                                                RESERVE BALANCE                                         ACCRUAL BALANCE
                                                AT DECEMBER 29,    CASH        NON-CASH                   AT SEPT. 28,
                                                     1996       REDUCTIONS    REDUCTIONS   REVERSALS          1997
                                                --------------- ----------    ----------   ---------    ---------------
Severance and other employee costs ........        $  19.1        $   8.3        $   -       $1.9            $ 8.9
Closure and consolidation of facilities
  and related exit costs ..................           32.6            5.7           10.7      3.9             12.3
                                                   -------        -------        -------     ----            -----
   Total ..................................        $  51.7        $  14.0        $  10.7     $5.8            $21.2
                                                   =======        =======        =======     ====            =====

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

     A summary of the effects of the restatement as of and for the three and nine months ended September 28, 1997 follows (in thousands, except per share data):

                                                                   Condensed Consolidated  Statements of Operations

                                                                                    (Unaudited)

                                                                    Three Months Ended          Nine Months Ended
                                                                    ------------------          -----------------
                                                                    September 28, 1997          September 28, 1997
                                                                   ---------------------      ---------------------
                                                                   As Previously     As       As Previously     As
                                                                      Reported    Restated       Reported    Restated
   Net sales ....................................................  $289,033       $286,819    $830,092       $810,698
   Cost of goods sold ...........................................   200,242        210,359     599,021        620,646
   Selling, general and administrative expense ..................    33,863         31,362      98,430        111,051
                                                                   --------       --------    --------       --------
   Operating earnings ...........................................    54,928         45,098     132,641         79,001
   Interest expense..............................................     2,850          2,850       7,816          7,816
   Other (income) expense, net...................................    (1,347)        (1,307)     (1,718)          (894)
                                                                   --------       --------    --------       --------
   Earnings from continuing operations before income taxes ......    53,425         43,555     126,543         72,079
   Income taxes..................................................    18,853         16,104      45,176         26,879
                                                                   --------       --------    --------       --------
   Earnings from continuing operations...........................    34,572         27,451      81,367         45,200
   Loss from discontinued operations, net of taxes...............        -          (2,683)    (13,713)       (16,396)
                                                                   --------       --------    --------       --------
   Net earnings..................................................  $ 34,572       $ 24,768    $ 67,654       $ 28,804
                                                                   ========       ========    ========       ========

   Earnings (loss) per share:

       Earnings from continuing operations:
             Basic...............................................  $   0.39       $   0.32    $   0.96       $   0.53
             Diluted.............................................      0.39           0.31        0.93           0.52
       Loss from discontinued operations:
             Basic...............................................      -             (0.03)      (0.16)         (0.19)
             Diluted.............................................      -             (0.03)      (0.16)         (0.19)
                                                                   --------       --------    --------       --------
       Net earnings:
            Basic................................................  $   0.39       $   0.29    $   0.80       $   0.34
                                                                   ========       ========    ========       ========
            Diluted..............................................  $   0.39       $   0.28    $   0.77       $   0.33
                                                                   ========       ========    ========       ========

                                       12

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

8. RESTATEMENT - (CONTINUED)

                                                                      Condensed Consolidated Balance Sheet
                                                                                (Unaudited)
                                                                                   As of
                                                                             September 28, 1997
                                                                         -------------------------
                                                                         As Previously      As
                                                                            Reported      Restated

   ASSETS
   Cash and cash equivalents .........................................    $   22,811       $   22,811
   Receivables, net ..................................................       309,095          300,025
   Inventories . .....................................................       290,876          291,727
   Prepaid expenses, deferred income taxes and other current assets...        69,770           72,541
                                                                          ----------       ----------
        Total current assets .........................................       692,552          687,104
   Property, plant and equipment, net ................................       229,152          238,271
   Trademarks, trade names, goodwill and other, net ..................       223,367          223,367
                                                                          ----------       ----------
        Total assets .................................................    $1,145,071       $1,148,742
                                                                          ==========       ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Short-term debt and current portion of long-term debt .............    $      668       $      668
   Accounts payable ..................................................       132,686          135,006
   Other current liabilities .........................................       112,643          123,241
                                                                          ----------       ----------
        Total current liabilities ....................................       245,997          258,915
   Long-term debt ....................................................       199,855          199,855
   Other long-term liabilities .......................................       201,403          211,226
   Shareholders' equity:
     Common stock.....................................................           899              899
     Additional paid-in capital.......................................       481,679          481,679
     Retained earnings ...............................................       100,229           81,159
     Accumulated other comprehensive loss ............................       (18,553)         (18,553)
     Other shareholders' equity.......................................        (3,307)          (3,307)
     Treasury stock ..................................................       (63,131)         (63,131)
                                                                          ----------       ----------
          Total shareholders' equity..................................       497,816          478,746
                                                                          ----------       ----------
              Total liabilities and shareholders' equity..............    $1,145,071       $1,148,742
                                                                          ==========       ==========

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

9. NEW EMPLOYMENT AGREEMENTS - (CONTINUED)

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

     On June 15, 1998, the Company's Board of Directors announced the removal of the then Chairman and Chief Executive Officer and subsequently announced the removal or resignation of other senior officers, including the Company's then Chief Financial Officer. In connection with the removal or resignation of the senior officers and the termination of their restricted stock grants, the unamortized portion of the deferred compensation expense attributable to the restricted stock grants was reversed. Of the approximately $0.9 million compensation expense recognized in the first quarter of 1998 for unvested restricted stock grants, $0.8 million was reversed into income in the second quarter of 1998 and the remainder was reversed into income in the third quarter. The Company and certain of its former officers are in disagreement as to the Company's obligations to these individuals under prior employment agreements and arising from their terminations. The Board of Directors has installed a new Chief Executive Officer and senior management team.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 1998 and September 28, 1997.

ACQUISITIONS

    On March 30, 1998, the Company, through a wholly-owned subsidiary, acquired approximately 81% of the total number of then outstanding shares of common stock of The Coleman Company, Inc. ("Coleman"), in exchange for 14,099,749 shares of the Company's common stock and approximately $160 million in cash as well as the assumption of $1,016 million in debt. The Company expects to acquire the remaining equity interest in Coleman pursuant to a merger transaction in which the existing Coleman minority shareholders will receive approximately 6.7 million shares of common stock and approximately $87 million in cash. Although there can be no assurance, it is anticipated the Coleman merger will occur in the first half of fiscal 1999. (See Note 2 to the condensed consolidated financial statements.) Coleman is a leading manufacturer and marketer of consumer products for the worldwide outdoor recreation market. Its products have been sold domestically under the Coleman /registered trademark/ brand name since the 1920's.

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

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 28, 1997

    Results of operations for the three months ended September 30, 1998 include the results of the acquired entities for the entire period. The acquired entities generated net sales of $326.1 million in the quarter with corresponding gross margin of $75.2 million, or 23% of sales. SG&A costs recorded by the acquired entities were $84.3 million in the period, yielding an operating loss of $9.1 million. Included in cost of sales of the acquired entities for the quarter was approximately $10 million of expense related to purchase accounting adjustments which require adjusting the values of acquired inventories to fair market value at the date of acquisition. Accordingly, as these inventories are sold, the purchase accounting adjustments related to these inventories (in this case, increases in inventory values) are reflected in cost of sales. A year ago, for the full quarter, these businesses generated sales approximately $18 million higher than occurred in the third quarter of 1998. The majority of this decrease occurred at Coleman where sales were impacted by fewer product lines resulting from the sale of a portion of the business and exiting the pressure washer business during 1997. First Alert sales were adversely impacted by higher returns, as compared with the same period a year ago. Additionally, each acquired business experienced a general disruption due to the acquisitions and management changes. Excluding the impact of the purchase accounting adjustments described above, gross margins in the acquired entities were $19 million lower in 1998 as compared with their results in the prior year. Lower sales in the acquired entities accounted for approximately 30% of this change. Coleman recorded $5.3 million in third quarter charges for excess and obsolete inventory and a provision for fixed assets, as described in Note 3 to the condensed consolidated financial statements. In addition, an adverse sales mix at Signature Brands and recent developments on existing environmental remediation at Coleman which resulted in an increase in the environmental provision accounted for the majority of the remaining decrease in margins as compared with those reported by the acquired entities a year ago.

    Net sales as reported by Sunbeam is comprised of gross sales less provisions for estimated customer returns, discounts, promotional allowances, cooperative advertising allowances and costs incurred by the Company to ship product to customers. Net sales for the three months ended September 30, 1998 were $496.0 million, an increase of $209.2 million versus the three months ended September 28, 1997. After excluding: (i) $326.1 million from 1998 sales generated by the acquired entities, as discussed above; (ii) approximately $2 million from 1998 sales related to the change in fiscal period, as discussed in Note 1 to the condensed consolidated financial statements, and (iii) $5.4 million from 1998 and $7.6 million from 1997 sales of excess or discontinued inventory for which the inventory carrying value was substantially equivalent to the sales value, net sales on an adjusted basis ("Adjusted Sales") were $162.6 million in 1998, a 42% decrease from $279.2 million in the third quarter of 1997. Overall, Adjusted Sales for the third quarter of 1998 as compared with the prior year were adversely impacted by increasing retail inventory positions in 1997 as compared with decreasing retail inventory positions in 1998, distribution losses and sales timing issues. In addition, the historical Sunbeam operations were adversely impacted by disruption from acquisition activities and management changes in the period.

    Domestic Adjusted Sales declined approximately $89 million from the third quarter of 1997. The Company believes approximately half of the decline in sales between years was attributable to the changes in retail inventory positions. Excluding the impact of the change in retail inventories between periods, the decline in sales was attributable to lower sales levels throughout the business. The single largest component of this decrease in sales was attributable to timing issues related to sales of Personal Care and Comfort products. This decrease as compared with a year ago is expected to be largely recovered in the fourth quarter. Appliance product sales were adversely impacted by significant price reductions for breadmakers. Distribution losses for grills, appliances and Health at Home products accounted for the majority of the remaining sales decrease as compared with last year's third quarter.

    International sales, which represented 19% of Adjusted Sales in the third quarter of 1998, were just over half the level achieved in the third quarter of 1997's Adjusted Sales. The Company believes this sales decline was due to three key reasons: decreasing customer inventory levels as compared with the prior year; a decision to stop selling to certain Latin American export distributors, and poor economic conditions in Latin America.

    Excluding: (i) the gross margin generated from the inclusion of the acquired entities' operations in the quarter, as discussed above, and (ii) the impact in 1998 of the change in the fiscal period, as discussed in Note 1 to the condensed consolidated financial statements, gross margin declined to a loss of $8.0 million for the third quarter of 1998 versus a profit of $76.5 million for the same period a year ago. The decrease in sales volume between periods, coupled with adverse manufacturing variances and increases in estimated warranty reserves accounted for the majority of the decrease in margins. The adverse manufacturing variances as compared with the third quarter of 1997 arose from lower manufacturing activities in the current year resulting from the high levels of inventory on hand and a less robust demand forecast than existed a year ago. Operating results will be adversely impacted due to higher inventory carrying costs and unabsorbed fixed factory overhead during the remainder of the year.

    Excluding the effect of: (i) $84.3 million of SG&A charges from the acquired entities; (ii) $70 million related to warrants issued in the period, as discussed in Note 2 to the condensed consolidated financial statements; (iii) approximately $1.5 million of costs due to the change in fiscal periods; (iii) $16.9 million of costs incurred in 1998 related to the restatement efforts and related litigation, Year 2000 remediation and costs of relocating the corporate office; (iv) $4.0 million in 1998 for severance and other costs resulting from the change in management, net of the reversal of certain compensation costs recorded in the first quarter as discussed in Note 9 to the condensed consolidated financial statements; (v) $7.3 million of benefit in the third quarter of 1997 from the reversal of reserves no longer required, including the restructuring reserve reversal, as shown in Note 6 to the condensed consolidated financial statements; and (vi) $2.5 million of restructuring related charges recorded in 1997, SG&A expenses were $51.7 million in 1998, approximately 43% higher than the same period in 1997. Higher freight and warehousing costs resulting from the higher inventory levels in 1998 along with higher costs related to customer service resulted in nearly $4 million of the increase in costs between years. Increases in required legal and environmental reserves led to approximately $4 million higher costs between years. Travel and relocation, higher outside service costs and other general SG&A cost increases between years account for the remaining change.

    Operating results for the third quarters of 1998 and 1997, on an adjusted basis as described above, were a loss of $59.7 million in 1998 and a profit of $40.3 million in 1997. This change resulted from the factors discussed above.

    Interest expense increased from $2.9 million in the third quarter of 1997 to $42.7 million in the third quarter of 1998 primarily related to higher borrowing levels in 1998 for the acquisitions. (See Note 3 to the condensed consolidated financial statements.)

    Other income, net in 1998 of $11.0 million included approximately $8 million from the settlement of a lawsuit. The remaining other income, net in 1998 and the $1.3 million recognized in 1997 were from favorable foreign exchange, primarily from Mexico.

    The minority interest reported for the third quarter of 1998 relates to the minority interest held in Coleman by public shareholders.

    Income taxes in the third quarter of 1998 reflect taxes benefits on earnings of foreign operations. A valuation allowance has been provided in 1998 for deferred tax assets generated by Sunbeam's operations. The 1997 rate was higher than the federal statutory income tax rate primarily due to state and local taxes plus the effect of foreign earnings taxed at other rates.

    Due to increased inventory positions at certain customers which resulted from sales in 1997 and the first quarter of 1998, as well as increased inventory positions at the Company, sales and operating income will be affected in the fourth quarter of 1998 and into 1999. Future results are also expected to be impacted materially by charges related to, among other items, changes in business operations resulting in part from acquisitions in 1998, interest costs associated with higher debt levels, asset impairment costs, as well as costs related to Year 2000 issues. (See "Liquidity and Capital Resources", below, and Notes 2, 3, 6, and 10 to the condensed consolidated financial statements.)

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 28, 1997

    Results of operations for the nine months ended September 30, 1998 include the results of Coleman for March 30 and 31, 1998 and the entire second and third quarters and of Signature Brands and First Alert from April 6, 1998. The acquired entities generated net sales of $717.2 million in the period since the acquisitions with corresponding gross margin of $158.3 million, or 22% of sales. SG&A costs recorded by the acquired entities were $163.9 million in the period, yielding an operating loss of $5.6 million. Included in cost of sales of the acquired entities was approximately $30 million of expense related to purchase accounting adjustments which require adjusting the values of acquired inventories to fair market value at the date of acquisition. Accordingly, as these inventories are sold, the purchase accounting adjustments related to these inventories (in this case, increases in inventory values) are reflected in cost of sales. A year ago, on a year-to-date basis, sales of the acquired entities were approximately $140 million higher than in the comparable nine months of 1998 due to: a decrease in product lines at Coleman resulting from the sale of a portion of the business, a program to reduce SKU's and exiting the pressure washer business in 1997; softness in demand resulting from the domestic retail channel's efforts to lower inventory levels; adverse economic conditions in Japan and Southeast Asia; product availability issues at Signature Brands; higher sales returns at First Alert, and general disruption in the acquired entities due to the acquisitions and management changes. Excluding the impact of the purchase accounting adjustments described above, gross margins generated by the acquired entities were $65 million lower in 1998 than for the prior year-to-date period. Approximately 60% of the change resulted from the lower sales in 1998. An adverse sales mix at Signature Brands and charges at Coleman and Signature Brands in 1998 related to inventory reserves, provisions for fixed assets and environmental remediation accounted for the majority of the remaining decline in margins as compared with operations in the acquired entities for the first nine months of 1997.

    Net sales for the nine months ended September 30, 1998 were $1,322.1 million, an increase of $511.4 million versus the nine months ended September 28, 1997. After excluding: (i) $717.2 million of sales generated by the acquired entities, as discussed above; (ii) approximately $6 million of higher sales in 1998 resulting from the change in fiscal year end, as described in Note 1 to the condensed consolidated financial statements; (iii) $5.4 million in 1998 and $25.7 million from 1997 sales of excess or discontinued inventory for which the inventory carrying value was substantially equivalent to the sales value; (iv) $4.2 million from 1997 sales relating to divested product lines which are not classified as discontinued operations (time and temperature products and Counselor / registered trademark/ and Borg /registered trademark/ branded scales), and (v) a $4.0 million benefit from the reduction of cooperative advertising accruals no longer required in 1997, net sales on an adjusted basis ("Adjusted Sales") of $594.0 million decreased approximately 24% from $776.8 million in the first nine months of 1997. Overall, product sales were adversely impacted by changes in retail inventory levels, price discounting and higher provisions for estimated returns, costs to ship products to customers, rebates and other customer allowances.

    Domestic Adjusted Sales declined approximately 25% or $149 million from the first three quarters of 1997. The Company believes more than half of the sales decline was due to increasing retail inventory levels in 1997 versus decreasing inventory positions at customers in 1998. Excluding this effect, sales were still lower than the prior year throughout the business, with the most significant decline occurring in Outdoor Cooking products sales. During 1997, the Company lost a significant portion of its Outdoor Cooking products distribution, including the majority of its grill parts and accessories products distribution. The Outdoor Cooking products sales decline was attributable to this lost distribution, to price discounting and higher customer allowances. Appliance Adjusted Sales declined between years as a result of higher provisions for returns, freight and co-operative advertising allowances in 1998, lost distribution and price erosion on breadmakers. The sales decline in Personal Care and Comfort products arose principally in the third quarter and was primarily due to sales timing issues which are generally expected to be recovered in the fourth quarter.

    International sales, which represented 23% of Adjusted Sales for the first three quarters of 1998, decreased approximately 20% compared with the Adjusted Sales for the same period a year ago. The Company believes this sales decline was primarily attributable to decreasing customer inventory levels as compared with the prior year. Sales were also adversely impacted by a decision to stop selling to certain export distributors in Latin America and by poor economic conditions in that region. In addition, lost distribution in Canada contributed to the sales decline from the prior year.

    Excluding: (i) the gross margin generated from the inclusion of the acquired entities' operations in the period, as discussed above; (ii) the impact of the change in fiscal year-end as discussed in Note 1 to the condensed consolidated financial statements; (iii) $109.8 million in charges recorded in the second quarter of 1998 related to excess inventory and fixed assets; (iii) $4.0 million from the benefit in 1997 of reducing the cooperative advertising accrual no longer required, and (iv) a $2.8 million benefit recorded in the second quarter of 1997 resulting from capitalizing certain manufacturing supplies inventories which were previously expensed, gross margin declined to a loss of $0.6 million for the first nine months of 1998 versus $183.2 million for the same period a year ago. Lower sales volume and unfavorable manufacturing efficiencies from lower production levels associated with the lower sales volumes and high inventory levels in 1998 accounted for approximately 50% of the change between years. Approximately 30% of the decrease is attributable to lower price realization and higher costs of customer allowances, rebates and similar incentives in 1998, higher product return reserves and an adverse product sales mix in 1998. The adverse product sales mix was due in part to the loss of a majority of the grill accessory products distribution. Accessories generate significantly better margins than the average margins on sales of grills. During the first half of each year, grill and grill accessory sales are traditionally a higher portion of overall sales in the period than during other quarters of the year. Costs associated with a blanket recall, higher warranty reserves and certain adjustments related to physical inventories drove the remaining increases in cost of goods sold.

    Excluding the effect of: (i) $163.9 million of SG&A charges in the acquired entities; (ii) $70 million recorded in the second quarter of 1998 related to the issuance of warrants; (iii) approximately $2.3 million of SG&A expense in 1998 from the change in the fiscal period; (iv) a $5.9 million benefit in the first nine months of 1998 and an $8.2 million benefit in the same period in 1997 from the reversal of reserves no longer required; (v) $34.4 million of charges recorded in 1998 related to compensation and severance for certain former employees; (vi) $16.9 million of costs incurred in 1998 related to the restatement efforts, Year 2000 remediation and the corporate office relocation, and (vii) $11.9 million of restructuring related charges recorded in 1997, SG&A expenses were $158.8 million in 1998, 48% higher than the same period in 1997. This increase is due in part to approximately $8 million in higher advertising and marketing costs between years due to a national television advertising campaign for grills, package redesign costs and market research. Higher inventory levels in 1998 and costs associated with outsourcing small parts fulfillment led to higher distribution and warehousing costs which were $10 million greater than a year ago. Corporate administrative costs were approximately $28 million higher between years, resulting primarily from increases in outside service provider fees, including telephone charges, travel and relocation fees, higher legal and environmental reserves and other general administrative costs. Higher bad debt charges in 1998 accounted for the majority of the remaining increase in SG&A costs between years. These bad debt charges resulted nearly equally from collection issues with certain customers in the U.S. and in Latin America.

    Operating results for the first three quarters of 1998 and 1997, on an adjusted basis as described above, were a loss of $159.4 million in 1998 and a profit of $75.8 million in 1997. This change resulted from the factors discussed above.

    Interest expense increased from $7.8 million in the first nine months of 1997 to $90.1 million for the same period in 1998. Approximately 80% of the change related to higher borrowing levels in 1998 for the acquisitions, with the remainder due to increased borrowings to fund working capital and the operating losses. (See Note 3 to the condensed consolidated financial statements.)

    Other income, in 1998 net of $5.7 million included approximately $8 million from the settlement of a lawsuit. Excluding this amount, there was approximately $2.3 million of net losses from foreign exchange in the period. In 1998, net foreign exchange gains accounted for the majority of the $0.9 million other income. The foreign exchange gains and losses in each year are primarily from results in Mexico.

    The minority interest reported in 1998 relates to the minority interest held in Coleman by public shareholders.

    Income taxes in 1998 reflect taxes on earnings of foreign subsidiaries and franchise taxes. A valuation allowance has been provided in 1998 for deferred tax assets generated by Sunbeam's operations. The 1997 rate was higher than the federal statutory income tax rate primarily due to state and local taxes plus the effect of foreign earnings taxed at other rates.

    In 1998, the Company prepaid certain debt assumed in the acquisitions and prepaid an industrial revenue bond related to its Hattiesburg facility. In connection with the early extinguishment of this debt, the Company recognized an extraordinary charge of $111.7 million ($1.16 per share).

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

LIQUIDITY AND CAPITAL RESOURCES

    In order to finance the acquisition of Coleman, First Alert and Signature Brands and to refinance substantially all of the indebtedness of the Company and the acquired entities, the Company consummated: (i) an offering (the "Offering") of Zero Coupon Convertible Senior Subordinated Debentures due 2018 (the "Debentures") at a yield to maturity of 5% (approximately $2,014 million principal amount at maturity) in March 1998, which resulted in approximately $730 million of net proceeds and, (ii) entered into a revolving and term credit facility ("New Credit Facility").

    The Company was required to file a registration statement with the Securities and Exchange Commission to register the Debentures by June 23, 1998, which registration statement has not been filed. From June 23, 1998 until the day on which the registration statement is filed and declared effective, the Company is required to pay to the Debenture holders cash liquidated damages accruing, for each day during such period, at a rate per annum equal to 0.25% during the first 90 days and 0.50% thereafter multiplied by the total of the issue price of the Debentures plus the original issue discount thereon on such day. The Company made its first payment of approximately $525,000 to the Debenture holders on September 25, 1998. (See Note 3.)

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

    The Company is working closely with its bank lenders in an effort to reach agreement on a further amendment to the New Credit Facility containing mutually acceptable revised financial covenants. There can be no assurance that such an amendment, or a further waiver of the existing financial covenants, will be entered into with the bank lenders by April 10, 1999. The failure to obtain such an amendment or further waiver would result in violation of the existing covenants, which would permit the bank lenders to accelerate the maturity of all outstanding borrowings under the New Credit Facility. Accordingly, the debt related to the New Credit Facility and all debt containing cross-default provisions is classified as current in the Condensed Consolidated Balance Sheet as of September 30, 1998.

    At September 30, 1998, the Company had cash and cash equivalents of $52.1 million. Cash used in operating activities during the first three quarters of 1998 was $224.7 million compared to $59.9 million for the same period in 1997. This increase is attributable to lower earnings before non-cash charges. Year-to-date 1998, $75.7 million in cash was generated by reducing receivables and a similar amount was used as inventories increased. The majority of this cash generation was from Coleman as that operation reduced receivables balances generated in its peak second quarter period. The remaining cash usage for working capital resulted primarily from reducing accounts payable levels.

    Cash used in investing activities in the first nine months of 1998 reflects $379.2 million for the acquisitions. In the first three quarters of 1997, cash provided by investing activities reflected $90.9 million in proceeds from the sales of divested operations and other assets. Capital spending totaled $32.8 million in 1998 and was primarily for manufacturing efficiency initiatives, equipment and tooling for new products, and management information systems hardware and software licenses. The new product capital spending principally related to the air and water filtration products which were discontinued in the second quarter, electric blankets, grills, clippers and appliances. As the Company completes its assessment of expected future performance of its business operations, valuation adjustments may be required for certain of the assets acquired in 1998. Capital spending in 1997 was $41.0 million and was primarily attributable to manufacturing capacity expansion, cost reduction initiatives and equipment to manufacture new products. The Company anticipates 1998 capital spending to be approximately 5% of sales, primarily related to new product introductions, capacity additions and certain facility rationalization initiatives.

    Cash provided by financing activities totaled $636.1 million in the first nine months of 1998 and reflects net proceeds from the Debentures of $729.6 million, the cancellation and repayment of all outstanding balances under the Company's $250 million September 1996 revolving credit facility, the repayment of certain debt acquired with the acquisitions and the early extinguishment of the $75.0 million Hattiesburg industrial revenue bond. In addition, cash provided by financing activities includes $19.6 million of proceeds from the exercise of stock options. (See Note 3 to the condensed consolidated financial statements.)

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

YEAR 2000 READINESS DISCLOSURE AND OPERATING SYSTEM ENHANCEMENTS

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

            The Company's preliminary assessment of the total costs to address and remedy Year 2000 issues and enhance its operating systems, including costs for the acquired companies, is $50 million. This estimate includes the costs of software and hardware modifications and replacements and fees to third party consultants, but excludes internal resources. The Company expects these expenditures to be financed through operating cash flows or borrowings, as applicable. Through September 30, 1998, the Company had expended approximately $10 million related to new systems and remediation to address Year 2000 issues of which approximately half was recorded as capital expenditures. Of the total costs, it is anticipated that approximately 25% to 30% will be incurred by year-end 1998, with the remainder in 1999. A significant portion of these expenditures will enhance the Company's operating systems in addition to resolving the Year 2000 issues. As the Company completes its assessment of the Year 2000 issues, the actual expenditures incurred or to be incurred may differ materially from the amounts shown above.

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


OTHER MATTERS

    See Notes 3, 6, and 10 of Notes to the condensed consolidated financial statements for information relating to, among other matters, litigation, financing and potential asset impairment issues.

RESTATEMENT OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 28, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 29, 1996

    The results of operations previously reported for the three months ended September 28, 1997 as compared with the three months ended September 29, 1996 generally understated the level of expenses incurred in that year. Gross margin was previously reported to have improved 18.3 percentage points from the level achieved in the third quarter of 1996. After restatement, the gross margin improvement was 14.3 percentage points. Operating income was previously reported to have improved $75.6 million to 19.0% of sales, up 27.9 percentage points from 1996's third quarter. After reflecting the results of the restatement, operating earnings were $45.1 million for the third quarter of 1997, an improvement of $65.8 million. Operating earnings were 15.7% of sales in 1997, after restatement, up 24.6 percentage points from the prior year. On November 12, 1998, the Company filed a Form 10-K/A setting forth the restated financial statements for December 28, 1997 and December 29. 1996, and the fiscal years then ended. Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal years 1997 and 1996 as well as 1996 and 1995 are contained therein. (See Note 8 to the condensed consolidated financial statements.)

RESTATEMENT OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 28, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 29, 1996

    The results of operations previously reported for the nine months ended September 28, 1997 as compared with the nine months ended September 29, 1996 generally overstated sales in 1997 and understated the level of expenses incurred in 1997. Gross margin was previously reported to have improved 10.5 percentage points from the level achieved in 1996. After restatement, the gross margin improvement was 6.1 percentage points. Operating income for the first nine months of 1997 was previously reported to have improved $128.6 million to 16.0% of sales, up 15.5 percentage points from 1996's first nine months' results. After reflecting the results of the restatement, operating earnings were $79.0 million for the first three quarters of 1997, an improvement of $75.0 million from the prior year. As a percent of sales, operating earnings, after restatement, were 9.7%, an improvement of 10.2 percentage points versus the first nine months of 1996.

CAUTIONARY STATEMENTS

    Certain statements in this Quarterly Report on Form 10-Q may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (herein the "Act") and in releases made by the Securities and Exchange Commission ("SEC") from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "estimate," "project," "intend," "expect" and similar expressions, when used in connection with the Company, including its management, are intended to identify forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. These Cautionary Statements are being made pursuant to the Act, with the intention of obtaining the benefits of the "Safe Harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements with respect to the Company include, but are not limited to risks associated with (i) high leverage, (ii) Sunbeam's ability to enter into an amendment to its credit agreement containing financial covenants which it and its bank lenders find mutually acceptable, or to continue to obtain waivers from its bank lenders with respect to its compliance with the existing covenants contained in such agreement, and to continue to have access to its revolving credit facility, (iii) Sunbeam's ability to integrate the recently acquired Coleman, Signature Brands and First Alert companies and expenses associated with such integration, (iv) Sunbeam's sourcing of products from international vendors, including the ability to select reliable vendors and to avoid delays in shipments, (v) Sunbeam's ability to maintain and increase market share for its products at anticipated margins, (vi) Sunbeam's ability to successfully introduce new products and to provide on-time delivery and a satisfactory level of customer service, (vii) changes in laws and regulations, including changes in tax laws, accounting standards, environmental laws, occupational, health and safety laws, (viii) access to foreign markets together with foreign economic conditions, including currency fluctuations, (ix) uncertainty as to the effect of competition in existing and potential future lines of business, (x) fluctuations in the cost and availability of raw materials and/or products, (xi) changes in the availability and relative costs of labor, (xii) effectiveness of advertising and marketing programs, (xiii) economic uncertainty in Japan, Korea and other Asian countries, as well as in Mexico, Venezuela, and other Latin American countries, (xiv) product quality, including excess warranty costs, product liability expenses and costs of product recalls, (xv) weather conditions which can have an unfavorable impact upon sales of Sunbeam's products, (xvi) the numerous lawsuits against the Company and the SEC investigation into the Company's accounting practices and policies, and uncertainty regarding the Company's available coverage on its directors' and officers' liability insurance, (xvii) the possibility of a recession in the United States or other countries resulting in a decrease in consumer demands for the Company's products, (xviii) failure of the Company and/or its suppliers of goods or services to timely complete the remediation of computer systems to effectively process Year 2000 information and (xix) any material error in evaluating historical levels of retail inventories and the related impact on operations of changes therein. Other factors and assumptions not included in the foregoing may cause the Company's actual results to materially differ from those projected. The Company assumes no obligation to update any forward-looking statements or these Cautionary Statements to reflect actual results or changes in other factors affecting such forward-looking statements.

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

27      Financial Data Schedule

(b)     Reports on Form 8-K

The Company filed a Report on Form 8-K on August 14, 1998.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         SUNBEAM CORPORATION




                                         BY:  /S/ BOBBY G. JENKINS
                                         --------------------------------------
                                         Bobby G. Jenkins
                                         Executive Vice President, and
                                         Chief Financial Officer
                                         (Principal Financial Officer)

                                         Dated: December 22, 1998

                                 EXHIBIT INDEX


EXHIBIT                       DESCRIPTION
-------                       -----------

  27               Financial Data Schedule