Form 10-K
period 1998-12-31
SUNBEAM CORP/FL/
filed 1999-05-11
CIK 3662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from______to_______.
                       Commission File Number 0001-000052

                                 [SUNBEAM LOGO]
                               SUNBEAM CORPORATION
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  25-1638266
   (State or other jurisdiction          (I.R.S. Employer Identification Number)
   incorporation or organization)

      2381 Executive Center Drive
          Boca Raton, Florida                            33431
(Address of principal executive offices)              (Zip Code)

                                 (561) 912-4100
              (Registrant's telephone number, including area code)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     Title of each class:                  Name of exchange on which registered:
Common Stock, $0.01 Par Value                      New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of all classes of the registrant's voting stock held by non-affiliates as of April 30, 1999 was approximately $372,048,943.

         On April 30, 1999, there were 100,887,960 shares of the registrant's Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference in Part III hereof. The Exhibit Index is located at pages 40 to 42.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                                  ANNUAL REPORT
                                  ON FORM 10-K

                                TABLE OF CONTENTS

PART I                                                                      PAGE

 ITEM 1.  BUSINESS                                                           3
                General
                Products and Operations
                Competition
                Customers
                Backlog
                Patents and Trademarks
                Research and Development
                Employees
                Seasonality
                Raw Materials/Suppliers
                Environmental Matters
                Regulatory Matters
                Significant 1998 Financial and Business Developments

 ITEM 2.  PROPERTIES                                                        12

 ITEM 3.  LEGAL PROCEEDINGS                                                 12

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          EXECUTIVE OFFICERS OF THE REGISTRANT                              16

PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS                                               17

 ITEM 6.  SELECTED FINANCIAL DATA                                           19

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                               20
                1998 Acquisitions
                Fiscal Year
                Asset Impairment and Other Charges
                Restatements
                Year Ended December 31, 1998 Compared to the Year Ended
                  December 28, 1997
                Year Ended December 28, 1997 Compared to the Year Ended
                  December 29, 1996
                Summary of (Loss) Earnings from Continuing Operations
                Foreign Operations
                Exposure to Market Risk
                Seasonality
                Liquidity and Capital Resources
                New Accounting Standards
                Year 2000 Readiness Disclosure
                Effects of Inflation
                Cautionary Statements

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       38

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE                               38

PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                39

 ITEM 11. EXECUTIVE COMPENSATION                                            39

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    39

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    40

PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K   40

SIGNATURES                                                                  43

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Sunbeam Corporation ("Sunbeam" or the "Company") is a leading designer, manufacturer and marketer of branded consumer products. The Company's primary business is the manufacturing, marketing and distribution of durable household and outdoor leisure consumer products through mass market and other distribution channels in the United States and internationally. The Company also sells its products to professional and commercial end users such as small businesses, health care providers, hotels and other institutions. The Company's principal products include household kitchen appliances; health monitoring and care products for home use; scales for consumer and professional use for weight management and business uses; electric blankets and throws; clippers and trimmers for consumer, professional and animal uses; smoke and carbon monoxide detectors; outdoor barbecue grills; camping equipment such as tents, lanterns, sleeping bags and stoves; coolers; backpacks and book bags; and portable generators and compressors.

         In 1998, the Company acquired an indirect controlling interest in The Coleman Company, Inc. ("Coleman") and all the outstanding common stock of Signature Brands USA, Inc. ("Signature Brands") and First Alert, Inc. ("First Alert"). (See "Significant 1998 Financial and Business Developments - The 1998 Acquisitions", below.)

PRODUCTS AND OPERATIONS

         The Company's operations are managed through four groups: Household, Outdoor Leisure, International and Corporate. The Household and Outdoor Leisure operating groups encompass the following products:

/bullet/ The Household group consists of appliances (including mixers, blenders, food steamers, breadmakers, rice cookers, coffee makers, toasters, irons and garment steamers), health products (including vaporizers, humidifiers, air cleaners, massagers, hot and cold packs and blood pressure monitors), scales, personal care products (including hair clippers and trimmers and related products for the professional beauty, barber and veterinarian trade and sales of products to commercial and institutional channels), blankets (including electric blankets, heated throws and mattress pads) and First Alert/registered trademark/ products (smoke and carbon monoxide detectors, fire extinguishers and home safety equipment).

/bullet/ The Outdoor Leisure group includes outdoor recreation products (which encompass tents, sleeping bags, coolers, camping stoves, lanterns and outdoor heaters), outdoor cooking products (including gas and charcoal outdoor grills and grill parts and accessories), Powermate/registered trademark/ products (including portable power generators and air compressors), and Eastpak/registered trademark/ products (including backpacks and bags).

         The International group is managed through five regional subdivisions:
Europe, Latin America, Japan, Canada and East Asia. Europe includes the manufacture, sales and distribution of Campingaz/registered trademark/ products and sales and distribution in Europe, Africa and the Middle East of other Company products. The Latin American region includes the manufacture, sales and distribution throughout Latin America of small appliances, and sales and distribution of personal care products, professional clippers and related products, camping products and Powermate products. Japan includes the sales and distribution of primarily outdoor recreation products. Canada includes sales of substantially all the Company's products and East Asia encompasses sales and distribution in all areas of East Asia other than Japan of substantially all the Company's products.

         The Company's Corporate group provides certain management, accounting, legal, risk management, treasury, human resources, tax and management information services to all operating groups and also includes the operation of the Company's retail stores and the conduct of the Company's licensing activities.

         See Note 14 of Notes to Consolidated Financial Statements for financial data concerning the Company's operating segments. Also, for a discussion of certain risks affecting the Company's business, see the discussion in Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and, in particular, the discussion contained therein under the subheading - "Cautionary Statements."

HOUSEHOLD

         The Company's Household group includes appliances, health products, scales, personal care products, blankets and First Alert products. Net sales of Household group products accounted for approximately 50%, 73% and 74% of the Company's consolidated net sales in 1998, 1997 and 1996, respectively. Except as discussed below, there were no household group products or groups of similar products with sales that accounted for 10% or more of consolidated net sales in any of the last three fiscal years.

         APPLIANCES. Small kitchen appliances include Mixmaster/registered trademark/ stand mixers, hand mixers, Osterizer/registered trademark/ blenders, food processors, rice cookers, food steamers, toasters, can openers, breadmakers, waffle makers, ice cream makers, frying pans, deep fryers and culinary accessories, which are sold primarily under the Sunbeam/registered trademark/ and Oster/registered trademark/ brand names. In addition, the Company sells coffee makers under the Mr. Coffee/registered trademark/, Sunbeam and Oster brand names and, with respect to coffee and tea products, the Mr. Coffee brand name. Other brand names or trademarks used in marketing include: Toast Logic/registered trademark/, Details/registered trademark/ by Mr. Coffee (for high end coffeemakers sold in department and specialty stores), Mrs. Tea/trademark/, and Iced Tea Pot/trademark/, Oster Designer/registered trademark/ and Pause N Serve/registered trademark/. The Company holds the number one or two market positions in coffee makers, mixers, and breadmakers. Appliances also encompass garment care appliances consisting of irons and steamers. The Company manufactures a portion of its appliances in its United States and Mexico plants and sources the balance of its appliance products from domestic and foreign manufacturers.

         HEALTH. The Company markets many of its health products under the Sunbeam name and the trademark Health at Home/registered trademark/. These products include heating pads, bath scales, blood pressure and other health-monitoring instruments, massagers, vaporizers, humidifiers and dental care products. The Company assembles and/or manufactures its vaporizers, humidifiers and heating pads at its United States and Mexico facilities. The Company's other personal health products are sourced from manufacturers primarily located in China.

         SCALES. The Company also designs, manufactures and markets scales for consumer, office and professional use. The Company manufactures a complete line of analog and digital floor scales, waist-high and eye-level scales for use in weight monitoring by consumers. These consumer scales are sold under the brand names Health o Meter/registered trademark/, Sunbeam, Counselor/registered trademark/ and Borg/registered trademark/. Other trademarks used in marketing the scales are BigFoot/registered trademark/ and Precious Metals/registered trademark/. The Company also markets professional scales such as traditional balance beam scales, pediatric scales, wheelchair ramp scales, chair and sling scales and home healthcare scales using the Pro Series/registered trademark/ and Pro Plus Series/registered trademark/ trademarks in addition to the Health o Meter brand. The Company's line of scales also includes letter and parcel scales for office use, marketed under the Pelouze/registered trademark/ brand name. The Company has a commanding share of the office scale market with its Pelouze scales. The Company's Pelouze food scales include analog and digital portion control scales, thermometers and timers for commercial and non-commercial applications. The Company manufactures approximately one-half of its scales at a United States plant and sources the remaining scales from both domestic and foreign suppliers.

          PERSONAL CARE. The Company's personal care products include a broad line of hair clippers and trimmers for animals and humans which are sold through retail channels. The Company holds the number one or two position in each of its clipper and trimmer product lines. The Company also markets a line of professional barber, beauty and animal grooming products, including electric and battery clippers, replacement blades and other grooming accessories sold to both conventional retailers and through professional distributors. These products are manufactured at the Company's United States and Mexico facilities.

         BLANKETS. The Company's blanket products include electric blankets, Cuddle-Up/registered trademark/ heated throws and heated mattress pads. The Company holds the number one market position in each of electric blankets, heated throws and heated mattress pads. These products are manufactured at the Company's United States and Mexico facilities. In 1996, sales of electric blankets accounted for approximately 12% of consolidated net sales.

         FIRST ALERT. The Company is a leading manufacturer and marketer of a broad range of residential safety products, including residential use ionization and photoelectric smoke detectors in which the Company has the leading market share. Other products include carbon monoxide detectors, fire extinguishers, rechargeable flashlights and lanterns, electric and electromechanical timers, night lights, radon gas detectors, fire escape ladders and motion sensing lighting controls. The Company's smoke detectors are battery operated and carbon monoxide detectors are available in both plug in and battery-operated units and in a combination unit. These products are marketed primarily under the First Alert brand name. The Company also uses the brand names Family Gard/registered trademark/ and Sure Grip/registered trademark/ for certain of its products. The Company markets certain of these products under the BRK/registered trademark/ brand for the electrical wholesale markets. The Company manufactures its smoke and carbon monoxide detectors in its Mexico plant, manufactures fire extinguishers in its United States plant and sources other products from domestic and foreign suppliers.

         In 1996, the Company's furniture business accounted for approximately 23% of consolidated net sales. (See Note 13 of Notes to Consolidated Financial Statements for information relating to the divestiture of the Company's furniture business.)

OUTDOOR LEISURE

         The Company's Outdoor Leisure group includes products for outdoor recreation and outdoor cooking as well as the Powermate and Eastpak product lines. Net sales of the Outdoor Leisure group accounted for approximately 50%, 25% and 26% of the Company's consolidated net sales in 1998, 1997 and 1996, respectively. Except as discussed below, there were no other outdoor leisure products or groups of similar products with sales that accounted for 10% or more of consolidated net sales in any of the last three fiscal years.

         OUTDOOR RECREATION. Principal outdoor recreation products include a comprehensive line of lanterns and stoves for outdoor recreational use, fuel-related products such as disposable fuel cartridges, a broad range of coolers and jugs, sleeping bags, backpacks, tents, outdoor folding furniture, portable electric lights, camping accessories and other products. These products are used predominantly in outdoor recreation, but many products have applications in emergency preparedness and some are also used in home improvement projects. These products are distributed predominantly through mass merchandisers, home centers and other retail outlets. The Company believes it is the leading manufacturer of lanterns and stoves for outdoor recreational use in the world. The Company's liquid fuel appliances include single and dual fuel-powered lanterns and stoves and a broad range of propane- and butane-fueled lanterns and stoves. These products are manufactured at the Company's facilities located in the United States and are marketed under the Coleman/registered trademark/ and Peak One/registered trademark/ brand names.

         The Company manufactures and sells a wide variety of insulated coolers and jugs and reusable ice substitutes, including personal coolers for camping, picnics or lunch box use; large coolers; beverage coolers for use at work sites and recreational and social events; and soft-sided coolers. The Company's cooler products are manufactured predominantly at the Company's facilities located in the United States and are marketed under the Coleman brand name worldwide. The Company designs, manufactures or sources, and markets textile products, including tents, sleeping bags, backpacks and rucksacks. The Company's tents and sleeping bags are marketed under the Coleman and Peak One brand names. The Company manufactures and markets aluminum- and steel-framed, portable, outdoor, folding furniture under the Coleman and Sierra Trails/registered trademark/ brand names. These products are manufactured predominantly at the Company's facilities located in the United States. The Company designs and markets electric lighting products that are manufactured by others and sold under the Coleman, Powermate and Job-Pro/registered trademark/ brand names. These products include portable electric lights such as hand held spotlights, flashlights and fluorescent lanterns and a line of rechargeable lanterns and flashlights. The Company designs, sources and markets a variety of small accessories for camping and outdoor use, such as cookware and utensils. These products are manufactured by third-party vendors to the Company's specifications and are marketed under the Coleman brand name.

         OUTDOOR COOKING. Sunbeam is a leading supplier of outdoor barbecue grills. Sunbeam has one of the leading market share positions in the gas grill industry. Outdoor barbecue grills consist of propane, natural gas, electric and charcoal models which are sold by the Company primarily under the Sunbeam and Grillmaster/registered trademark/ brand names. The Company's outdoor cooking products also include smokers and replacement parts for grills and various accessories such as cooking utensils, grill cleaning products and barbecue tools. Almost all of the Company's grills are manufactured at the Company's United States facility. The Company sources practically all of its accessories and a portion of its replacement parts from various manufacturers, many of which are in East Asia. A licensee of the Company produces gas barbecue grills under the Coleman name. In 1997 and 1996, sales of natural gas grills accounted for approximately 13% and 19%, respectively, of consolidated net sales.

         POWERMATE. The Company's principal Powermate products include portable generators and portable and stationary air compressors. The Company is a leading manufacturer and distributor of portable generators in the United States. Generators are used for home improvement projects, small businesses, emergency preparedness and outdoor recreation. These products are manufactured by the Company at its United States facilities using engines manufactured by third parties, are marketed under the Coleman Powermate/registered trademark/ brand name and are distributed predominantly through mass merchandisers and home center chains. The Company also produces advanced, light-weight generators incorporating proprietary technology. The Company's air compressors are manufactured at its facilities located in the United States, are marketed under the Coleman Powermate brand name and are distributed predominantly through mass merchandisers and home center chains.

         EASTPAK. The Company designs, manufactures and distributes book bags, backpacks and related goods throughout the United States under the Eastpak and Timberland/registered trademark/ brand names. The Company manufactures the majority of its products in its plants located in Puerto Rico.

INTERNATIONAL

         The Company markets a variety of products outside the United States. While the Company sells many of the same products domestically and internationally, it also sells products designed specifically to appeal to foreign markets. The Company, through its foreign subsidiaries, has manufacturing facilities in France, Indonesia, Italy, Mexico, and Venezuela, and sales administration offices, warehouse and distribution facilities in Canada, Europe, the Mideast, Asia and Latin America. The Company also sells its products directly to international customers in certain other markets through Company sales managers, independent distributors and commissioned sales representatives. The products sold by the international group are sourced from the Company's manufacturing operations or from vendors primarily located in Asia. International sales accounted for approximately 23%, 21% and 19% of the Company's consolidated net sales in 1998, 1997 and 1996, respectively. The Company's international operations are managed through the following geographic areas:

         EUROPE. The Company's European operations are managed from Brussels and the sales are dominated by the product lines acquired by the Company in connection with the Coleman acquisition, including the Campingaz product lines and Eastpak products. The Company's European office also manages the sale and distribution of Company products throughout Africa and the Middle East.

         JAPAN. The Company's sales in Japan are almost exclusively sales of camping equipment such as tents, stoves, lanterns, sleeping bags and accessories.

         LATIN AMERICA. The activities of Sunbeam outside the United States were primarily focused in Mexico and Latin America prior to the 1998 acquisition of Coleman. The Company enjoys a strong market position in a number of product lines in Latin America. The Oster brand has the leading market share in small appliances in a number of Latin American countries. The Company's sales in Latin America are derived primarily from household appliances, particularly the Oster blender and the recently introduced Oster arepa maker.

         CANADA. The Company sells substantially all of its products in Canada through a distribution sales office located in Toronto.

         EAST ASIA. During 1998, the Company's sales in East Asia were hampered by the economic downturn particularly in South Korea where the Company had developed a strong market for Eastpak bags, and in Indonesia where the company sells Campingaz products. The Company has established a sales office in Australia, from which it sells primarily clippers and appliances, and distributes First Alert products in Australia and New Zealand. Sales offices have also been established in Manila and Hong Kong.

         Sunbeam has sales and facilities in countries where economic growth has slowed, primarily Japan, Korea and Latin America. The economies of other foreign countries important to the Company's operations could also suffer instability in the future. The following are among the factors that could negatively affect Sunbeam's operations in foreign markets: (1) access to markets; (2) currency devaluation; (3) new tariffs; (4) changes in monetary policies; (5) inflation, and (6) governmental instability. See also Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Foreign Operations and - Cautionary Statements."

CORPORATE

         RETAIL. The Company sells many of its products through its retail outlet stores which are operated under the Sunbeam, Oster and Camp Coleman/registered trademark/ names. The Company currently has 37 retail outlet stores in the United States and Canada which primarily carry discontinued, overstock and refurbished products for retail sale to consumers. Net sales from retail stores were not significant in any of the last three fiscal years.

         LICENSING. The Company licenses the Sunbeam name and the Coleman name and logo under two types of licensing arrangements: general merchandise licenses and licenses to purchasers of businesses divested by the Company. The Company's general merchandise licensing activities involve licensing the Sunbeam and/or Coleman name and logo, for a royalty fee, to certain companies that manufacture and sell products that complement the Company's product lines. Revenue from licensing activities in 1998 in the amount of approximately $4 million was generated primarily from the license of the Coleman name. In addition, the Company licenses trade names from third parties for use in connection with the Company's products. Revenue from licensing activities was not significant in 1997 and 1996.

COMPETITION

         The markets in which the Company operates are generally highly competitive, based primarily on product quality, product innovation, price and customer service and support, although the degree and nature of such competition vary by location and product line. The Company believes that no other company produces and markets the breadth of household appliance, camping and outdoor recreation products marketed by the Company.

         The Company competes with various manufacturers and distributors with respect to its household appliances. Primary competitors in the kitchen appliance area have been Black & Decker (which recently sold its appliance division to Windmere), Hamilton Beach/Procter Silex, West Bend, Melita, Salton-Maxim, Cuisinart, Regal, Krups, Kitchen Aid, Braun and Rival. The Company's primary competitor in the consumer scale market is Metro Corporation. The Company's health care products compete with those of numerous small manufacturers and distributors, none of which dominates the home health care market. The Company has no domestic competitors for its electric blankets and heated throws and enjoys a market share in excess of 90% for these products. The Company's primary competitors for retail clippers and trimmers are Wahl and Conair; the primary competitors in the professional products lines are Wahl and Andis. The Company enjoys a leading market share with respect to its smoke and carbon monoxide detectors where Ranco, American Sensor, Nighthawk and Siebe are the primary competitors. The Company competes with Micro General with respect to its Pelouze scales.

         The Company's Outdoor Leisure products compete with numerous products. Lanterns and stoves compete with, among others, products offered by Century Primus, American Camper and Dayton Hudson Corporation, while Desa & Schau and Mr. Heater are the primary competitors for heaters. The primary competitors for the Company's portable furniture are a variety of import companies. The Company's insulated cooler and jug products compete with products offered by Rubbermaid Incorporated, Igloo Products Corp. and The Thermos Company. The Company's sleeping bags compete with, among others, American Recreation, Slumberjack, Academy Broadway Corp. and MZH Inc, as well as certain private label manufacturers. In the tent market, the Company competes with, among others, Wenzel, Eureka and Mountain Safety Research, as well as certain private label manufacturers. The Company competes with W.C. Bradley, Meco, Fiesta, Ducane, Weber and Keanall for sales of outdoor grills. The Company's backpack products compete with, among others, American Camper, JanSport, Nike, Outdoor Products, The North Face and Kelty, as well as certain private label manufacturers. The Company's competition in the electric light business includes, among others, Eveready and Rayovac Corporation. The Company's camping accessories compete primarily with Coughlan's. The Company's primary competitors in the generator business are Generac Corporation, Honda Motor Co., Ltd., Kawasaki and Yamaha. Primary competitors in the air compressor business include DeVilbiss and Campbell Hausfeld. In addition, the Company competes with various other entities in international markets.

CUSTOMERS

         The Company markets its products through virtually every category of retailer including mass merchandisers, catalog showrooms, warehouse clubs, department stores, catalogues, Company-owned outlet stores, television shopping channels, hardware stores, home improvement centers, office products centers, drug and grocery stores, and pet supply retailers, as well as independent distributors and military post exchange outlets. In 1998, the Company sold products to virtually all of the top 100 U.S. retailers, including Wal-Mart/Sam's Club, Kmart, Price Costco, Target Stores and Home Depot. The Company's largest customer, Wal-Mart, accounted for approximately 18%, 20%, and 19% of consolidated net sales in 1998, 1997 and 1996, respectively. The Company has the majority of its U.S. customer sales on electronic data interchange (EDI) systems.

BACKLOG

         The amount of backlog orders at any point in time is not a significant factor in the Company's business.

PATENTS AND TRADEMARKS

         The Company believes that an integral part of its strength is its ability to capitalize on the Sunbeam/registered trademark/, Coleman/registered trademark/, Oster/registered trademark/, Eastpak/registered trademark/, Mr. Coffee/registered trademark/, Health o Meter/registered trademark/, First Alert/registered trademark/ and Campingaz/registered trademark/ trademarks which are registered in the United States and in numerous foreign countries. Widely recognized throughout North America, Latin America and Europe, these registered trademarks, along with Powermate/registered trademark/, Pelouze/registered trademark/, Peak One/registered trademark/, Osterizer/registered trademark/, Mixmaster/registered trademark/, Toast Logic/registered trademark/, Steammaster/registered trademark/, Oskar/registered trademark/, Grillmaster/registered trademark/ and "Blanket with a Brain/registered trademark/" brands are important to the success of the Company's products. Other important trademarks within Sunbeam include Oster Designer/registered trademark/, Cuddle-Up/registered trademark/ and A5/registered trademark/. The loss of any single trademark would not have a material adverse effect on the Company's business; however, the Sunbeam, Coleman and Mr. Coffee trademarks are integral to certain of the Company's continuing operations and the Company aggressively monitors and protects these and other brands.

         The Company holds numerous design and utility patents covering a wide variety of products, the loss of any one of which would not have a material adverse effect on the Company's business taken as a whole.

RESEARCH AND DEVELOPMENT

         New products and improvements to existing products are developed based upon the perceived needs and demands of consumers. Research and development expenditures are expensed as incurred. The amounts charged to operations for the fiscal years ended 1998, 1997 and 1996 were $18.7 million, $5.7 million and $6.5 million, respectively.

EMPLOYEES

         As of December 31, 1998, the Company had approximately 14,196 full-time and part-time employees of which 6,848 are employed domestically. The Company is a party to collective bargaining agreements with its hourly employees located at the Aurora, Illinois, Glenwillow, Ohio and Bridgeview, Illinois plants. The Company's Canadian warehouse employees are represented by a union, as are all of the production employees at the Company's operations in France and Italy. The Company has had no material labor-related work stoppages and, in the opinion of management, relations with its employees are generally good.

SEASONALITY

         Sunbeam's sales, prior to the acquisitions, have not traditionally exhibited substantial seasonality; however, sales have been strongest during the fourth quarter of the calendar year. Additionally, sales of outdoor cooking products are strongest in the first half of the year, while sales of appliances, personal care and blanket products are strongest in the second half of the year. After considering the seasonality of the acquired entities, Sunbeam's consolidated sales are not expected to exhibit substantial seasonality; however, sales are expected to be strongest during the second quarter of the calendar year. Furthermore, sales of a number of products, including warming blankets, vaporizers, humidifiers, grills, First Alert products, camping and generator products may be impacted by unseasonable weather conditions.

RAW MATERIALS/SUPPLIERS

         The raw materials used in the manufacture of the Company's products are available from numerous suppliers in quantities sufficient to meet normal requirements. The Company's primary raw materials include aluminum, steel, plastic resin, copper, electrical components, various textiles or fabrics and corrugated cardboard for cartons. The Company also purchases a substantial number of finished products. The Company is not dependent upon any single supplier for a material amount of such sourced products.

ENVIRONMENTAL MATTERS

         The Company's operations, like those of comparable businesses, are subject to certain federal, state, local and foreign environmental laws and regulations in addition to laws and regulations regarding labeling and packaging of products and the sales of products containing certain environmentally sensitive materials ("Environmental Laws"). The Company believes it is in substantial compliance with all Environmental Laws which are applicable to its operations. Compliance with Environmental Laws involves certain continuing costs; however, such costs of ongoing compliance have not resulted, and are not anticipated to result, in a material increase in the Company's capital expenditures or to have a material adverse effect on the Company's results of operations, financial condition or competitive position.

         In addition to ongoing environmental compliance at its operations, the Company also is actively engaged in certain environmental remediation activities many of which relate to divested operations. As of December 31, 1998, the Company has been identified by the United States Environmental Protection Agency ("EPA") or a state environmental agency as a potentially responsible party ("PRP") in connection with seven sites subject to the federal Superfund Act and five sites subject to state Superfund laws comparable to the federal law (collectively the "Environmental Sites"), exclusive of sites at which the Company has been designated (or expects to be designated) as a de minimis (less than 1%) participant.

         The Superfund Act, and related state environmental remediation laws, generally authorize governmental authorities to remediate a Superfund site and to assess the costs against the PRPs or to order the PRPs to remediate the site at their expense. Liability under the Superfund Act is joint and several and is imposed on a strict basis, without regard to degree of negligence or culpability. As a result, the Company recognizes its responsibility to determine whether other PRPs at a Superfund site are financially capable of paying their respective shares of the ultimate cost of remediation of the site.

Whenever the Company has determined that a particular PRP is not financially responsible, it has assumed for purposes of establishing reserve amounts that such PRP will not pay its respective share of the costs of remediation. To minimize the Company's potential liability with respect to the Environmental Sites, the Company has actively participated in steering committees and other groups of PRPs established with respect to such sites. The Company currently is engaged in active remediation activities at 12 sites, seven of which are among the Environmental Sites referred to above, and five of which have not been designated as Superfund sites under federal or state law.

         The Company has established reserves to cover the anticipated probable costs of remediation, based upon periodic reviews of all sites for which the Company has, or may have, remediation responsibility. The amount of such reserves was $25.0 million at December 31, 1998 and $24.0 million at December 28, 1997. The Company continues to pursue the recovery of some environmental remediation costs from certain of its liability insurance carriers; however, such potential recoveries have not been offset against potential liabilities and have not been considered in determining the Company's environmental reserves.

         The Company is not a party to any other administrative or judicial proceeding to which a governmental authority is a party and which involves potential monetary sanctions, exclusive of interest and costs, of $100,000 or more.

         The Company believes, based on existing information for sites where costs are estimable, that the costs of completing environmental remediation of all sites for which the Company has a remediation responsibility have been adequately reserved and that the ultimate resolution of these matters will not have a material adverse effect upon the Company's financial condition, results of operations or cash flows.

         Due to uncertainty over remedial measures to be adopted at some sites, the possibility of changes in Environmental Laws and regulations and the fact that joint and several liability with the right of contribution is possible at federal and state Superfund sites, the Company's ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of December 31, 1998.

REGULATORY MATTERS

         The Company is subject to various laws and regulations in connection with its business operations, including but not limited to laws related to relations with employees, maintenance of safe manufacturing facilities, truth in packaging and advertising, regulation of medical products and safety of consumer products. The Company does not anticipate that its business or operations will be materially adversely affected by compliance with any of these provisions.

SIGNIFICANT 1998 FINANCIAL AND BUSINESS DEVELOPMENTS

THE 1998 ACQUISITIONS

         On March 2, 1998, the Company announced that it had entered into separate agreements to acquire Coleman, Signature Brands and First Alert. Coleman is a leading manufacturer and marketer of outdoor recreational products. It manufactures and distributes widely diversified product lines for camping, leisure time and hardware markets, under the Coleman, Powermate, Campingaz and Eastpak brand names. On March 30, 1998, the Company, through a wholly-owned subsidiary, acquired approximately 81% of the total number of then outstanding shares of common stock of Coleman, from an affiliate of MacAndrews & Forbes Holdings, Inc. ("M&F"), in exchange for 14,099,749 shares of the Company's common stock and approximately $160 million in cash. In addition, the Company assumed approximately $1,016 million in debt. As a result of the exercise of employee stock options, Sunbeam's indirect beneficial ownership of Coleman decreased to approximately 79% of the outstanding shares of Coleman common stock. The Company's agreement for the acquisition of the remaining publicly held Coleman shares pursuant to a merger transaction provides that the remaining Coleman shareholders will receive approximately 6.7 million shares of Sunbeam common stock (0.5677 share for each outstanding Coleman share) and approximately $87 million in cash ($6.44 for each outstanding Coleman share and a cash-out of unexercised Coleman stock options equal to the difference between $27.50 per share and the exercise price of such options). The Company expects to complete the Coleman merger during the second half of 1999, although there can be no assurance that the merger will occur during that time. See "Settlement of Coleman-Related Claims" below for information regarding the settlement of certain claims relating to the Coleman acquisition, the terms of which involved the issuance of warrants to purchase shares of the Company's common stock at $7.00 per share.

         On April 3, 1998, the Company acquired more than a 90% interest in Signature Brands and First Alert pursuant to cash tender offers for each company's outstanding shares. The Company completed its acquisitions of the remaining publicly held shares of each of Signature Brands and First Alert pursuant to merger transactions consummated on April 6, 1998.

Signature Brands is a leading manufacturer of a comprehensive line of consumer and professional products, including coffee makers marketed under the Mr. Coffee brand name and consumer health products marketed under the Health o Meter, Counselor and Borg brand names. First Alert is the worldwide leader in residential safety equipment including smoke and carbon monoxide detectors marketed under the First Alert brand name. The consideration for the Signature Brands and First Alert transactions was approximately $255 million (reflecting cash paid, including the required retirement or defeasance of debt) and $182 million (including $133 million of cash and $49 million of assumed debt), respectively.

         For additional information, see Notes 2 and 15 of Notes to Consolidated Financial Statements.

ISSUANCE OF ZERO COUPON CONVERTIBLE DEBENTURES AND CREDIT FACILITY

         In order to finance the acquisitions of Coleman, Signature Brands and First Alert and to repay substantially all of the outstanding indebtedness of the Company and the three acquired companies, the Company completed an offering of Zero Coupon Convertible Senior Subordinated Debentures due 2018 (the "Debentures") at a yield to maturity of 5.0% (or approximately $2,014 million principal amount at maturity) on March 25, 1998, which netted approximately $730 million of proceeds to the Company, and the Company borrowed approximately $1,325 million under a new bank credit facility (the "New Credit Facility"). For information regarding the Debentures and the New Credit Facility, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

PRESS RELEASES RELATING TO THE COMPANY'S FIRST QUARTER 1998 RESULTS

         On March 19, 1998, the Company issued a press release announcing the possibility that its net sales for the first quarter of 1998 might be lower than the range of Wall Street analysts' estimates of $285 million to $295 million, but were expected to exceed the $253.4 million in net sales previously reported by the Company for the first quarter of 1997. On April 3, 1998, the Company issued a press release announcing that the Company expected its net sales for the first quarter of 1998 to be approximately 5% lower than those reported for the first quarter of 1997 and that the Company would report a loss for the quarter. On May 11, 1998, the Company announced results for the first quarter of 1998, including revenues of $244.3 million, a net loss from continuing operations of $7.8 million and a net loss of $0.52 per share, and stated that it expected earnings per share in the range of $1.00 for 1998 and $2.00 for 1999. On June 15, 1998, the Company announced that such forecasts should not be relied upon. Following each of these press releases, the market price of the Company's stock fell substantially. On October 20, 1998, Sunbeam issued a press release restating operating results for fiscal years 1996 and 1997, as well as the first quarter of fiscal 1998. See "Restatement of Financial Results and Change in Auditors" below and Item 3 - "Legal Proceedings."

MANAGEMENT AND BOARD CHANGES

         On June 15 and 18, 1998, the Company announced the terminations of Albert J. Dunlap as Chairman and Chief Executive Officer of the Company and Russell A. Kersh as Vice-Chairman and Chief Financial Officer of the Company, respectively. On June 15, 1998, the Company also announced that Jerry W. Levin of M&F had been elected as the Chief Executive Officer and that Peter A. Langerman of Franklin Mutual Advisers, Inc., the investment adviser to Franklin Mutual Series Fund, Inc., had been elected non-executive Chairman of the Board of the Company. Mr. Levin and Howard Gittis of M&F and Lawrence Sondike of Franklin Mutual Advisers, Inc. were appointed to the Board to fill the vacancies thereon. Messrs. Dunlap and Kersh resigned from the Board of Directors of the Company effective August 5, 1998, and William T. Rutter resigned from the Board of Directors effective July 8, 1998. Faith Whittlesey was elected to fill the vacancy on the Audit Committee resulting from Mr. Rutter's resignation. In January 1999, Mr. Sondike resigned from the Sunbeam Board; John H. Klein was appointed to fill such Board vacancy in March 1999. On March 29, 1999, Mr. Levin was elected Chairman of the Board, replacing Mr. Langerman, who remains as a Director. See Item 4 - "Executive Officers of the Registrant."

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

         By letter dated June 17, 1998, the staff of the Division of Enforcement of the Securities and Exchange Commission ("SEC") advised the Company that it was conducting an informal inquiry into the Company's accounting policies and procedures and requested that the Company produce certain documents. On July 2, 1998, the SEC issued a Formal Order of Private Investigation, designating officers to take testimony and pursuant to which a subpoena duces tecum was served on the Company requiring the production of certain documents. On November 4, 1998, another SEC subpoena duces tecum requiring the production of further documents was received by the Company. The Company has provided numerous documents to the SEC staff and continues to cooperate fully with the SEC staff. The Company cannot predict the term of such investigation or its potential outcome.

RESTATEMENT OF FINANCIAL RESULTS AND CHANGE IN AUDITORS

         On June 25, 1998, the Company announced that its then auditor, Arthur Andersen LLP ("Arthur Andersen"), would not consent to the inclusion of its opinion on the Company's 1997 financial statements in a registration statement the Company was planning to file with the SEC. On June 30, 1998, the Company announced that the Audit Committee of the Board of Directors (the "Audit Committee") would conduct a review of the Company's prior financial statements and that therefore, those financial statements should not be relied upon. The Company also announced that Deloitte & Touche LLP ("Deloitte & Touche") had been retained to assist the Audit Committee and Arthur Andersen in their review of the Company's prior financial statements. On August 6, 1998, the Company announced that the Audit Committee had determined that the Company would be required to restate its financial statements for 1997, the first quarter of 1998, and possibly 1996, and that the adjustments, while not then quantified, would be material. On October 20, 1998, the Company announced the restatement of its financial results for a six-quarter period from the fourth quarter of 1996 through the first quarter of 1998. On November 20, 1998, the Company announced that the Board of Directors had approved the appointment of Deloitte & Touche to replace Arthur Andersen as the Company's independent auditors. See Item 9 - "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure."

SETTLEMENT OF COLEMAN-RELATED CLAIMS

         On August 12, 1998, the Company announced that, following investigation and negotiation conducted by a Special Committee of the Board, consisting of four outside directors not affiliated with M&F, the Company had entered into a settlement agreement with an affiliate of M&F pursuant to which the Company was released from certain threatened claims of M&F and its affiliates arising from the Coleman acquisition and M&F agreed to provide certain management personnel and assistance to the Company in exchange for the issuance to the M&F affiliate of five-year warrants to purchase up to 23 million shares of the Company's common stock at an exercise price of $7.00 per share, subject to anti-dilution provisions.

         On October 21, 1998, the Company announced that it had entered into a Memorandum of Understanding to settle, subject to court approval, certain class actions brought by shareholders of Coleman challenging the proposed Coleman merger. Under the terms of the proposed settlement, the Company will issue warrants to purchase up to approximately 4.98 million shares of the Company's common stock at $7.00 per share. These warrants will generally have the same terms as the warrants previously issued to M&F's affiliate and will be issued when the Coleman merger is consummated, which is expected to be in the second half of 1999. There can be no assurance that the court will approve the proposed settlement. See Item 3 - "Legal Proceedings."

NEW YORK STOCK EXCHANGE LISTING

         By letter dated May 22, 1998, the Company was advised by the New York Stock Exchange (the "NYSE") that the Company did not meet the continuing listing standards of the NYSE because the Company did not have tangible net assets of at least $12 million and average annual net income of at least $600,000 for 1995, 1996 and 1997. The Company has met with NYSE officials and has been advised by the NYSE that the Company's stock will continue to be listed on the NYSE at this time. However, the NYSE has advised the Company that it will continue to monitor the Company's listing status.

OPTIONS REPRICING

         In August 1998, the Company approved a plan to reprice outstanding options to purchase shares of common stock held by the Company's employees. The repricing program, which has been completed, provided for outstanding options with exercise prices in excess of $10.00 per share to be exchanged for new options on a voluntary basis in an exchange ratio ranging from approximately two to three old options for one new option, (as determined by reference to a Black-Scholes option pricing model) with the exercise price of the new options set at $7.00 per share. These options were repriced at an exercise price approximating the market value of the Company's common stock at the date of the repricing, and, consequently, there was no related compensation expense. See
Note 9 of Notes to Consolidated Financial Statements.

CERTAIN UNDERSTANDINGS WITH FORMER MANAGEMENT

         In early August 1998, Sunbeam entered into agreements with Messrs. Dunlap and Kersh pursuant to which all the parties agreed not to assert claims against each other for a period of at least six months and to exchange certain information relating to the shareholders' litigation. The Company also agreed to pay (and has paid) to Messrs. Dunlap and Kersh certain amounts related to vacation and employment benefits and to advance certain costs subject to the receipt of an undertaking from each of them to repay all amounts so advanced if it is determined that they did not meet the applicable standard of conduct for indemnification under Delaware law. This agreement has expired and Messrs. Dunlap and Kersh have commenced an arbitration action against the Company for recovery of certain amounts allegedly payable to them under their respective agreements and have filed an action in Delaware Chancery Court requesting an order requiring the Company to advance certain defense costs to each of them. See Item 3 - "Legal Proceedings."

ITEM 2.  PROPERTIES

         The Company's principal properties as of December 31, 1998 are as follows:

BUILDING                                                                                                              OWNED/
LOCATION                                                  PRINCIPAL USE                           SQUARE FOOTAGE      LEASED
--------                                                  -------------                           --------------      ------

UNITED STATES
-------------
Aurora, IL                       First Alert offices, manufacture of fire extinguishers.......        236,000         Leased
Boca Raton, FL                   Corporate headquarters.......................................        100,626         Leased
Bridgeview, IL                   Offices and manufacture of scales............................        157,000         Owned
Glenwillow, OH                   Manufacture of Mr. Coffee products, distribution warehouse
                                   and offices................................................        458,000         Leased
Hattiesburg, MS                  Manufacture of molded plastic parts, humidifiers,
                                   vaporizers, warehouse/distribution, and offices............        725,000         Owned
Haverhill, MA                    Office and warehouse/distribution............................        111,750         Leased
Kearney, NE                      Manufacture/assembly of portable generators; office
                                   and warehouse..............................................        155,000         Leased(1)
Lake City, SC                    Manufacture of sleeping bags.................................        168,000         Owned
Maize, KS                        Manufacture of propane cylinders and machined parts..........        232,760         Leased
McMinnville, TN                  Manufacture of clippers, trimmers and blades.................        169,400         Leased
Neosho, MO                       Manufacture of outdoor barbecue grills.......................        669,700         Owned
New Braunfels, TX                Manufacture of insulated coolers and other plastic products..        338,000         Owned
Pocola, OK                       Manufacture of outdoor folding furniture and warehouse.......        186,000         Owned
Springfield, MN                  Manufacture of air compressors...............................        166,000         Owned
Waynesboro, MS                   Manufacture of electric blankets.............................        853,714         Leased
Wichita, KS                      Manufacture of lanterns and stoves and insulated coolers
                                   and jugs; research and development and design
                                   operations; office and warehouse...........................      1,197,000         Owned
Morovis and Orocovis,            Manufacture of daypacks, sports bags, and related
  Puerto Rico                      products; office and warehouse.............................        110,000         Leased

INTERNATIONAL
-------------
Acuna, Mexico                    Manufacture of appliances....................................        110,000         Owned
Barquisimeto, Venezuela          Manufacture of appliances....................................         75,686         Owned
Brussels, Belgium                European headquarters........................................         14,721         Leased
Centenaro di Lonato, Italy       Manufacture of butane lanterns, stoves, heaters and
                                   grills; office and warehouse...............................         77,000         Owned
Juarez, Mexico                   Manufacture of smoke and carbon monoxide detectors...........        109,000         Leased
Matamoros, Mexico                Manufacture of controls......................................         91,542         Owned
Mississauga, Canada              Sales and distribution office................................         19,891         Leased
St. Genis Laval, France          Manufacture of lanterns and stoves, filling of gas
                                   cylinders, and assembly of grills; office and warehouse....      2,070,000         Owned(2)
Tlalnepantla, Mexico             Manufacture of appliances....................................        297,927         Owned

(1)      The owned facilities at Kearney, Nebraska reside on land leased under three leases that expire in 2007 with options to extend each for three additional ten-year periods.
(2)      The warehouse portion of St. Genis Laval, France is leased for terms that expire in 2004; the remaining facility is owned.

         The Company also maintains leased sales and administrative offices in the United States, Europe, Asia and Latin America, among other sites. The Company leases various warehouse facilities and/or accesses public warehouse facilities as needed on a short term lease basis. The Company also maintains gas filling plants in Indonesia, the Philippines and the United Kingdom. The Company also leases a total of 173,570 square feet for the operation of its retail outlet stores. Company management considers the Company's facilities to be suitable for the Company's operations, and believes that the Company's facilities provide sufficient capacity for its production requirements.

ITEM 3. LEGAL PROCEEDINGS

         On April 23, 1998, two class action lawsuits were filed on behalf of purchasers of the Company's common stock in the U.S. District Court for the Southern District of Florida against the Company and some of its present and former directors and former officers alleging violations of the federal securities laws as discussed below (the "Consolidated Federal Actions"). After that date, approximately fifteen similar class actions were filed in the same Court. One of the lawsuits also named as defendant Arthur Andersen, the Company's independent accountants for the period covered by the lawsuit.

         On June 16, 1998, the Court entered an Order consolidating all these suits and all similar class actions subsequently filed and providing time periods for the filing of a consolidated amended complaint and defendants' response thereto. On June 22, 1998, two groups of plaintiffs made motions to be appointed lead plaintiffs and to have their selection of counsel approved as lead counsel. On July 20, 1998, the Court entered an Order appointing lead plaintiffs and lead counsel. This Order also stated that it "shall apply to all subsequently filed actions which are consolidated herewith." On August 28, 1998, plaintiffs in one of the subsequently filed actions filed an objection to having their action consolidated pursuant to the June 16, 1998 Order, arguing that the class period in their action differs from the class periods in the originally filed consolidated actions. On December 9, 1998, the Court entered an Order overruling plaintiffs' objections and affirming its prior Order appointing lead plaintiffs and lead counsel.

         On January 6, 1999, plaintiffs filed a consolidated amended class action complaint against the Company, some of its present and former directors and former officers, and Arthur Andersen. The consolidated amended class action complaint alleges that, in violation of section 10(b) of the Exchange Act and SEC Rule 10b-5, defendants made material misrepresentations and omissions regarding the Company's business operations, future prospects and anticipated earnings per share, in an effort to artificially inflate the price of the common stock and call options, and that, in violation of section 20(a) of the Exchange Act, the individual defendants exercised influence and control over the Company, causing the Company to make material misrepresentations and omissions. The consolidated amended complaint seeks an unspecified award of money damages. On February 5, 1999, plaintiffs moved for an order certifying a class consisting of all persons and entities who purchased Sunbeam common stock or who purchased call options or sold put options with respect to Sunbeam common stock during the period April 23, 1997 through June 30, 1998, excluding the defendants, their affiliates, and employees of Sunbeam. Defendants' have filed a response to the motion for class certification. On March 8, 1999, all defendants who had been served with the consolidated amended class action complaint moved to dismiss it. Under the Private Securities Litigation Reform Act of 1995, all discovery in the consolidated action is stayed pending resolution of the motions to dismiss.

         On April 7, 1998, a purported derivative action was filed in the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against the Company and some of its present and former directors and former officers. The action alleged that the individual defendants breached their fiduciary duties and wasted corporate assets when the Company granted stock options at an exercise price of $36.85 to three of its officers and directors (who were subsequently terminated) on or about February 2, 1998. On June 25, 1998, all defendants filed a motion to dismiss the complaint for failure to make a presuit demand on Sunbeam's Board of Directors. On October 22, 1998, the plaintiff amended the complaint against all but one of the defendants named in the original complaint. On February 19, 1999, plaintiff filed a second amended derivative complaint nominally on behalf of Sunbeam against some of its present and former directors and former officers and Arthur Andersen. The second amended complaint alleges, among other things, that Messrs. Dunlap and Kersh (the Company's former Chairman and Chief Executive Officer and Chief Financial Officer, respectively) caused Sunbeam to employ fraudulent accounting procedures in order to enable them to secure new employment contracts, and seeks an award of damages and other declaratory and equitable relief. The plaintiff has agreed that defendants need not respond to the second amended complaint until May 14, 1999. As described below, the Company and the plaintiff have moved the Court for injunctive relief against Messrs. Dunlap and Kersh with respect to the arbitration action brought by them.

         On June 25, 1998, four purported class actions were filed in the Court of Chancery of the State of Delaware in New Castle County by minority shareholders of Coleman against Coleman, the Company and some of the Company's and Coleman's present and former officers and directors. An additional class action was filed on August 10, 1998, against the same parties. The complaints in these class actions allege, in essence, that the existing exchange ratio for the proposed Coleman merger is no longer fair to Coleman public shareholders as a result of the decline in the market value of the common stock. On October 21, 1998, the Company announced that it had entered into a Memorandum of Understanding to settle, subject to court approval, the class actions. Under the terms of the proposed settlement, if approved by the Court the Company will issue to the Coleman public shareholders and plaintiff's counsel in this action, warrants to purchase up to approximately 4.98 million shares of the Company's common stock at a cash exercise price of $7 per share, subject to certain antidilution provisions. These warrants will generally have the same terms as the warrant issued to an affiliate of M&F and will be issued when the Coleman merger is consummated, which is now expected to occur during the second half of 1999. (See Note 2 of Notes to Consolidated Financial Statements.) Issuance of these warrants will be accounted for as additional purchase consideration. There can be no assurance that the Court will approve the settlement as proposed.

         During the months of August and October 1998, purported class action and derivative lawsuits were filed in the Court of Chancery of the State of Delaware in New Castle County and in the U.S. District Court for the Southern District of Florida by shareholders of the Company against the Company, M&F and certain of the Company's present and former directors. These complaints allege that the defendants breached their fiduciary duties when the Company entered into a settlement agreement whereby M&F and its affiliates released the Company from certain claims they may have had arising out of the Company's acquisition of M&F's interest in Coleman, and M&F agreed to provide management support to the Company. Under the settlement agreement, M&F was granted a five-year warrant to purchase up to an additional 23 million shares of common stock at an exercise price of $7 per share, subject to certain antidilution provisions. The plaintiffs have requested an injunction against issuance of stock to M&F pursuant to the exercise of the warrants and unspecified money damages. These complaints also allege that the rights of the public shareholders have been compromised, as the settlement would normally require shareholders' approval under the rules and regulations of the NYSE. The Audit Committee of the Company's Board of Directors determined that obtaining such shareholders' approval would have seriously jeopardized the financial viability of the Company, which is an allowable exception to the NYSE shareholder approval requirements. By Order of the Court of Chancery dated January 7, 1999, the derivative actions filed in that Court were consolidated and the Company has moved to dismiss such action. The action filed in the U.S. District Court for the Southern District of Florida has been dismissed.

         On September 16, 1998, an action was filed in the 56th Judicial District Court of Galveston County, Texas alleging various claims in violation of the Texas Securities Act and Texas Business & Commercial Code as well as common law fraud as a result of the Company's alleged misstatements and omissions regarding the Company's financial condition and prospects during a period beginning May 1, 1998 and ending June 16, 1998, in which the plaintiffs engaged in transactions in the Company's common stock. The Company is the only named defendant in this action. The complaint requests recovery of compensatory damages, punitive damages and expenses in an unspecified amount. This action was removed to the U.S. District Court for the Southern District of Texas and, subsequently has been transferred to the Southern District of Florida, the forum for the Consolidated Federal Actions.

         On October 30, 1998, a class action lawsuit was filed on behalf of certain purchasers of the Debentures in the U.S. District Court of the Southern District of Florida against the Company and some of the Company's former officers and directors, alleging violations of the federal securities laws and common law fraud. The complaint alleges that the Company's offering memorandum used for the marketing of the Debentures contained false and misleading information regarding the Company's financial position and that the defendants engaged in a plan to inflate the Company's earnings for the purpose of defrauding the plaintiffs and others. This action has been transferred to the Southern District of Florida, the forum for the Consolidated Federal Actions, and the parties have negotiated a proposed coordination plan in order to coordinate proceedings in this action with those in the Consolidated Federal Actions.

         The Company has been named as a defendant in an action filed in the District Court of Tarrant County, Texas, 48th Judicial District, on November 20, 1998 which was served on the Company through the Secretary of State of Texas on January 15, 1999. The plaintiffs in this action are purchasers of the Debentures. The plaintiffs allege that the Company violated the Texas Securities Act and the Texas Business & Commercial Code and committed state common law fraud by materially misstating the financial position of the Company in connection with the offering and sale of the Debentures. The complaint seeks rescission, as well as compensatory and exemplary damages in an unspecified amount. The Company specially appeared to assert an objection to the Texas Court's exercise of personal jurisdiction over the Company, and a hearing on this objection was held on April 15, 1999. The Court has issued a letter ruling advising the parties that it would grant the Company's special appearance and sustain the challenge to personal jurisdiction. The plaintiffs have moved for reconsideration of this decision. Plaintiffs had also moved for partial summary judgment on their Texas Securities Act claims, but, in light of the Court's decision on the special appearance, the hearing on the summary judgment motion has been cancelled.

         On April 12, 1999, a class action lawsuit was filed in the U.S. District Court for the Southern District of Florida. The lawsuit was filed on behalf of persons who purchased Debentures during the period of March 20, 1998 through June 30, 1998, inclusive, but after the initial offering of such Debentures. The complaint asserts that Sunbeam made material omissions and misrepresentations that had the effect of inflating the market price of the Debentures. The complaint names as defendants the Company, its former auditor, Arthur Andersen and two former Sunbeam officers, Messrs. Dunlap and Kersh. The plaintiff is an institution which allegedly acquired in excess of $150,000,000 face amount of the Debentures and now seeks unspecified money damages. The Company was served on April 16, 1999 in connection with this pending lawsuit. The Company will advise the Court of the pending Consolidated Federal Actions and request transfer of this action.

         On February 9, 1999, Messrs. Dunlap and Kersh filed with the American Arbitration Association demands for arbitration of claims under their respective employment agreements with Sunbeam. Messrs. Dunlap and Kersh are requesting a finding by the arbitrator that they were terminated by the Company without cause and should be awarded the corresponding benefits set forth in their respective employment agreements. On March 12, 1999, Sunbeam asked the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida to issue an injunction prohibiting Messrs. Dunlap and Kersh from pursuing their arbitration proceedings against Sunbeam on the ground that the simultaneous litigation of the April 7, 1998 action and these arbitration proceedings would subject Sunbeam to the threat of inconsistent adjudications with respect to certain rights to compensation asserted by Messrs. Dunlap and Kersh. On March 19, 1999, the plaintiff in the April 7, 1998 action discussed above moved for a similar injunction on the ground that the arbitration proceedings threatened irreparable harm to Sunbeam and its shareholders. On March 26, 1999, Messrs. Dunlap and Kersh filed a response in opposition to the motions for injunctive relief. A hearing on the motions for injunctive relief has been held and, as a result of Sunbeam's motion for preliminary injunction, administration of the arbitrations has been suspended until May 10, 1999.

         On March 23, 1999, Messrs. Dunlap and Kersh filed a complaint in the Court of Chancery of the State of Delaware seeking an order directing Sunbeam to advance attorneys' fees and other expenses incurred in connection with various state and federal class and derivative actions and an investigation instituted by the SEC. The complaint alleges that such advancements are required by Sunbeam's by-laws and by a forbearance agreement entered into between Sunbeam and Messrs. Dunlap and Kersh in August 1998. The Company filed its answer to the complaint and the Court of Chancery has scheduled a trial of this summary proceeding to be held on June 15, 1999.

         The Company intends to vigorously defend each of the foregoing lawsuits other than those as to which a Memorandum of Understanding to settle has been reached, but cannot predict the outcome and is not currently able to evaluate the likelihood of the Company's success in each case or the range of potential loss. However, if the foregoing actions were determined adversely to the Company, such judgments would likely have a material adverse effect on the Company's financial position, results of operations and cash flow.

         On July 2, 1998, the American Insurance Company ("American") filed suit against the Company in the U.S. District Court for the Southern District of New York requesting a declaratory judgment of the Court that the directors' and officers' liability insurance policy for excess coverage issued by American was invalid and/or had been properly canceled by American. The Company's motion to transfer such action to the federal district court in which the Consolidated Federal Actions are currently pending was recently denied. The case is now in discovery. On October 20, 1998, an action was filed by Federal Insurance Company in the U.S. District Court for the Middle District of Florida requesting the same relief as that requested by American in the previously filed action as to additional coverage levels under the Company's directors' and officers' liability insurance policy. This action has been transferred to the U.S. District Court for the Southern District of Florida and is currently in discovery. On December 22, 1998, an action was filed by Executive Risk Indemnity, Inc. in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida requesting the same relief as that requested by American and Federal in their previously filed actions as to additional coverage levels under the Company's directors' and officers' liability insurance policy. On April 15, 1999, the Company filed an action in the U.S. District Court for the Southern District of Florida against the National Union Fire Insurance Company of Pittsburgh, PA, Gulf Insurance Company and St. Paul Mercury Insurance Company requesting, among other things, a declaratory judgment that National Union is not entitled to rescind its liability insurance policy to the Company and a declaratory judgment that the Company is entitled to coverage from these insurance companies for various lawsuits described herein under liability insurance policies issued by each of the defendants. The Company intends to pursue recovery from all of its insurers if damages are awarded against the Company or its indemnified officers and/or directors under any of the foregoing actions. The Company's failure to obtain such insurance recoveries following an adverse judgement in any of the foregoing actions could have a material adverse effect on the Company's financial position, results of operations and cash flows.

         The Company and its subsidiaries are also involved in various lawsuits arising from time to time which the Company considers to be ordinary routine litigation incidental to its business. In the opinion of the Company, the resolution of these routine matters, and of certain matters relating to prior operations, individually or in the aggregate, will not have a material adverse effect upon the financial position, results of operations or cash flows of the Company.

         As of December 31, 1998 and December 28, 1997, the Company had established accruals for litigation matters, including legal fees, of $31.2 million and $9.9 million, respectively. The Company believes, based on existing information, that anticipated probable costs of litigation matters existing as of December 31, 1998 have been adequately reserved to the extent determinable.

         See Item 1 - "Environmental Matters" and "Significant 1998 Financial and Business Developments - SEC Investigation" and see Note 15 of Notes to Consolidated Financial Statements for a description of certain legal proceedings related to environmental matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended December 31, 1998, there were no matters submitted to a vote of the Company's security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are as follows:

NAME                       AGE              TITLE
----                       ---              -----
Jerry W. Levin             55               Chairman of the Board, President, Chief Executive Officer and Director
Paul E. Shapiro            58               Executive Vice President and Chief Administrative Officer
Bobby G. Jenkins           37               Executive Vice President and Chief Financial Officer
Karen K. Clark             38               Senior Vice President, Finance
Janet G. Kelley            46               Senior Vice President & General Counsel
Jack D. Hall               53               President, International

         JERRY W. LEVIN was appointed Chief Executive Officer, President and a Director of Sunbeam in June of 1998 and was elected as Chairman of the Board of Directors in March 1999. Mr. Levin was also appointed to serve as Chief Executive Officer and a Director of Coleman and Camper Acquisition Corp. ("CAC"), a wholly-owned subsidiary of Sunbeam, in June 1998. Mr. Levin previously held the position of Chairman and Chief Executive Officer of Coleman from February 1997 until its acquisition by Sunbeam in March 1998. Mr. Levin was also the Chairman of Coleman from 1989 to 1991. Mr. Levin was Chairman of the Board of Revlon, Inc. from November 1995 until June 1998, Chief Executive Officer of Revlon, Inc. from 1992 until January 1997, and President of Revlon, Inc. from 1993 to 1995. Mr. Levin has been Executive Vice President of M&F since March 1989. For 15 years prior to joining M&F, Mr. Levin held various senior executive positions with the Pillsbury Company. Mr. Levin is also a member of the Boards of Directors of Revlon, Inc., Ecolab, Inc., U.S. Bancorp and Meridian Sports Incorporated. For a description of certain arrangements entered into by Sunbeam and M&F relating to the appointment of Mr. Levin as an officer of Sunbeam, see Item 13 - "Certain Relationships and Related Transactions." An affiliate of M&F currently owns in excess of 5% of the Company's common stock.

         PAUL E. SHAPIRO joined Sunbeam as Executive Vice President and Chief Administrative Officer in June of 1998. Mr. Shapiro was also appointed Executive Vice President and Chief Administrative Officer and a Director of Coleman in June 1998. Mr. Shapiro previously held the position of Executive Vice President and General Counsel of Coleman from July 1997 until its sale in March 1998. Before joining Coleman, he was Executive Vice President, General Counsel and Chief Administrative Officer of Marvel Entertainment Group ("Marvel"). Marvel and several of its subsidiaries filed voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in 1996. Mr. Shapiro served as an Executive Officer of Marvel at the time of such filing. He had previously spent over 25 years in private law practice and as a business executive, most recently as a shareholder in the law firm of Greenberg Traurig. Mr. Shapiro is also a member of the Board of Directors of Toll Brothers, Inc. For a description of certain arrangements entered into by Sunbeam and M&F relating to the appointment of Mr. Shapiro as an officer of Sunbeam, see Item 13
- "Certain Relationships and Related Transactions."

         BOBBY G. JENKINS joined Sunbeam in June 1998. He serves as Executive Vice President and Chief Financial Officer of Sunbeam Corporation. Mr. Jenkins also serves as Executive Vice President of Coleman, a position he was appointed to in August 1998. Mr. Jenkins was Chief Financial Officer of The Coleman Company's Outdoor Recreation division from September 1997 to May 1998. Mr. Jenkins was Executive Vice President and Chief Financial Officer of Marvel from December 1993 through June 1997. Marvel and several of its subsidiaries filed voluntary petition for reorganization under Chapter 11 in 1996. Mr. Jenkins served as an Executive Officer of Marvel at the time of such filing. Mr. Jenkins was Assistant Vice President of Finance at Turner Broadcasting System from August 1992 to November 1993. Prior to that, Mr. Jenkins was with Price Waterhouse, last serving as Senior Audit Manager. For a description of certain arrangements entered into by Sunbeam and M&F relating to the appointment of Mr. Jenkins as an officer of Sunbeam, see Item 13 - "Certain Relationships and Related Transactions."

         KAREN K. CLARK joined Sunbeam in April of 1998 as Vice President, Operations Finance and has served as Vice President, Finance since June 1998 and as Senior Vice President, Finance since April 1999. Ms. Clark also serves as Vice

President, Finance at Coleman, a position she has held since 1997. Ms. Clark was Corporate Controller for Precision Castparts Corp. from 1994 to 1997 and prior to that held various positions in public accounting and industry.

         JANET G. KELLEY joined Sunbeam in March 1994 and was named General Counsel in April of 1998 and Senior Vice President, General Counsel and Secretary in April, 1999. From 1994 to 1998, Ms. Kelley served as Group Counsel and Associate General Counsel. Ms. Kelley also serves as Vice President, General Counsel and Secretary of Coleman, a position she was appointed to in August 1998. Prior to joining Sunbeam, she was a partner in the law firm of Wyatt, Tarrant & Combs in Louisville, Kentucky.

         JACK D. HALL joined Sunbeam in October 1998. Prior to joining Sunbeam, Mr. Hall held various positions with Revlon Inc., most recently serving as Executive Vice President, Worldwide Sales and Marketing Development. Prior to joining Revlon, he spent six years with International Playtex Inc. in a variety of sales positions.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's common stock has been listed for trading on the New York Stock Exchange under the symbol "SOC" since August 19, 1992. The following table sets forth the high and low sales prices of the common stock for the quarters indicated as reported on the NYSE Composite Transactions Tape.

                                                 PRICE RANGE
                                                  OF COMMON
                                                    STOCK            DIVIDENDS
                                             --------------------       PER
                                               HIGH         LOW     COMMON SHARE
                                             -------      -------   ------------
Year Ending December 31, 1999
   First Quarter...........................  $ 7 1/2      $ 5 1/2      $  --
   Second Quarter through April 30, 1999...    5 3/4        5 1/8         --

Year Ended December 31, 1998
   First Quarter...........................  $53          $35 7/16     $ 0.01
   Second Quarter..........................   45 9/16       8 3/16        --
   Third Quarter...........................   10 3/8        5 1/8         --
   Fourth Quarter..........................    7 5/16       4 5/8         --

Year Ended December 31, 1997
   First Quarter...........................  $34 1/2      $24 5/8      $ 0.01
   Second Quarter..........................   40 3/4       30            0.01
   Third Quarter...........................   45 3/4       35 3/8        0.01
   Fourth Quarter..........................   50 7/16      37            0.01

         As of April 21, 1999, there were approximately 4,569 holders of record of shares of common stock.

         The Company stopped paying dividends on its common stock after the first quarter of 1998 and has no intention of paying dividends in the foreseeable future. Moreover, the Company's New Credit Facility, as amended on April 15, 1999, prohibits the payment of cash dividends.

         See Item 1 - "Significant 1998 Financial and Business Developments - New York Stock Exchange Listing."

RECENT SALES OF UNREGISTERED SECURITIES

         Effective February 1, 1998, pursuant to their respective employment agreements (the "1998 Agreements"), Sunbeam granted certain options (the "1998 Options") to Messrs. Dunlap and Kersh and to David C. Fannin, former officers of the Company, in consideration for services rendered or to be rendered by these former executives. The grants were made pursuant to Section 4(2) under the Securities Act of 1933. The following table specifies the number of shares of common stock underlying these options.

         Albert J. Dunlap.................................          3,750,000
         Russell A. Kersh.................................          1,125,000
         David C. Fannin..................................            750,000

         The 1998 Options had a term of 10 years and an exercise price of $36.85 per share. The 1998 Agreement with Mr. Dunlap provided that one-third of Mr. Dunlap's 1998 Options would vest immediately, while the remaining two-thirds would vest in subsequent years. The 1998 Agreement with Mr. Kersh provided that one-fourth of Mr. Kersh's 1998 Options would vest immediately, while the remaining three-fourths would vest in subsequent years. All of Mr. Fannin's 1998 Options were cancelled pursuant to his termination agreement.

         As of February 1, 1998, Sunbeam also granted to Mr. Dunlap 300,000 shares of unregistered common stock and granted 150,000 and 30,000 shares of restricted unregistered common stock to Messrs. Kersh and Fannin, respectively. These shares were granted in consideration for services rendered or to be rendered by these former executives. The grants were made pursuant to Section 4(2) under the Securities Act of 1933.

         The 1998 Agreement with Mr. Dunlap provided for immediate vesting of the restricted common stock granted to him; whereas the 1998 Agreement with Mr. Kersh provided for the immediate vesting of 37,500 shares of the 150,000 restricted shares of common stock granted to him. Of Mr. Fannin's 30,000 restricted shares, 7,500 were vested and the remainder were forfeited pursuant to his termination agreement with the Company.

         The Company and Messrs. Dunlap and Kersh are currently engaged in disputes with respect to the obligations of the Company under their respective employment agreements, including the status of the foregoing option and stock grants. See Item 3 - "Legal Proceedings."

         On March 25, 1998, the Company sold approximately $2,014 million aggregate principal amount of Debentures to the sole initial purchaser, Morgan Stanley & Co. Incorporated, pursuant to Section 4(2) under the Securities Act of 1933. The Debentures were then resold to qualified institutional buyers in reliance on Rule 144A under the Securities Act and a limited number of "institutional accredited investors" as defined in Rule 501(A)(1), (2), (3) or
(7) under the Securities Act. Sunbeam sold the Debentures for $750.0 million. The underwriting discounts and commissions totaled $20.4 million. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         On March 30, 1998, the Company acquired from an affiliate of M&F indirect beneficial ownership of 44,067,520 shares of common stock of Coleman, or approximately 81% (79% after the exercise of certain stock options immediately after the acquisition) of the then outstanding shares of Coleman common stock, for 14,099,749 shares of Sunbeam common stock, in addition to approximately $160 million in cash. In addition, the Company assumed approximately $1,016 million of debt. Sunbeam issued these shares to the M&F affiliate pursuant to Section 4(2) of the Securities Act. See Item 1 - "Significant 1998 Financial and Business Developments - The 1998 Acquisitions."

         On August 12, 1998, the Company announced that it had entered into a settlement agreement with an affiliate of M&F, pursuant to which Sunbeam was released from certain threatened claims of M&F and its affiliates arising from the acquisition of Coleman and M&F agreed to provide certain management personnel and assistance to Sunbeam in exchange for the issuance to the M&F affiliate of a five-year warrant to purchase up to 23 million shares of Sunbeam common stock at a cash exercise price of $7 per share, subject to antidilution provisions. The issuance of the warrant was made in accordance with Section 4(2) of the Securities Act. See Item 1 - "Significant 1998 Financial and Business Developments - Settlement of Coleman - Related Claims."

ITEM 6. SELECTED FINANCIAL DATA

         The following is a summary of certain financial information relating to the Company. The summary should be read in conjunction with the Consolidated Financial Statements of the Company. All amounts in the table are expressed in millions, except per share data.

                                                                     FISCAL YEARS ENDED
                                             --------------------------------------------------------------------------
                                             DECEMBER 31,    DECEMBER 28,    DECEMBER 29,    DECEMBER 31,    JANUARY 1,
                                             1998 (1)(2)       1997 (3)        1996 (4)          1995           1995
                                             ------------    ------------    ------------    ------------    ----------
STATEMENTS OF OPERATIONS DATA:
 Net sales...........................         $ 1,836.9       $ 1,073.1       $   984.2       $ 1,016.9       $ 1,044.3
 Cost of goods sold..................           1,788.8           831.0           896.9           809.1           764.4
 Selling, general and administrative
   expense...........................             718.1           152.6           221.7           137.5           128.9
 Restructuring and asset impairment
   (benefit) charges.................               --            (14.6)          110.1             --              --
                                              ---------       ---------       ---------       ---------       ---------
 Operating (loss) earnings...........         $  (670.0)      $   104.1       $  (244.5)      $    70.3       $   151.0
                                              =========       =========       =========       =========       =========
(Loss) earnings from continuing
   operations before extraordinary
   charge............................         $  (775.5)      $    52.3       $  (170.2)      $    37.6       $    85.3
 Earnings from discontinued operations,
   net of taxes(5)...................               --              --              0.8            12.9            21.7
 Loss on sale of discontinued operations,
   net of taxes(5)...................               --            (14.0)          (39.1)            --              --
 Extraordinary charge from early
   extinguishments of debt...........            (122.4)            --              --              --              --
                                              ---------       ---------       ---------       ---------       ---------
 Net (loss) earnings.................         $  (897.9)      $    38.3       $  (208.5)      $    50.5          $107.0
                                              =========       =========       =========       =========       =========
PER SHARE DATA:
 Weighted average common shares
   outstanding:
     Basic...........................              97.1            84.9            82.9            81.6            82.6
     Diluted.........................              97.1            87.5            82.9            82.8            82.6
 (Loss) earnings per share from continuing
   operations before extraordinary
   charge:
     Basic...........................         $   (7.99)      $    0.62       $   (2.05)      $    0.46          $ 1.03
     Diluted.........................             (7.99)           0.60           (2.05)           0.45            1.03
 Net (loss) earnings per share:
     Basic...........................             (9.25)           0.45           (2.51)           0.62            1.30
     Diluted.........................             (9.25)           0.44           (2.51)           0.61            1.30
 Cash dividends declared per share...              0.01            0.04            0.04            0.04            0.04
BALANCE SHEET DATA  (AT PERIOD END):
 Working capital.....................             488.5           369.1           359.9           411.7           294.8
 Total assets........................           3,405.5         1,058.9         1,059.4         1,158.7         1,008.9
 Long-term debt......................           2,142.4           194.6           201.1           161.6           124.0
 Shareholders' equity................             260.4           472.1           415.0           601.0           454.7

(1) On March 30, 1998, the Company acquired approximately 81% of the then outstanding shares of common stock of Coleman. On April 6, 1998, the Company completed the cash acquisitions of First Alert and Signature Brands. The acquisitions were accounted for under the purchase method of accounting and, accordingly, the financial position and results of operations of each acquired entity is included in the Consolidated Financial Statements from the respective dates of acquisition.
(2) Includes charges of $70.0 million related to the issuance of warrants, $62.5 million related to the write-off of goodwill, $122.4 million related to the early extinguishments of debt, $39.4 million related to fixed asset impairments, $31.2 million of compensation expense recorded in connection with new employment agreements with the Company's former Chairman and Chief Executive Officer and two other former senior officers and $95.8 million related to excess and obsolete inventory reserves. See Notes 2, 3, 8, 11 and 17 of Notes to Consolidated Financial Statements.
(3) Includes the reversal of $28.0 million pre-tax liabilities no longer required and of $13.3 million tax liabilities no longer required. See
         Note 17 of Notes to Consolidated Financial Statements.
(4) Includes special charges of $239.2 million before taxes. See Notes 12 and 13 of Notes to Consolidated Financial Statements.
(5) Represents earnings from the Company's furniture business, net of taxes, and the estimated loss on disposal. See Note 13 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1998 ACQUISITIONS

         On March 30, 1998, the Company, through a wholly-owned subsidiary, acquired approximately 81% of the total number of then outstanding shares of common stock of Coleman from an affiliate of M&F, in exchange for 14,099,749 shares of the Company's common stock and approximately $160 million in cash. In addition, the Company assumed approximately $1,016 million in debt. Immediately thereafter, as a result of the exercise of employee stock options, Sunbeam's indirect beneficial ownership of Coleman decreased to approximately 79% of the total number of the outstanding shares of Coleman common stock. The Company's agreement for the acquisition of the remaining publicly held Coleman shares pursuant to a merger transaction provides that the remaining Coleman shareholders will receive approximately 6.7 million shares of Sunbeam common stock (0.5677 share for each outstanding Coleman share) and approximately $87 million in cash ($6.44 for each outstanding Coleman share and a cash-out of unexercised Coleman options equal to the difference between $27.50 per share and the exercise price of such options. The Company expects to complete the Coleman merger during the second half of 1999, although there can be no assurance that the merger will occur during that time. See Notes 2 and 15 of Notes to Consolidated Financial Statements and Item 1 - "Significant 1998 Financial and Business Developments - Settlement of Coleman-Related Claims" for information regarding the settlement of certain claims relating to the Coleman acquisition, the terms of which involved the issuance of warrants to purchase shares of the Company's common stock at $7.00 per share.

         On April 6, 1998, the Company completed the cash acquisitions of First Alert, a leading manufacturer of smoke and carbon monoxide detectors, and Signature Brands, a leading manufacturer of consumer and professional products. The First Alert and the Signature Brands acquisitions were valued at approximately $182 million (including $133 million of cash and $49 million of assumed debt) and $255 million (reflecting cash paid, including the required retirement or defeasance of debt), respectively.

         The acquisitions were recorded under the purchase method of accounting and accordingly, the financial position and results of operations of each acquired entity are included in the Consolidated Financial Statements from the respective dates of acquisition. The purchase prices of the acquired entities have been allocated to individual assets acquired and liabilities assumed based on estimates of fair values (determined by independent appraisals) at the dates of acquisition.

FISCAL YEAR

         To standardize the fiscal period ends of the Company and the acquired entities, effective with its 1998 fiscal year, the Company has changed its fiscal year end from the Sunday nearest December 31 to a calendar year. (See
Note 1 of Notes to Consolidated Financial Statements.)

ASSET IMPAIRMENT AND OTHER CHARGES

GOODWILL

         When changes in circumstances indicate that the carrying value of goodwill may not be recoverable, the Company estimates future cash flows using the recoverability method (undiscounted future cash flows and including related interest charges) as a basis for recording any impairment loss. An impairment loss is then recorded to adjust the carrying value of goodwill to the recoverable amount. The impairment loss taken is no greater than the amount by which the carrying value of the net assets of the business exceeds its fair value. Due to First Alert's financial performance in 1998 and its prospects in 1999 and beyond, the Company determined that the goodwill relating to this acquisition was impaired. Accordingly, based on its determination of fair value, the Company has written off the net carrying value of goodwill of $62.5 million in the fourth quarter of 1998.

FIXED ASSET IMPAIRMENT AND EXCESS AND OBSOLETE INVENTORY RESERVES

         In the second quarter of 1998, the Company decided to outsource or discontinue a substantial number of products previously made by the Company, resulting in certain facilities and equipment that will either no longer be used or will be utilized in a significantly different manner. Accordingly, a charge of $29.6 million was recorded in Cost of Goods Sold to write certain of these assets down to their estimated fair market market value. Approximately 80% of this charge related to machinery, equipment and tooling at the Company's Mexico City and Hattiesburg, Mississippi manufacturing plants, the estimated fair value for which was derived through an auction process. The remainder of this charge related to tooling and equipment at various other facilities, which either had a nominal value or the fair market value of which was derived through an auction process. These assets were taken out of service at the time of the write-down and consequently were not depreciated further after the write-down.

         Personnel at the Mexico City facility were notified in the second quarter of 1998 that the plant was scheduled for closure at year-end 1998, accordingly, at that time a liability of $1.8 million was recorded in Cost of Goods Sold primarily for employee severance. The employee severance related to approximately 1,200 positions of which approximately 1,100 were terminated as of December 31, 1998. In the third quarter of 1998, the Company recorded in Cost of Goods Sold an additional provision for impairment of fixed assets of $3.1 million in an acquired entity relating to assets taken out of service for which there was no remaining value. The asset impairment resulted from management's decision to discontinue certain product lines subsequent to the acquisition. These fixed assets were taken out of service at the time of the write-down and consequently were not depreciated further after the write-down. In the fourth quarter of 1998, the Company recorded a $7.1 million charge as a result of management's decision to outsource the production of certain appliances. This charge to Cost of Goods Sold primarily consists of a provision for certain tooling and equipment ($6.7 million) and severance and related benefits ($0.4 million). The tooling and equipment was written down to its estimated fair value which was derived from comparable market data. This equipment was taken out of service and depreciation of this equipment was discontinued at the time of the write-down.

         During 1997 and the first half of 1998, the Company built inventories in anticipation of 1998 sales volumes which did not materialize. As a result, it has been and will continue to be necessary to dispose of some portions of excess inventories at amounts less than cost. Accordingly, during 1998, when the facts and circumstances were known that such sales volume would not materialize, the Company recorded $58.2 million in charges to properly state this inventory at the lower-of-cost-or-market. This inventory primarily related to certain appliances, grills and grill accessories. The Company also recorded a charge of $11.0 million for excess inventories for raw materials and work in process which will not be used due to outsourcing the production of irons, breadmakers, toasters and certain other appliances. In addition, during 1998, the Company made the decision to exit certain product lines, primarily air and water filtration products and eliminate certain stock keeping units ("SKU'S") within existing product lines, primarily relating to appliances, grills and grill accessories. As a result of this decision, a $26.6 million charge was recorded to properly state this inventory at the lower-of-cost-or-market. Total charges for excess inventories recorded at the lower-of-cost-or-market amounted to approximately $95.8 million at December 31, 1998. (See Note 12 of Notes to Consolidated Financial Statements for asset impairment and other charges recorded in conjunction with a 1996 restructuring plan.)

RESTATEMENTS

         On June 30, 1998, Sunbeam announced that the Audit Committee was initiating a review into the accuracy of Sunbeam's prior financial statements. The Audit Committee's review has since been completed and, as a result of its findings, Sunbeam has restated its previously issued consolidated financial statements for 1996 and 1997 and the first quarter of 1998. Based upon the review, it was determined that certain revenue had been inappropriately recognized, certain costs and allowances had not been accrued or were improperly recorded, and certain costs were inappropriately included in, and subsequently charged to, restructuring, asset impairment and other costs within the Consolidated Statement of Operations for the years ended December 29, 1996 and December 28, 1997 and the three months ended March 31, 1998. The financial statements for the years ended December 28, 1997 and December 29, 1996 were audited and filed on Form 10-K/A with the SEC on November 9, 1998. The accompanying Consolidated Financial Statements present the restated results.

         In connection with the restatements referred to above, the Company was advised by Arthur Andersen that there existed conditions that Arthur Andersen believed to be material weaknesses in the Company's internal control. See Item 9
- "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure". In order to address these material weaknesses, the Company has increased the number of senior financial personnel and has implemented comprehensive review procedures of operating and financial information. Additionally, as explained in more detail under "Year 2000 Readiness Disclosure" within Item 7, the Company is in the process of significantly enhancing its operating systems. The Company anticipates that its systems enhancements will be completed in 1999.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 28, 1997

         Results of operations for the year ended December 31, 1998 include the results of Coleman from March 30, 1998 and of Signature Brands and First Alert from April 6, 1998, the respective dates of the acquisition. The acquired entities generated net sales of $1,009.0 million from the acquisition dates noted above through December 31, 1998, with corresponding gross margin of $205.1 million, or 20% of sales. SG&A costs recorded by the acquired entities were $329.9 million in the period, yielding an operating loss of $124.8 million.

         For the acquired entities, net sales from the dates of the acquisitions through fiscal year-end were approximately $152 million lower than the sales for the same period in the prior year. This decline was caused by lower net sales at Coleman ($81.5 million), Signature Brands ($31.2 million) and First Alert ($39.2 million). Excluding the effects of Coleman's sale of its safety and security business in March 1998 and the discontinuation of its pressure washer business during 1997, Coleman's 1998 sales would have been approximately $4 million lower than in 1997. The Company believes that Signature Brands' decline, primarily in its coffee and tea products, resulted largely from lost distribution and insufficient attention to the business during part of 1998. The Company believes that all of the acquired businesses were, to some extent, impacted by the disruption that arose from the integration with Sunbeam and the related management changes, both at the acquired companies and at Sunbeam. First Alert's sales decline related predominately to increased inventory positions in the domestic channel in 1997 as compared to 1998 with the remaining decrease primarily related to more favorable weather conditions in the fourth quarter of 1997 as compared to the same period in 1998 which affected consumer shopping patterns. Excluding the effects from purchase accounting and the write-off of First Alert's goodwill, as discussed in Note 2 of Notes to Consolidated Financial Statements, operating profit for these three companies declined by approximately $45 million since the dates of the acquisitions in 1998 as compared to the same period in the prior year, resulting primarily from lower net sales. Although there can be no assurance, management anticipates that results from the acquired companies will significantly improve during 1999 due to, among other things, the absence of the factors causing disruption and insufficient focus at these three companies during 1998.

         Consolidated net sales for the year ended December 31, 1998 were $1,836.9 million, an increase of $763.8 million versus the year ended December 28, 1997. After excluding: (i) $1,009.0 million of sales generated by the acquired entities, as discussed above; (ii) $5.5 million of sales in 1998 resulting from the change in fiscal year end, as described in Note 1 of Notes to Consolidated Financial Statements; (iii) $12.7 million in 1998 and $31.3 million in 1997 from sales of excess or discontinued inventory for which the inventory carrying value was substantially equivalent to the sales value; (iv) $4.2 million from 1997 sales relating to divested product lines which are not classified as discontinued operations (time and temperature products and Counselor and Borg branded scales), and (v) a $5.4 million benefit in 1997 from the reduction of cooperative advertising accruals no longer required (cooperative advertising costs are recorded as deductions in determining net sales), net sales on an adjusted basis ("Adjusted Sales") of $809.7 million decreased approximately 22% from Adjusted Sales of $1,032.2 million in 1997. Product sales were adversely impacted by a number of factors, with the largest being changes in retail inventory levels from channel loading which took place in 1997. The Company believes the year-to-year effect of such inventory reductions amounted to over $100 million. Additionally, losses in distribution of outdoor cooking products estimated at approximately $60 million, the estimated effect of price discounting on appliance and grill products of approximately $14 million, and estimated higher provisions for customer returns and allowances of approximately $30 million contributed to the lower sales in 1998. The remaining sales decline was due in part to exiting certain product SKU's.

         Domestic Adjusted Sales declined approximately 21% or $170 million from 1997. The Company believes more than half of the sales decline was due to increased retail inventory levels in 1997 versus decreased inventory positions at customers in 1998. Excluding this effect, sales were still lower than the prior year throughout the business, with the most significant decline occurring in outdoor cooking products sales. During 1997, the Company lost a significant portion of its outdoor cooking products distribution, including the majority of its grill parts and accessories products distribution. The outdoor cooking products sales decline was attributable predominately to this lost distribution and to price discounting. The majority of the remaining sales decline was due to higher provisions for customer returns and allowances.

         International sales, which represented 22% of Adjusted Sales for 1998, decreased approximately 24% compared with the Adjusted Sales for the same period a year ago. The Company believes this sales decline was primarily attributable to decreasing customer inventory levels as compared with the prior year. Sales were also adversely impacted by a decision to stop selling to certain export distributors in Latin America and by poor economic conditions in that region. In addition, lost distribution in Canada contributed to the sales decline from the prior year.

         Excluding the effect of: (i) the gross margin generated from the inclusion of the acquired entities' operations in the period of $205.1 million, as discussed above; (ii) $0.8 million from the impact of the change in fiscal year-end; (iii) $128.4 million in 1998 in charges recorded in the second and fourth quarters related to excess inventory and fixed assets impairments; (iv) $15.8 million from the benefit in 1997 from the reversal of reserves no longer required, including $5.4 million of cooperative advertising accruals and (v) a $2.8 million benefit recorded in the second quarter of 1997 resulting from capitalizing certain manufacturing supplies inventories which were previously expensed, there was a negative gross margin of $29.4 million for 1998 versus a gross margin of $223.5 million for 1997. Lower sales volume and unfavorable manufacturing efficiencies from lower production levels associated with the lower sales volumes and high inventory levels in 1998 accounted for approximately 55% of the change between years. Approximately 55% of the remaining decrease is attributable to lower price realization and higher costs of customer returns and allowances in 1998 and adverse product sales mix in 1998. The adverse product sales mix was due in part to the loss of a majority of the grill accessory products distribution as accessories generate significantly better margins than the average margins on sales of most of the Company's other products. Costs associated with a blanket recall, higher warranty reserves and inventory adjustments due in part to physical inventories drove the remaining decrease in gross margin.

         Excluding the effect of: (i) $329.9 million of SG&A charges in the acquired entities, including the $62.5 million goodwill write-off related to First Alert; (ii) $70.0 million recorded in the third quarter of 1998 related to the issuance of warrants; (iii) $2.3 million of SG&A expense in 1998 from the change in the fiscal period; (iv) a $5.9 million benefit in 1998 and a $12.1 million benefit in 1997 from the reversal of reserves no longer required; (v) approximately $31 million of 1998 compensation expense recorded in connection with new employment agreements with the Company's former Chairman and Chief Executive Officer and two other former senior officers and approximately $3 million of severance in 1998 for certain former employees; (vi) $20.4 million, $6.1 million, and $4.0 million of costs recorded in 1998 related to costs associated with the restatement efforts, Year 2000 compliance efforts and a corporate office relocation, respectively, and (vii) $15.8 million of restructuring related charges recorded in 1997, SG&A expenses were approximately $257 million in 1998, 71% higher than the same period in 1997. This increase of approximately $108 million is due to several factors. Corporate administrative costs increased by approximately $47 million, reflecting additional personnel and related relocation, travel and other costs, as well as increased outside provider fees, telecommunications expense and insurance. Higher allowances for accounts receivable in 1998, accounting for approximately $20 million of the increase, related primarily to collection issues with certain customers in the U.S. and in Latin America, including several major customers who have filed and/or threatened bankruptcy. Advertising, marketing and selling expenses increased by approximately $13 million, reflecting a national television campaign for grills and increased activity in market research, package design and sales efforts. Higher inventory levels in 1998 and costs associated with outsourcing small parts fulfillment led to higher distribution and warehousing costs of approximately $12 million. Increased environmental reserves for divested and closed facilities added approximately $5 million while settlement of a patent infringement action resulted in additional expense of approximately $4 million.

         During 1997, the Company determined that the amounts accrued at December 29, 1996 for Restructuring and Asset Impairment Charges recorded in fiscal 1996 exceeded amounts ultimately required. Accordingly, the 1997 Consolidated Statement of Operations reflects the reversal of accruals no longer required, resulting in a Restructuring and Asset Impairment Benefit of $14.6 million. This reversal was reflected in the third ($5.8 million) and fourth ($8.8 million) quarters of 1997 when it became evident that such accruals were no longer required.

         Operating results for 1998 and 1997, on an adjusted basis as described above, were a loss of approximately $286 million in 1998 and a profit of approximately $74 million in 1997. This change resulted from the factors discussed above.

         Interest expense increased from $11.4 million for the twelve months of 1997 to $131.1 million for the same period in 1998. Approximately 70% of the change related to higher borrowing levels in 1998 for the acquisitions, with the remainder due to increased borrowings to fund working capital, capital expenditures and the operating losses.

         Other income, net increased in 1998 by $4.8 million due to approximately $8 million from the settlement of a lawsuit, and approximately $4 million of increased net gains from foreign exchange in the period. The foreign exchange net gains were primarily from Mexico. Increased losses on sales of fixed assets of approximately $5 million and increased expenses related to the New Credit Facility partially offset the above mentioned income. The increased credit facility expenses largely related to unused facility fees.

         The minority interest reported in 1998 relates to the minority interest held in Coleman by public shareholders.

         During 1998, the current tax provision arose largely from taxes on the earnings of foreign subsidiaries as well as franchise taxes. Deferred tax benefits were recognized in 1998 principally due to net operating losses incurred subsequent to the acquisitions. These benefits were realized through the use of deferred tax credits that were established in connection with the acquisitions to the extent that such credits are expected to be realized in the loss carryforward period. During 1998, the Company increased the income tax valuation allowance on deferred tax assets to $290.5 million. This increase reflects management's assessment that it is more likely than not that these deferred tax assets will not be realized through future taxable income. The 1997 effective tax rate was higher than the federal statutory income tax rate primarily due to state taxes, the effects of foreign earnings and dividends taxed at other rates and the impact of providing a valuation allowance on deferred tax assets.

         In 1998, the Company prepaid certain debt assumed in the acquisitions and prepaid an industrial revenue bond related to its Hattiesburg facility. In connection with these early extinguishments of debt, the Company recognized an extraordinary charge of $122.4 million, consisting primarily of redemption premiums.

         The Company's discontinued furniture business, which was sold in March 1997, had revenues of $51.6 million in the first quarter of 1997 prior to the sale and nominal earnings for that period. As a result of the sale of the Company's furniture business assets (primarily inventory, property, plant and equipment), the Company received $69.0 million in cash, retained approximately $50 million in accounts receivable and retained certain liabilities. The final purchase price for the furniture business was subject to a post-closing adjustment based on the terms of the sale agreement and in the first quarter of 1997, after completion of the sale, the Company recorded an additional loss on disposal of $14.0 million, net of applicable income tax benefits of $8.5 million.

YEAR ENDED DECEMBER 28, 1997 COMPARED TO THE YEAR ENDED DECEMBER 29, 1996

1996 RESTRUCTURING PLAN AND OTHER CHARGES AND BENEFITS

         In November 1996, the Company announced the details of a restructuring plan. The plan included the consolidation of administrative functions, the reduction of manufacturing and warehouse facilities, the centralization of the Company's procurement function and the reduction of the Company's product offerings and SKU's. The restructuring plan also included the elimination of certain businesses and product lines.

         As part of the restructuring plan, the Company consolidated six divisional and regional headquarters functions into a single worldwide corporate headquarters and outsourced certain back office activities resulting in a reduction in total back-office/administrative headcount. Overall, the restructuring plan called for a reduction in the number of production facilities from 26 to 8 and the elimination of over 6,000 positions from the Company's workforce, including 3,300 from the disposition of certain business operations and the elimination of approximately 2,800 other positions, some of which were outsourced. The Company completed the major phases of the restructuring plan by July 1997.

         In conjunction with the implementation of the restructuring plan, the Company recorded a pre-tax charge of $239.2 million in the fourth quarter of 1996. This amount is recorded as follows in the Consolidated Statements of
Operations: $110.1 million recorded in Restructuring and Asset Impairment Charges, as further described below; $60.8 million in Cost of Goods Sold related principally to inventory write-downs as a result of a reduction in SKU's and costs of inventory liquidation programs; $10.1 million in SG&A expense, for period costs principally relating to outsourcing and package redesign, and $58.2 million ($39.1 million net of taxes) in Loss on Sale of Discontinued Operations related to the divestiture of its furniture business. In 1997, upon completion of the sale of the furniture business, the Company recorded an additional pre-tax loss of $22.5 million from discontinued operations ($14.0 million net of taxes) due primarily to lower than anticipated sales proceeds relating to the post closing adjustment process that was part of the sale agreement.

         Amounts included in Restructuring and Asset Impairment Charges in 1996 in the accompanying Consolidated Statements of Operations included anticipated cash charges such as severance and other employee costs of $24.7 million, lease obligations of $12.6 million and other exit costs associated with facility closures and related to the implementation of the restructuring plan of $4.1 million, principally representing costs related to clean-up and restoration of facilities for either sale or return to the landlord.

         Included in Restructuring and Asset Impairment Charges in 1996 was $68.7 million of non-cash charges principally consisting of: (a) asset write-downs to net realizable value for disposals of excess facilities and equipment and certain product lines ($22.5 million); (b) write-offs of redundant computer systems from the administrative back-office consolidations and outsourcing initiatives ($12.3 million); (c) write-off of intangibles relating to discontinued product lines ($10.1 million); (d) write-off of capitalized product and package design costs and other expenses related to exited product lines and SKU reductions ($9.0 million), and (e) losses related to the divestiture of certain non-core products and businesses ($14.8 million). The asset write-downs of $34.8 million included equipment taken out of service in 1996 (either abandoned in 1996 or sold in 1997) and accordingly, depreciation was not recorded subsequent to the date of the impairment charge. The losses of $14.8 million related to the divestiture of non-core products and businesses resulted from divesting of the time and temperature business (sold in March
1997) and Counselor and Borg scale product lines (sold in May 1997) and the sale of the textile mill in Biddeford, Maine in May 1997. These charges primarily represented the estimated non-cash loss to exit these products, including fixed assets and inventory write-downs and other costs related to exiting these product lines.

         The $24.7 million for severance and other employee costs, including COBRA and other fringe benefits, related to approximately 3,700 positions that were planned to be eliminated as a result of the restructuring plan, excluding approximately 2,400 employees terminated from the furniture business for which severance was included in Loss on Sale of Discontinued Operations (see Note 13 of Notes to Consolidated Financial Statements). The furniture business was sold in 1997. In 1996 and 1997, approximately 1,200 employees and 1,800 employees, respectively, were terminated from continuing operations.

Due largely to attrition, the remaining planned terminations were not required. In 1997, the Company determined that its severance and related employee costs were less than originally accrued principally due to lower than expected severance and COBRA costs and, accordingly, reversed accruals of $7.9 million in the third and fourth quarters. At December 31, 1997, the balance accrued of $1.2 million represented the remaining severance and related employee costs for certain employees terminated during 1997. During 1998, all amounts were expended.

         The amounts accrued at December 29, 1996 for Restructuring and Asset Impairment Charges recorded in fiscal 1996, exceeded amounts ultimately required principally due to reductions in anticipated severance costs of $7.9 million, as discussed above, and reductions in estimated lease payments of $6.7 million resulting from better than anticipated rentals received under sub-leases and favorable negotiation of lease terminations. Accordingly, the fiscal 1997 Consolidated Statement of Operations included $14.6 million of benefit ($5.8 million in the third quarter and $8.8 million in the fourth quarter of 1997) related to the reversal of accruals no longer required, which were recorded as these reduced obligations became known.

         In 1996, in conjunction with the initiation of the restructuring plan, the Company recorded additional charges totaling $129.1 million, reflected in Cost of Goods Sold, SG&A expense, and Loss on Sale of Discontinued Operations. The charge included in Cost of Goods Sold ($60.8 million) principally represented inventory write-downs and anticipated losses on the disposition of the inventory as a result of the significant reduction in SKU's provided for in the restructuring plan. The write-down included $26.9 million related to raw materials, work-in process and finished goods for discontinued outdoor cooking products, principally grills and grill accessories and the balance related to raw materials, work-in process and finished goods for other discontinued products including appliances, clippers and blankets. SG&A expense included period costs in 1997 and 1996 of $15.8 million and $10.1 million, respectively, relating to employee relocation and recruiting, outsourcing, equipment movement and package redesign costs expended as a result of the implementation of the restructuring plan. The 1996 Loss on Sale of Discontinued Operations related to the divestiture of the Company's furniture business. In 1996, the Company decided to divest its furniture operations and recorded an estimated pre-tax loss of $58.2 million related to the sale of assets, primarily fixed assets and inventory. In 1997, the Company recorded an additional pre-tax loss of $22.5 million due primarily to lower than anticipated sales proceeds resulting from the post closing adjustment process as provided for in the sales agreement. (See Notes 12 and 13 of Notes to Consolidated Financial Statements.)

         At December 28, 1997, the Company had $5.2 million in liabilities accrued related to the 1996 restructuring plan, including $1.2 million of severance related costs and $4.0 million related to facility closures, which principally represented future lease payments (net of sub-leases) on exited facilities. During 1998, this liability was reduced by $4.0 million as a result of cash expenditures. At December 28, 1997, the Company had $3.0 million of warranty liabilities related to the discontinued furniture operations. During 1998, $2.5 million of this liability was liquidated.

         The charges and benefit described above are included in the following categories in the 1997 and 1996 Consolidated Statements of Operations (in millions):

                                                        1997             1996
                                                      -------          -------
Restructuring and impairment (benefit) charge......   $ (14.6)         $ 110.1
Cost of goods sold.................................         -             60.8
Selling, general and administrative expense........      15.8             10.1
Loss on sale of discontinued operations............      22.5             58.2
                                                      -------          -------
                                                      $  23.1          $ 239.2
                                                      =======          =======

These charges and benefit consisted of the following (in millions):

                                                                1997       1996
                                                              -------    -------
Write-downs:
   Fixed assets held for disposal, not in use..............   $     -    $  34.8
   Fixed assets held for disposal, used until disposed.....         -       14.8
   Inventory on hand.......................................         -       60.8
   Other assets, principally trademarks and
      intangible assets....................................         -       19.1
                                                              -------    -------
                                                                    -      129.5
                                                              -------    -------
Restructuring accruals (including amounts expended in 1996):
   Employee severance pay and fringes......................      (7.9)      24.7
   Lease payments and termination fees.....................      (6.7)      12.6
   Other exit activity costs, principally facility
      closure expenses.....................................         -        4.1
                                                              -------    -------
                                                                (14.6)      41.4
                                                              -------    -------
Other related period costs incurred:
   Employee relocation; equipment relocation
      and installation and other...........................      11.8        3.2
   Transitional fees related to outsourcing arrangements...         -        4.9
   Package redesign........................................       4.0        2.0
                                                              -------    -------
                                                                 15.8       10.1
                                                              -------    -------
      Charges included in continuing operations............       1.2      181.0
      Loss on sale of discontinued operations..............      22.5       58.2
                                                              -------    -------
                                                              $  23.7    $ 239.2
                                                              =======    =======

         At December 29, 1996, the net realizable value of the remaining inventory written-down as part of the restructuring and asset impairment charges was approximately $37.3 million. During 1997, this inventory, a portion of which was product of discontinued operations, was sold for amounts substantially equivalent to its net carrying value.

         As further discussed in Note 15 of Notes to Consolidated Financial Statements, during the fourth quarter of 1996, the Company charged SG&A expense for increases of $9.0 million in environmental reserves and $12.0 million in litigation reserves. In the fourth quarter of 1996, the Company performed a comprehensive review of all environmental exposures in an attempt by the then new senior management team to accelerate the resolution and settlement of environmental claims. As a result, upon the conclusion of the review, the Company recorded additional environmental reserves of $9.0 million in the fourth quarter of 1996. The litigation charge of $12.0 million was recorded due to an unfavorable court ruling in January 1997, which held that the Company was liable for environmental remediation costs related to the operations of a successor company. As a result of this ruling, the Company provided for this liability in the fourth quarter of 1996. In 1997, this case was settled and, as a result, $8.1 million of the charge was reversed into income, primarily in the fourth quarter of 1997.

         As described in Note 8 of Notes to Consolidated Financial Statements, the Company also charged $7.7 million to SG&A expenses in 1996 for compensation costs associated with restricted stock awards and other costs related to the employment of the then new senior management team.

         During the first, second, third and fourth quarters of 1997, approximately $0.5 million, $4.5 million, $1.5 million and $21.5 million, respectively, of pre-tax liabilities provided in prior years and determined to be no longer required were reversed and taken into income. These amounts were primarily related to the litigation reserve ($8.1 million) discussed above, inventory valuation allowances ($7.0 million), cooperative advertising allowances ($5.4 million), liabilities for exiting of facilities and plant consolidations provided for prior to 1996 ($3.5 million) and consulting fee accruals ($1.3 million). These liabilities were provided for by the Company, principally in 1996, based upon its best available estimate at the time of the probable liabilities. When information became available that the amounts provided were in excess of what was required, the Company appropriately reduced the applicable reserves and recorded increases in Net Sales ($5.4 million), reductions in Cost of Goods Sold ($10.5 million) and reductions in SG&A expenses ($12.1 million).

         Additionally, effective in the second quarter of fiscal 1997, the Company changed its method of accounting to capitalize manufacturing supplies inventories, whereas, previously these inventories were charged to operations when purchased. This change reduced Cost of Goods Sold in fiscal 1997 by $2.8 million.

RESULTS OF OPERATIONS FOR 1997 COMPARED TO 1996

         Net sales for 1997 were $1,073.1 million, an increase of $88.9 million or 9% over 1996. After excluding: (i) $4.2 million and $30.8 million in 1997 and 1996, respectively, related to divested product lines which are not classified as discontinued operations (time and temperature products, decorative bedding and Counselor and Borg branded scales), (ii) $31.3 million of sales in 1997 of discontinued inventory which resulted primarily from the reduction of SKU's as part of the 1996 restructuring plan and for which the inventory carrying value was substantially equivalent to the sales value, and (iii) a $5.4 million benefit from the reduction of cooperative advertising accruals no longer required in 1997, Adjusted Sales increased 8% over the prior year to $1,032.2 million from $953.4 million in 1996.

         Adjusted Sales, on a worldwide basis, increased during 1997 primarily from new product introductions, expanded distribution (particularly with the Company's top ten customers), international geographic expansion and increased inventory positions at certain customers. Adjusted Sales growth was approximately 19% for appliances and approximately 12% in outdoor cooking. Adjusted Sales for health products increased approximately 5% while Adjusted Sales of personal care products and blankets decreased approximately 13% during 1997.

         Sales increases in appliances of approximately $69 million, were driven by new products, such as re-designed blenders and mixers, coffeemakers, irons, deep fryers and toasters, coupled with increased distribution with large national mass retailers, combined with higher inventory levels at certain customers. Sales of outdoor cooking products increased approximately $30 million in 1997 attributed to increased merchandising and advertising programs, new distribution and higher inventory levels at certain customers. During 1997, the Company lost a significant portion of its outdoor cooking products distribution, including the majority of its grill accessory products distribution. Accessories, which accounted for just over 10% of the outdoor cooking sales volume in 1997, generate significantly better margins than the average margins on sales of grills. These distribution changes are expected to adversely impact outdoor cooking sales and margins in the future, until such time as the distribution is regained.

         Sales of personal care products and blankets suffered during the fourth quarter of 1997 as a result of lower than expected retail sell through of electric blankets in key northern markets in late 1997 coupled with the inability to service demand for king and queen sized blankets due to shortages of blanket shells. This resulted in a sales decline of approximately $25 million as compared with the prior year. The Company shifted to a more level production for blankets in 1998 in order to more adequately service the seasonal demand for bedding products. Sales of health products as well as personal care and bedding products were impacted by increased inventory positions at customers in 1997.

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

         Excluding the effect of: (i) charges to Cost of Goods Sold related to the restructuring plan in 1996 ($60.8 million), (ii) the benefit of reducing reserves no longer required in 1997 ($15.9 million), and (iii) the benefit in 1997 of capitalizing manufacturing supplies inventories ($2.8 million), gross margin as a percent of Adjusted Sales would have been approximately 22% in 1997, an improvement of approximately 6 percentage points from 16% in 1996. This increase reflects the results of lower overhead spending, improved factory utilization and labor cost benefits resulting from the Company's restructuring plan, coupled with reductions in certain materials costs. The lower overhead spending resulted from a reduction in the number of facilities operated by the Company. With fewer facilities used for production purposes, the capacity of the remaining plants was more fully utilized. The labor cost benefits were realized principally from shifting production to Mexico. In addition, a broad based program to obtain lower costs for materials contributed to the 1997 margin improvement.

         Excluding the impact of: (i) the restructuring and asset impairment period costs to SG&A expense in 1997 ($15.8 million) and 1996 ($10.1 million),
(ii) the 1996 charges for the environmental accrual ($9.0 million), litigation accrual ($12.0 million), and restricted stock grant compensation ($7.7 million), and (iii) the 1997 benefit from the reversal of reserves no longer required ($12.1 million), SG&A expense improved to 14% of Adjusted Sales in 1997, down 5 percentage points from 19% in 1996. This improvement was partially the result of benefits from the consolidation of six divisional and regional headquarters into one corporate headquarters and one administrative operations center, reduced staffing levels, a reduction in the number of warehouses, and Company-wide cost control initiatives. Higher expenditures in 1996 for market research, new packaging and other discretionary charges and higher bad debt expenses associated with certain of the Company's customers also contributed to the decrease in SG&A expenses from 1996 to 1997. The expense for doubtful accounts and cash discounts was $17.3 million in 1997 as compared to $27.1 million in 1996. The principal factor in the decrease in bad debt expenses during this period was the acceleration of the consolidation of the U.S. retail industry and the related competitive environment, which resulted in a number of troubled retailers and related bankruptcies during 1996. This resulted in the significant amount of bad debt write-offs ($19.9 million) in 1996.

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

         The 1997 effective income tax rate for continuing operations was higher than the federal statutory income tax rate primarily due to state taxes plus the effect of foreign earnings and dividends taxed at other rates and the increase to the valuation reserve for deferred tax assets, offset in part by the reversal of tax liabilities no longer required. In the fourth quarter of 1997, the Company increased the valuation allowance by $23.2 million reflecting management's assessment that it was more likely than not that the deferred tax asset will not be realized through future taxable income. Of this amount, $18.9 million related to deferred tax assets, the majority of which was recognized as a benefit in the first three quarters of 1997. The remainder related to minimum pension liabilities and was therefore recorded as an adjustment to shareholders' equity. This assessment was made as a result of the significant leverage undertaken by the Company as part of the acquisitions and the significant decline in net sales and earnings from anticipated levels during the fourth quarter of 1997 and the first quarter of 1998. For 1996, the effective income tax rate for continuing operations equaled the federal statutory income tax rate.

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

         The Company's discontinued furniture business, which was sold in March 1997, had revenues of $51.6 million in the first quarter of 1997 prior to the sale and nominal earnings. In 1996, the discontinued furniture business had net income of $0.8 million on revenues of $227.5 million and an estimated loss on disposal of the business of $39.1 million, net of applicable income tax benefits. The sale of the Company's furniture business assets (primarily inventory, property, plant and equipment) was completed in March 1997. The Company received $69.0 million in cash, retained approximately $50.0 million in accounts receivable and retained certain liabilities related to the furniture business. The final purchase price for the furniture business was subject to a post-closing adjustment based on the terms of the asset purchase agreement and in the first quarter of 1997, after completion of the sale, the Company recorded an additional loss on disposal of $22.5 million pre-tax. Although the discontinued furniture business was profitable, net income had declined from $21.7 million in 1994 to $0.8 million in 1996. This decline, along with the Company's announcement that it intended to divest this line of business contributed to the loss on the sale. See discussion of restructuring and asset impairment (benefit) charges in Note 12 and discontinued operations in Note 13 of Notes to Consolidated Financial Statements for further information regarding sale of the furniture business.

SUMMARY OF (LOSS) EARNINGS FROM CONTINUING OPERATIONS

         A reconciliation of operating (loss) earnings to adjusted (loss) earnings from continuing operations for 1998, 1997 and 1996, on a comparable basis follows (in millions):

                                                                                      1998         1997        1996
                                                                                   ---------    ---------   ---------
Operating (loss) earnings, as reported..........................................   $  (670.0)   $   104.1   $  (244.5)
Add (deduct):
  Loss from acquisitions........................................................       124.8            -           -
  Issuance of warrants to M&F...................................................        70.0            -           -
  Restructuring, asset impairment and related charges...........................           -          1.2       181.0
  Fixed asset and inventory charges.............................................       128.4            -           -
  Environmental reserve increase principally related to divested operations.....           -            -         9.0
  Litigation reserve increase relating to divested operation....................           -            -        12.0
  Restricted stock and other management compensation/severance..................        34.4            -         7.7
  Reversals of accruals no longer required......................................        (5.9)       (28.0)          -
  Capitalization of manufacturing supplies inventories..........................           -         (2.8)          -
  Restatement related expenses..................................................        20.4            -           -
  Year 2000 and systems initiatives expenses....................................         6.1            -           -
  Change in fiscal year-end effect and office relocation expense................         5.5            -           -
                                                                                   ---------    ---------   ---------
 Adjusted operating (loss) earnings from continuing operations before income
       taxes, minority interest and extraordinary charge........................      (286.3)        74.5       (34.8)
   Interest expense.............................................................       131.1         11.4        13.6
   Other (income) expense, net..................................................        (4.8)           -         3.7
                                                                                   ---------    ---------   ---------
Adjusted (loss) earnings from continuing operations before income taxes and
       minority interest........................................................      (412.6)        63.1       (52.1)
   Adjusted income tax (benefit) expense........................................       (10.1)        56.3       (18.2)
   Minority interest............................................................       (10.7)           -           -
                                                                                   ---------    ---------   ---------
Adjusted (loss) earnings from continuing operations.............................   $  (391.8)   $     6.8   $   (33.9)
                                                                                   =========    =========   =========

         After consideration of the adjustments above, 1998 and 1996 results from continuing operations reflect losses and 1997 continuing operations are marginally profitable. Due to a variety of factors, including increased inventory positions at certain customers and manufacturing and sourcing activities during 1997 and the first half of 1998 which increased the Company's inventory position, the results for each of 1998 and 1997 are not indicative of future results. Results for 1999 are expected to be impacted by the continuing effects of the Company's excess inventory position, as well as costs related to Year 2000 compliance efforts.

FOREIGN OPERATIONS

         Approximately 80% of the Company's business is conducted in U.S. dollars (including both domestic sales, U.S. dollar denominated export sales, primarily to certain Latin American markets, Asian sales and the majority of European sales). The Company's non-U.S. dollar denominated sales are made principally by subsidiaries in Europe, Canada, Japan, Latin America and Mexico. Mexico reverted to a hyperinflationary status for accounting purposes in 1997; therefore, translation adjustments related to Mexican net monetary assets are included as a component of net (loss) earnings. Mexico is not considered hyperinflationary as of January 1, 1999. This change in Mexico's hyperinflationary status is not expected to have a material effect on the Company's financial results. Translation adjustments resulting from the Company's non-U.S. denominated subsidiaries have not had a material impact on the Company's financial condition, results of operations or cash flows.

         While revenues generated in Asia have traditionally not been significant, economic instability in this region is expected to have a negative effect on earnings. Economic instability and the political environment in Latin America have also affected sales in that region. It is anticipated that sales in and exports to these regions will continue to decline so long as the economic environments in those regions remain unsettled.

         On a limited basis, the Company selectively uses derivatives (foreign exchange option and forward contracts) to manage foreign exchange exposures that arise in the normal course of business. No derivative contracts are entered into for trading or speculative purposes. The use of derivatives has not had a material impact on the Company's financial results. (See Note 4 of Notes to Consolidated Financial Statements).

EXPOSURE TO MARKET RISK

QUALITATIVE INFORMATION

         The Company uses a variety of derivative financial instruments to manage its foreign currency and interest rate exposures. The Company does not speculate on interest rates or foreign currency rates. Instead, it uses derivatives when implementing its risk management strategies to reduce the possible effects of these exposures.

         With respect to foreign currency exposures, the Company is most vulnerable to changes in rates between the United States dollar/Japanese yen, Canadian dollar, German deutschmark, Mexican peso and Venezuelan bolivar exchange rates. The Company principally uses forward and option contracts to reduce risks arising from firm commitments, intercompany sales transactions and intercompany receivable and payable balances. The Company generally uses interest rate swaps to fix certain of its variable rate debt. The Company manages credit risk related to these derivative contracts through credit approvals, exposure limits and threshold amounts and other monitoring procedures.

QUANTITATIVE INFORMATION

         Set forth below are tabular presentations of certain information related to Sunbeam's investments in market risk sensitive instruments. All of the instruments set forth in the following tables have been entered into by the Company for purposes other than trading purposes.

INTEREST RATE SENSITIVITY

          The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations.

         For debt obligations, the table presents principal cash flows by expected maturity date and related (weighted) December 31, 1998 average interest rates. Included in the debt position are the Debentures, which carry no intervening cash flows but mature in 2018. For interest rate swaps, the table presents notional amounts and weighted average interest rates for the contracts at the current time. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                                                                       EXPECTED MATURITY DATE
                                                                       ----------------------
                                   DECEMBER 31,                                                    THERE-                FAIR
                                       1998     1999       2000      2001      2002       2003     AFTER     TOTAL     VALUE(1)
                                       ----     ----       ----      ----      ----       ----     -----     -----     --------
                                                                     (US$ Equivalent in Millions)
Domestic Liabilities:
   Debentures(2)................     $  779      $--     $   --      $ --       $--       $ --     $2,014   $2,014       $  240
   Other........................         80       71          1         1         1          1          5       80           79
                                     ------      ---     ------      ----       ---       ----     ------   ------       ------
   Total fixed rate debt (US$)..        859       71          1         1         1          1      2,019    2,094          319
     Average interest rate......       5.64%
   Variable rate debt (US$).....     $1,357      $ 3     $1,354(3)   $ --       $--       $ --     $   --   $1,357       $1,357
     Average interest rate......       8.47%
Interest rate derivatives:
  Interest rate swaps:
     Variable to fixed (US$)....     $  325      $--     $   --      $150       $--       $175     $   --   $  325       $   (7)
     Average pay rate...........       5.70%
     Average receive rate.......       5.21%

(1)      The fair value of fixed rate debt is estimated using either reported transaction values or discounted cash flow analysis.
         The carrying value of variable rate debt is assumed to approximate market value based on the periodic adjustments of the interest rates to the current market rates in accordance with the terms of the agreements. The fair value of the interest rate swaps is based on estimates of the cost of terminating the swaps.
(2)      The total amount of Debentures maturing in future periods exceeds the balance as of December 31, 1998 due to the accretion of the Debentures. See Note 3 of Notes to Consolidated Financial Statements.
(3)      Represents New Credit Facility debt. See Item 7 - "Liquidity and Capital Resources" and Note 3 of Notes to Consolidated
         Financial Statements.

EXCHANGE RATE SENSITIVITY

         The table below provides information about Sunbeam's derivative financial instruments, other financial instruments and forward exchange agreements by functional currency and presents such information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency variable rate credit lines, foreign currency forward exchange agreements and foreign currency purchased put option contracts. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For foreign currency forward exchange agreements and foreign currency put option contracts, the table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

                                                                 DECEMBER 31,          FAIR
                                                                    1998(1)            VALUE
                                                                 ------------          -----
                                                                 (US$ Equivalent in Millions)
On Balance Sheet Financial Instruments
US$ Functional Currency
   Short-term debt:
      Variable rate credit lines (Europe, Japan and Asia).......      $45.8            $45.8
      Weighted average interest rate............................        2.8%
US$ Functional Currency
Forward Exchange Agreements
   (Receive US$/pay DM)
      Contract amount...........................................      $12.0            $12.2
      Average contractual exchange rate.........................       1.62
   (Receive US$/pay JPY)
      Contract amount...........................................      $14.9            $14.2
      Average contractual exchange rate.........................     116.11
    (Receive US$/pay GBP)
      Contract amount...........................................      $ 4.0            $ 4.1
      Average contractual exchange rate.........................       1.68
Purchased Put Option Agreements
   (Receive US$/pay DM)
      Contract amount...........................................      $18.4            $ 0.1
      Average strike price......................................       1.80
   (Receive US$/pay JPY)
      Contract amount...........................................      $12.4            $ 0.2
      Average strike price......................................      125.0
   (Receive US$/pay GBP)
      Contract amount...........................................      $ 1.5            $  --
      Average strike price......................................       1.62

(1) None of the instruments listed in the table have maturity dates beyond 1999.

EURO CONVERSION

         On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (the "Euro"). The transition period for the introduction of the Euro is between January 1, 1999 and January 1, 2002. The Company has been preparing for the introduction of the Euro and continues to evaluate and address the many issues involved, including the conversion of information technology systems, recalculating currency risk, strategies concerning continuity of contracts, and impacts on the processes for preparing taxation and accounting records. Based on the work to date, the Company believes the Euro conversion will not have a material impact on its results of operations.

SEASONALITY

         Sunbeam's sales, prior to the acquisitions, have not traditionally exhibited substantial seasonality; however, sales have been strongest during the fourth quarter of the calendar year. Additionally, sales of outdoor cooking products are strongest in the first half of the year, while sales of appliances, personal care and blanket products are strongest in the second half of the year. After considering the seasonality of the acquired entities, Sunbeam's consolidated sales are not expected to exhibit substantial seasonality; however, sales are expected to be strongest during the second quarter of the calendar year. Furthermore, sales of a number of products, including warming blankets, vaporizers, humidifiers, grills, First Alert products, camping and generator products may be impacted by unseasonable weather conditions.

LIQUIDITY AND CAPITAL RESOURCES

         In order to finance the acquisition of Coleman, First Alert and Signature Brands and to refinance substantially all of the indebtedness of the Company and the three acquired entities, the Company consummated an offering of Debentures at a yield to maturity of 5% (approximately $2,014 million principal amount at maturity) in March 1998, which resulted in approximately $730 million of net proceeds and entered into the New Credit Facility.

         The Debentures are exchangeable for shares of the Company's common stock at an initial conversion rate of 6.575 shares for each $1,000 principal amount at maturity of the Debentures, subject to adjustment upon occurrence of certain events. The Debentures are subordinated in right of payment to all existing and future senior indebtedness of the Company. The Debentures are not redeemable by the Company prior to March 25, 2003. On or after such date, the Debentures are redeemable for cash with at least 30 days notice, at the option of the Company. The Company is required to purchase Debentures at the option of the holder as of March 25, 2003, March 25, 2008 and March 25, 2013, at purchase prices equal to the issue price plus accrued original discount to such dates. The Company may, at its option, elect to pay any such purchase price in cash or common stock or any combination thereof. The Company was required to file a registration statement with the SEC to register the Debentures by June 23, 1998. This registration statement was filed on February 4, 1999 and the SEC has not declared the registration statement effective. Sunbeam's failure to file the registration statement by June 23, 1998 did not constitute default under the terms of the Debentures. As part of the normal review process by the SEC, a number of comments have been made by the staff of the division of Corporation Finance relating to the registration statement and the restated 1996 and 1997 financial statements included therein. The Company expects to resolve these comments when it files an amendment to the registration statement. From June 23, 1998 until the registration statement is declared effective, the Company is required to pay to the Debenture holders cash liquidated damages accruing, for each day during such period, at a rate per annum equal to 0.25% during the first 90 days and 0.50% thereafter multiplied by the total of the issue price of the Debentures plus the original issue discount thereon on such day. The Company made its first payment of approximately $0.5 million to the Debenture holders on September 25, 1998 and an additional $2.0 million was paid on March 25, 1999.

         Concurrent with the acquisitions, the Company replaced its $250 million syndicated unsecured five-year revolving credit facility with the New Credit Facility. The New Credit Facility provided for aggregate borrowings of up to $1.7 billion. As a result of operating losses incurred in fiscal 1998, among other things, the Company was not in compliance with certain covenants set forth in the New Credit Facility. The Company and its lenders entered into agreements as of June 30, 1998, October 19, 1998 and April 10, 1999, in each case providing for waivers of compliance with such covenants under the New Credit Facility. Effective April 15, 1999, Sunbeam and its lenders entered into an agreement which waived compliance with such covenants through April 10, 2000 and provided for new financial covenants. The following description of the New Credit Facility reflects the terms of the New Credit Facility as amended through April 15, 1999.

         The New Credit Facility provided for aggregate borrowings of up to $1.7 billion pursuant to: (i) a revolving credit facility in an aggregate principal amount of up to $400.0 million maturing March 30, 2005 ($52.5 million of which may only be used to complete the Coleman merger if the Coleman merger is not completed prior to August 31, 1999); (ii) $800.0 million in term loans maturing on March 30, 2005 (of which $35.0 million may only be used to complete the Coleman merger) and (iii) a $500.0 million term loan maturing September 30, 2006. As of December 31, 1998, approximately $1.4 billion was outstanding and approximately $0.3 billion was available for borrowing under the New Credit Facility.

         Pursuant to the New Credit Facility, interest accrues, at the Company's option: (i) at the London Interbank Offered Rate ("LIBOR") or (ii) at the base rate of the administrative agent which is generally the higher of the prime commercial lending rate of the administrative agent or the Federal Funds Rate plus 0.50%, in each case plus an agreed upon interest margin which is currently 3.75% for LIBOR borrowings and 2.50% for base rate borrowings. The applicable interest margin is subject to downward adjustment upon the occurrence of certain events. Borrowings under the New Credit Facility are secured by a pledge of the stock of the Company's material subsidiaries, including Coleman, and by a security interest in substantially all of the assets of Sunbeam and its material domestic subsidiaries, other than Coleman and its material subsidiaries except as described below. Currently, Coleman's inventory and related assets are pledged to secure its obligations for letters of credit issued for its account under the New Credit Facility. Additionally, as security for Coleman's note payable to the Company, Coleman pledged substantially all of its domestic assets, other than real property, including 66% of the stock of its direct foreign subsidiaries and domestic holding companies for its foreign subsidiaries, and all of the stock of its other direct domestic subsidiaries (but not the assets of Coleman's subsidiaries). The pledge runs in favor of Sunbeam's lending banks, to which the Coleman note has been pledged as security for Sunbeam's obligations to them. Upon completion of the Coleman merger, substantially all of Coleman's assets and the assets of Coleman's domestic subsidiaries will be pledged to secure the obligations under the New Credit Facility. In addition, borrowings under the New Credit Facility are guaranteed by a number of the Company's wholly owned material domestic subsidiaries and these subsidiary guarantees are secured as described above. Upon completion of the Coleman merger, Coleman and each of its United States subsidiaries will become guarantors of the obligations under the New Credit Facility. To the extent borrowings are made by any subsidiaries of the Company, the obligations of such subsidiaries are guaranteed by the Company.

         The New Credit Facility contains covenants customary for credit facilities of a similar nature, including limitations on the ability of Sunbeam and its subsidiaries, including Coleman, to, among other things, (i) declare dividends or repurchase stock, (ii) prepay, redeem or repurchase debt, incur liens and engage in sale-leaseback transactions, (iii) make loans and investments, (iv) incur additional debt, (v) amend or otherwise alter material agreements or enter into restrictive agreements, (vi) make capital and year 2000 compliance expenditures, (vii) engage in mergers, acquisitions and asset sales,
(viii) engage in certain transactions with affiliates, (ix) settle certain litigation, (x) alter its cash management system and (xi) alter the businesses they conduct. Sunbeam is also required to comply with specified financial covenants and ratios. The New Credit Facility provides for events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenant, cross-defaults, bankruptcy, material adverse change arising from compliance with ERISA, material adverse judgments, entering into guarantees and change of ownership and control. It is also an event of default under the New Credit Facility if Sunbeam's registration statement in connection with the Coleman merger is not declared effective by the SEC on or before October 30, 1999 or if the merger does not occur within 25 business days of the effectiveness of the registration statement or if the cash consideration (including any payments on account of the exercise of any appraisal rights, but excluding related legal, accounting and other customary fees and expenses) to consummate the Coleman merger exceeds $87.5 million. Although there can be no assurance, the Company anticipates that it will satisfy these conditions. Unless waived by the bank lenders, the failure to satisfy these requirements (as with the occurrence of any other event of default) would permit the bank lenders to accelerate the maturity of all outstanding borrowings under the New Credit Facility. The New Credit Facility also includes provisions for the deferral of the 1999 scheduled term loan payments of $69.3 million, subject to delivery of certain collateral documents and the filing of an amendment to the Company's registration statement on Form S-4 relating to the Coleman merger. If these conditions are met, and there are no events of default, the scheduled loan payments will be extended until April 10, 2000. The Company anticipates that it will satisfy these conditions and, accordingly, has classified these amounts as long-term in the Consolidated Balance Sheet.

         As of December 31, 1998, the Company had cash and cash equivalents of $61.4 million, working capital excluding cash and cash equivalents of $427.1 million and total debt of $2.3 billion. Cash used in operating activities during 1998 was $190.4 million compared to $6.0 million used in operating activities in 1997. This change is primarily attributable to lower earnings after giving effect to non-cash charges partially offset by improvements in working capital. During 1998, $184.2 million in cash was generated by reducing receivables, including the effects of the securitization program described below, and reducing inventories, which was partially offset by a $68.2 million reduction in accounts payable levels. In the fourth quarter of 1998, cash provided by operating activities totaled $34.3 million, principally due to cash generated by reducing receivables and inventories of $181.9 million, partially offset by the previously discussed reduction in earnings. The decrease in cash provided by operations from 1996 to 1997 is primarily attributable to increased inventory levels in 1997 and spending in 1997 related to the restructuring initiatives accrued for in 1996, largely offset by an increase in cash generated by earnings in 1997 and an income tax refund (net of payments) in 1997. Cash used in operating activities reflects proceeds of $200.0 million in 1998 and $58.9 million in 1997 from the Company's revolving trade accounts receivable securitization program, as more fully described below.

         Cash used in investing activities in 1998 reflects $522.4 million for the acquisitions. In 1997, cash provided by investing activities reflected $91.0 million in proceeds from the sales of divested operations and other assets. Capital spending totaled $53.7 million in 1998 and was primarily for manufacturing efficiency initiatives, equipment and tooling for new products, and management information systems hardware and software licenses. The new product capital spending principally related to the air and water filtration products which were discontinued in the second quarter of 1998, electric blankets, grills, clippers and appliances. Capital spending in 1997 was $60.5 million and was primarily attributable to manufacturing capacity expansion, cost reduction initiatives and equipment to manufacture new products. The new product capital spending in 1997 principally related to appliances and included costs related to blenders, toasters, stand mixers, slow cookers and a soft serve ice cream product. Capital spending in 1996 was $75.3 million (including $14.5 million related to the discontinued furniture business) and was primarily attributable to equipment for new product development and cost reduction initiatives. The Company anticipates 1999 capital spending to be approximately 3% of net sales, primarily related to new product introductions, capacity additions, certain facility rationalization initiatives and systems hardware and software. As discussed above, the Company's capital and Year 2000 compliance expenditures are limited under the terms of the New Credit Facility.

         Cash provided by financing activities totaled $766.2 million in 1998 and reflects the net proceeds from the sale of Debentures of $729.6 million, the cancellation and repayment of all outstanding balances under the Company's $250 million September 1996 revolving credit facility, the repayment of certain debt acquired with the acquisitions, the early extinguishment of the $75.0 million Hattiesburg industrial revenue bond and net borrowings under the New Credit Facility. In addition, cash provided by financing activities during 1998 includes $19.6 million of proceeds from the exercise of stock options. During 1997, cash provided by financing activities of $16.4 million reflects net borrowings of $5.0 million under the Company's September 1996 revolving credit facility, $12.2 million of debt repayments related to the divested furniture business and other assets sold and $26.6 million in cash proceeds from the exercise of stock options. In 1996, cash provided by financing activities of $45.3 million was primarily from increased revolving credit facility borrowings of $30.0 million to support working capital and capital spending requirements, $11.5 million in new issuances of long-term debt and $4.6 million in proceeds from the sale of treasury shares to certain executives of the Company.

         In December 1997, the Company entered into a revolving trade accounts receivable securitization program, which as amended expires in March 2000, to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable, up to a maximum of $70 million. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables. For the year ended December 31, 1998, the Company had sold approximately $200 million of accounts receivable under this program. At December 31, 1998, the Company had reduced accounts receivable by $20.0 million for receivables sold under this program. The Company expects to continue the securitization program to finance a portion of its accounts receivable. See Note 5 of Notes to Consolidated Financial Statements.

         At December 31, 1998, standby and commercial letters of credit aggregated $82.3 million and were predominately for insurance, pension, environmental, workers' compensation, and international trade activities. In addition, as of December 31, 1998, surety bonds with a contract value of $26.5 million were outstanding largely as a result of litigation judgements that are currently under appeal.

         For additional information relating to the Debentures, the New Credit Facility and the repayment of certain debt, see Note 3 of Notes to Consolidated Financial Statements.

         The Company expects to acquire the remaining equity interest in Coleman pursuant to a merger transaction in which the existing Coleman minority shareholders will receive 0.5677 share of the Company's common stock and $6.44 in cash for each share of Coleman common stock outstanding. In addition, unexercised options under Coleman's stock option plans will be cashed out at a price per share equal to the difference between $27.50 and the exercise price of such options. The Company expects to issue approximately 6.7 million shares of common stock and expend approximately $87 million in cash, including cash paid to option holders, to complete the Coleman transaction. (See Notes 2 and 15 of Notes to Consolidated Financial Statements.) Although there can be no assurance, it is anticipated that the Coleman merger will occur in the second half of fiscal 1999.

         The Company is a party to various environmental proceedings, substantially all related to previously divested operations and to Coleman sites. In management's opinion, the ultimate resolution of these environmental matters will not have a material adverse effect upon the Company's financial condition, results of operations or cash flows. See Note 15 of Notes to Consolidated Financial Statements.

         The Company believes its borrowing capacity under the New Credit Facility, cash flow from the combined operations of the Company and its acquired companies, existing cash and cash equivalent balances, and its receivable securitization program will be sufficient to support working capital needs, capital and Year 2000 compliance spending, and debt service through April 10, 2000. However, if the Company is unable to obtain a further waiver of the covenant and ratio requirements prior to April 10, 2000, the Company expects it would, at that time, be in default of the requirements under the New Credit Facility and, as noted above, the lenders could then require the repayment of all amounts then outstanding under the New Credit Facility.

         By letter dated June 17, 1998, the staff of the Division of Enforcement of the SEC advised the Company that it was conducting an informal inquiry into the Company's accounting policies and procedures and requested that the Company produce certain documents. On July 2, 1998, the SEC issued a Formal Order of Private Investigation, designating officers to take testimony and pursuant to which a subpoena duces tecum was served on the Company requiring the production of certain documents. On November 4, 1998, the Company received another SEC subpoena duces tecum requiring the production of further documents. The Company has provided numerous documents to the SEC staff and continues to cooperate fully with the SEC staff. The Company cannot predict the term of such investigation or its potential outcome.

         The Company is involved in significant litigation, including class and derivative actions, relating to events which led to the restatement of its consolidated financial statements, the issuance of the M&F warrants, the sale of the Debentures and the employment agreements, attorney fees and expenses of Messrs. Dunlap and Kersh. The Company intends to vigorously defend each of the actions, but cannot predict the outcome and is not currently able to evaluate the likelihood of the Company's success in each case or the range of potential loss. However, if these actions were determined adversely to the Company, such judgements would have a material adverse effect on the Company's financial position, results of operations and cash flows. Additionally, the Company's insurance carriers have filed various suits requesting a declaratory judgement that the directors' and officers' liability insurance policies for excess coverage was invalid and/or had been properly cancelled by the carriers or have advised the Company of their intent to deny coverage under such policies. The Company intends to pursue recovery from all of its insurers if damages are rewarded against the Company or its indemnified officers and/or directors under any of the foregoing actions. The Company's failure to obtain such insurance recoveries following an adverse judgement against the Company on any of the foregoing actions could have a material adverse effect on the Company's financial position, results of operations and cash flows.

         The Company and its subsidiaries are also involved in various lawsuits from time to time that the Company considers to be ordinary routine litigation incidental to its business. In the opinion of the Company, the resolution of these routine matters, and of certain matters relating to prior operations, individually or in the aggregate, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

         For additional information relating to litigation, see also Item 3 - "Legal Proceedings."

NEW ACCOUNTING STANDARDS

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company will adopt SOP 98-1 on January 1, 1999. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows. Actual charges incurred due to systems projects may be material.

         In April 1998, the AICPA issued Statement of Position 98-5, REPORTING ON THE COST OF START-UP ACTIVITIES ("SOP 98-5"). SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company will adopt SOP 98-5 beginning January 1, 1999. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

         In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires the recognition of all derivatives in the Consolidated Balance Sheets as either assets or liabilities measured at fair value. The Company will adopt SFAS No. 133 for the 2000 fiscal year. The Company has not yet determined the impact SFAS No. 133 will have on its consolidated financial position, results of operations or cash flows.

YEAR 2000 READINESS DISCLOSURE

         The Company is preparing for the impact of the Year 2000 on its operations. Year 2000 issues could include potential problems in the information technology ("IT") and non-IT systems that the Company uses in its operations and problems in the Company's products. Year 2000 system failures could affect routine but critical operations such as forecasting, purchasing, production, order processing, inventory control, shipping, billing and collection. In addition, system failures could affect the Company's security, payroll operations, or employee safety. The Company may also be exposed to potential risks from third parties with whom the Company interacts who fail to adequately address their own Year 2000 issues.

SUNBEAM'S APPROACH TO YEAR 2000 ISSUES

         While the Company's Year 2000 readiness planning has been underway for over one year, during the third quarter of 1998 the Company established a cross-functional project team consisting of senior managers, assisted by three external consulting firms which were retained to provide consulting services and to assist the Company in implementing its Year 2000 strategy. This team is sponsored by the Company's Chief Financial Officer who reports directly to the Company's Chief Executive Officer on this issue. The Audit Committee of the Board of Directors is advised periodically on the status of the Company's Year 2000 readiness program.

         The Year 2000 project team has developed a phased approach to identify and resolve Year 2000 issues with many of these activities conducted in parallel. The Company's approach and the anticipated timing of each phase are described below.

         PHASE 1 - INVENTORY AND ASSESSMENT: During the first phase of Sunbeam's Year 2000 readiness program, the Company established a Year 2000 Program Management Office ("PMO") to centralize the management of all of the Company's Year 2000 projects. Through this office, the Company developed a corporate-wide, uniform strategy for assessing and addressing the Year 2000 issues.

         The Company has completed an inventory of its hardware and software systems, manufacturing equipment, electronic data interchange, telecommunications and other technical assets potentially subject to Year 2000 problems, such as security systems and controls for lighting, air conditioning, ventilation and facility access. This inventory was then entered into the Company's Year 2000 database along with a determination of the item's level of criticality to operations. For those inventory items anticipated to have a significant effect on the business if not corrected, the Company's Year 2000 program envisions repair or replacement and testing of such items. All information relative to each item is being tracked in the Company's Year 2000 database. The Company completed most of this phase during the third and fourth quarters of 1998. The Company has completed a review of the readiness of embedded microprocessors in its products and determined that none of the Company's products have Year 2000 date sensitive systems.

         PHASE 2 - CORRECTION AND TESTING: The second phase of Sunbeam's Year 2000 readiness program is structured to replace, upgrade or remediate (as necessary) those items identified during Phase 1 as requiring corrective action.

         Sunbeam relies on its IT functions to perform many tasks that are critical to its operations. Significant transactions that could be impacted by not being ready for any Year 2000 issues include, among others, purchases of materials, production management, order entry and fulfillment, and payroll processing. Systems and applications that have been identified by Sunbeam to date as not currently Year 2000 ready and which are critical to Sunbeam's operations include its financial software systems, which process the order entry, purchasing, production management, general ledger, accounts receivable, and accounts payable functions, payroll applications, and critical applications in the Company's manufacturing and distribution facilities, such as warehouse management applications. In 1997, the Company began implementing a uniform international business and accounting information system to improve internal reporting processes. Based upon representations from the manufacturer that the current version of this uniform information system is Year 2000 ready, the Company has been actively upgrading its business sites that currently utilize this uniform system to the Year 2000 ready version. A small number of other Company business locations are replacing their current non-Year 2000 ready systems with this new uniform system.

         The Company is also actively replacing and/or upgrading legacy business systems that are not Year 2000 ready, including those that use localized business system packages which were not candidates to be replaced by the uniform business and accounting information system. With respect to the Company's non-IT systems (for example, time and attendance, security, and in-line manufacturing hardware) the Company is actively analyzing these items to assess any Year 2000 issues. To date, no material issues have been discovered, and the Company will continue to review, test and correct, if necessary, such items.

         Sunbeam plans to complete the corrective work described above with respect to its systems by the second quarter of 1999 with final testing and implementation of such systems occurring in the second and third quarters of 1999.

         PHASE 3 - CUSTOMERS, SUPPLIERS AND BUSINESS PARTNERS: The third phase of Sunbeam's Year 2000 readiness program which was initiated during the third and fourth quarters of 1998 is designed to assess and interact with the Company's customers, suppliers, and business partners. As part of this effort, the Company surveyed 1,100 vendors and suppliers determined to be critical to the Company. Based on the survey, the Company believes that there is only a low to medium risk of Year 2000 issues for approximately one-third of its vendors; however, a small number of vendors have been identified as high risk (less than 3%) and almost two-thirds of the vendors did not respond fully to the survey. The Company will continue its vendor evaluation and assessment process through 1999, including direct contact with high and medium risk vendors and vendors who have not responded fully to the Company's survey. The Company has not independently verified the responses of vendors and does not anticipate undertaking such independent verification process.

         Beginning in the second quarter of 1999, Sunbeam will also contact its major customers to confirm their preparations for Year 2000 issues. The Company has already responded to numerous customer inquiries and believes that all of the Company's major customers have established programs to deal with Year 2000 issues. In order to improve the Company's communication with its customers, suppliers and business partners, the Company has set up a Sunbeam Year 2000 telephone number and is in the process of providing Year 2000 information on a Company web site.

         PHASE 4 - CONTINGENCY PLANNING: This phase will involve contingency planning for unresolved Year 2000 issues, particularly any issues arising with third party suppliers. The Company's Year 2000 readiness program is ongoing and its ultimate scope, as well as the consideration of contingency plans, will continue to be evaluated as new information becomes available. As a precautionary measure, Sunbeam plans to establish a contingency plan for addressing any effects of the Year 2000 on its operations, whether due to Sunbeam's systems or those of third parties not being ready for any Year 2000 issues. Sunbeam expects to complete such contingency plan by September 30, 1999; such contingency plan will address alternative processes, such as manual procedures, electronic spreadsheets, potential alternative service providers, and plans to address Year 2000 readiness issues as they arise.

THE RISKS OF SUNBEAM'S YEAR 2000 APPROACH

         The independent consultants assisting the Company in its Year 2000 readiness program have reviewed and concurred with the Company's approach, have assisted in developing cost estimates and have monitored costs for the largest single component (upgrade or installation of the Company's uniform system) of the Company's Year 2000 program. As a result, although the Company did not engage an independent third party to verify the program's overall approach or total cost, the Company believes that the Company's exposure in this regard is mitigated. In addition, through the use of external third-party diagnostic tools which helped to identify potential Year 2000 issues in one significant business operation, the Company believes that it has also mitigated its risk by validating and verifying key program components.

         Management believes that, although there are significant systems that are being modified or replaced, Sunbeam's information systems environment will be made Year 2000 ready prior to January 1, 2000. Sunbeam's failure to timely complete such corrective work could have a material adverse impact on the Company.

         With respect to customers, suppliers and business partners, the failure of certain of these third parties to become Year 2000 ready could also have a material adverse impact on Sunbeam. For example, the failure of certain of the Company's principal suppliers to have Year 2000 ready internal systems could impact the Company's ability to manufacture and/or ship its products or to maintain adequate inventory levels for production.

         At this time, the Company believes that the most likely "worst-case" scenario relating to Year 2000 involves potential disruptions in areas in which the Company's operations must rely on third parties, such as suppliers, whose systems may not work properly after January 1, 2000. While such system failures could either directly or indirectly affect important operations of the Company and its subsidiaries in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failures. Subject to the nature of the goods or services provided to the Company by third parties whose operations are not made ready for Year 2000 issues, the impact on Sunbeam's operations could be material if appropriate contingency plans cannot be developed prior to January 1, 2000.

         The nature and focus of the Company's efforts to address the Year 2000 problem may be revised periodically as interim goals are achieved or new issues are identified. In addition, it is important to note that the description of the Company's efforts and assessments necessarily involves estimates and projections with respect to activities required in the future. These estimates and projections are subject to change as work continues, and such changes may be substantial.

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

         Through December 31, 1998, Sunbeam had expended approximately $19 million to address Year 2000 issues of which approximately half was recorded as capital expenditures and the remainder as SG&A expense. Sunbeam's current assessment of the total costs to address and remedy Year 2000 issues and enhance its operating systems, including costs for the acquired companies, is approximately $60 million. The amount to be incurred for Year 2000 issues during 1999 of approximately $41 million represents over 50% of the Company's total 1999 budget for information systems and related support, including Year 2000 costs. A large majority of these costs are expected to be incremental expenditures that will not recur in the Year 2000 or thereafter. Fees and expenses related to third party consultants, who are involved in the PMO as well as the modification and replacement of software, represent approximately 75% of the total estimated cost. The balance of the total estimated cost relates primarily to software license fees and new hardware, but excludes the costs associated with Company employees. Sunbeam expects these expenditures to be financed through operating cash flows or borrowings, as applicable. A significant portion of these expenditures will enhance Sunbeam's operating systems in addition to resolving the Year 2000 issues. As Sunbeam completes its assessment of the Year 2000 issues, the actual expenditures incurred or to be incurred may differ materially from the amounts shown above.

         Because Year 2000 readiness is critical to the business, Sunbeam has redeployed some resources from non-critical system enhancements to address Year 2000 issues. In addition, due to the importance of IT systems to the Company's business, management has deferred non-critical systems enhancements as much as possible. The Company does not expect these redeployments and deferrals to have a material impact on the Company's financial condition, results of operations or cash flows.

EFFECTS OF INFLATION

         For each of the three years in the period ended December 31, 1998, the Company's cost of raw materials and other product remained relatively stable. To the extent possible, the Company's objective is to offset the impact of inflation through productivity enhancements, cost reductions and price increases.

CAUTIONARY STATEMENTS

         Certain statements in this Annual Report on Form 10-K may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (herein the "Act") and in releases made by the SEC from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. When used in this Annual Report on Form 10-K, the words "estimate," "project," "intend," "expect" and similar expressions, when used in connection with the Company, including its management, are intended to identify forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. These Cautionary Statements are being made pursuant to the Act, with the intention of obtaining the benefits of the "Safe Harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements with respect to the Company include, but are not limited to, risks associated with
(i) high leverage, (ii) Sunbeam's ability to comply with the terms of its credit agreement, including financial covenants and covenants related to the completion of the Coleman merger, or to continue to obtain waivers from its bank lenders with respect to its compliance with the existing covenants contained in such agreement, and to continue to have access to its revolving credit facility,
(iii) Sunbeam's sourcing of products from international vendors, including the ability to select reliable vendors and to avoid delays in shipments, (iv) Sunbeam's ability to maintain and increase market share for its products at anticipated margins, (v) Sunbeam's ability to successfully introduce new products and to provide on-time delivery and a satisfactory level of customer service, (vi) changes in laws and regulations, including changes in tax laws, accounting standards, environmental laws, occupational, health and safety laws,
(vii) access to foreign markets together with foreign economic conditions, including currency fluctuations, (viii) uncertainty as to the effect of competition in existing and potential future lines of business, (ix) fluctuations in the cost and availability of raw materials and/or products, (x) changes in the availability and relative costs of labor, (xi) effectiveness of advertising and marketing programs, (xii) economic uncertainty in Japan, Korea and other Asian countries, as well as in Mexico, Venezuela, and other Latin American countries, (xiii) product quality, including excess warranty costs, product liability expenses and costs of product recalls, (xiv) weather conditions which can have an unfavorable impact upon sales of Sunbeam's products, (xv) the numerous lawsuits against the Company and the SEC investigation into the Company's accounting practices and policies, and uncertainty regarding the Company's available coverage on its directors' and officers' liability insurance, (xvi) the possibility of a recession in the United States or other countries resulting in a decrease in consumer demands for the Company's products, (xvii) failure of the Company and/or its suppliers of goods or services to timely complete the remediation of computer systems to effectively process Year 2000 information and (xviii) any material error in evaluating historical levels of retail inventories and the related impact on operations of changes therein. Other factors and assumptions not included in the foregoing may cause the Company's actual results to materially differ from those projected. The Company assumes no obligation to update any forward-looking statements or these Cautionary Statements to reflect actual results or changes in other factors affecting such forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item appears in Item 14(a) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On November 20, 1998, the Audit Committee recommended and Sunbeam's Board approved the appointment of Deloitte & Touche as its independent auditors for 1998, to replace Arthur Andersen, Sunbeam's former auditor. Arthur Andersen is continuing to provide certain professional services to Sunbeam.

         On June 25, 1998, Sunbeam announced that Arthur Andersen would not consent to the inclusion of its opinion on Sunbeam's 1997 financial statements in a registration statement Sunbeam was planning to file with the SEC. On June 30, 1998, Sunbeam announced that the Audit Committee of its Board of Directors would conduct a review of Sunbeam's prior financial statements and that, therefore, those financial statements should not be relied upon. Sunbeam also announced that Deloitte & Touche had been retained to assist the Audit Committee and Arthur Andersen in their review of Sunbeam's prior financial statements. On August 6, 1998, Sunbeam announced that the Audit Committee had determined that Sunbeam would be required to restate its financial statements for 1997, the first quarter of 1998 and possibly 1996, and that the adjustments, while not then quantified, would be material. On October 20, 1998 Sunbeam announced the restatement of its financial results for a six-quarter period from the fourth quarter of 1996 through the first quarter of 1998. On November 12, 1998, Sunbeam filed a Form 10-K/A for the year ended December 31, 1997, which contains an unqualified opinion by Arthur Andersen on Sunbeam's restated consolidated financial statements as of December 29, 1996 and December 28, 1997 and for each of the three years in the period ended December 28, 1997.

         Arthur Andersen's report on the financial statements for the past two fiscal years of Sunbeam ended December 28, 1997 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits for those periods and through November 20, 1998, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen would have caused Arthur Andersen to make reference thereto in their report on the financial statements for such years. Sunbeam has not consulted with Deloitte & Touche on any matter that was either the subject of a disagreement or a reportable event between Sunbeam and Arthur Andersen.

         In connection with the restatements referred to above, in a letter dated October 16, 1998, Arthur Andersen advised Sunbeam that there existed the following conditions that Arthur Andersen believed to be material weaknesses in Sunbeam's internal control:

             "In our opinion, [Sunbeam's] design and effectiveness of its internal control were inadequate to detect material misstatements in the preparation of [Sunbeam's] 1997 annual (before audit) and quarterly financial statements."

         As part of its audit of Sunbeam's 1997 consolidated financial statements that led to the restatement of these financial statements, Arthur Andersen was required to consider Sunbeam's internal controls in determining the scope of its audit procedures. Arthur Andersen has advised management of its concerns regarding Sunbeam's internal controls. Management is addressing these concerns and although Sunbeam has not yet fully implemented all additional planned controls, management believes that the interim measures the Company has adopted to prevent material misstatements in its financial statements will be effective until the remainder of the additional controls can be implemented.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

         Information regarding the Company's directors is incorporated by reference to the information set forth under "Proposal 1 - To Elect the Following Eight Directors of the Company for a Term of One Year" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders (the "Proxy Statement"), which Proxy Statement has been filed with the SEC pursuant to Regulation 14A. Information regarding executive officers of the Registrant is included under a separate caption in Part I hereof. Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by references to the information included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

          Information regarding this item is incorporated by reference to the information included under the captions "Executive Compensation" and "Directors' Compensation" in the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding this item is incorporated by reference to the information included under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding this item is incorporated by reference to the information included under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. The consolidated financial statements, related notes thereto and the reports of independent auditors required by Item 8 are listed on page F-1 herein.

         2. The listing of the financial statement schedule appears on page F-1 herein.

         3. The exhibits listed in the accompanying index to exhibits are filed as part of this report and include the management contracts or compensatory plans or arrangements required pursuant to Item 601, which are designated as Exhibits 10.a to 10.g, 10.w to 10.z, 10.dd and 10.ee and 10.gg to 10.jj.

EXHIBIT
   NO.                                  DESCRIPTION
--------          --------------------------------------------------------------
3.a               Amended and Restated Certificate of Incorporation of Sunbeam (3)
3.b               By-laws of Sunbeam, as amended (11)
4.a               Indenture dated as of March 25, 1998, by and among the Company and Bank of New York Trust, with respect to the Zero Coupon Convertible Senior Subordinated Debentures due 2018 (8)
4.b               Registration Rights Agreement dated March 25, 1998, by and among the Company and Morgan Stanley & Co.,
                  Inc., with respect to the Zero Coupon Convertible Senior Subordinated Debentures due 2018 (8)
4.c               Registration Rights Agreement, dated as of March 29, 1998, between the Company and Coleman (Parent)
                  Holdings, Inc. (9)
4.d               Settlement Agreement, dated as of August 12, 1998, by and between the Company and Coleman (Parent)
                  Holdings, Inc. (10)
4.e               Amendment to Registration Rights Agreement, dated as of August 12, 1998, between the Company and Coleman
                  (Parent) Holdings, Inc. (11)
10.a              Employment Agreement dated as of February 20, 1998, by and between Sunbeam and Albert J. Dunlap (7)
10.b              Employment Agreement dated as of February 20, 1998, by and between Sunbeam and Russell A. Kersh (7)
10.c              Employment Agreement dated as of February 20, 1998, by and between Sunbeam and David C. Fannin (7)
10.d              Employment Agreement dated as of January 1, 1997, by and between Sunbeam and Donald Uzzi (5)
10.e              Sunbeam Executive Benefit Replacement Plan (7)
10.f              Amended and Restated Sunbeam Corporation Stock Option Plan (12)
10.g              Performance Based Compensation Plan (7)
10.h              Tax Sharing Agreement dated as of October 31, 1990, by and among Sunbeam, SAIL, SOHO, Montey and the subsidiaries of Sunbeam listed therein (1)
10.i              Receivables Sale and Contribution Agreement dated as of December 4, 1997, between Sunbeam Products, Inc.
                  and Sunbeam Asset Diversification, Inc. (7)
10.j              Receivables Purchase and Servicing Agreement dated as of December 4, 1997, between Sunbeam Products,
                  Inc., Llama Retail, L.P., Capital USA, LLC and Sunbeam Asset Diversification, Inc. (7)
10.k              Agreement and Plan of Merger among Sunbeam Corporation, Laser Acquisition Corp., CLN Holdings, Inc., and
                  Coleman (Parent) Holdings, Inc. dated as of February 27, 1998 (7)


10.l              Agreement and Plan of Merger among Sunbeam Corporation, Camper Acquisition Corp., and The Coleman
                  Company, Inc. dated as of February 27, 1998 (7)
10.m              Agreement and Plan of Merger between Sunbeam Corporation, Java Acquisition Corp., and Signature Brands
                  USA, Inc. dated as of February 28, 1998 (7)
10.n              Stock Purchase Agreement among Java Acquisition Corp. and the Sellers named therein dated as of February
                  28, 1998 (7)
10.o              Agreement and Plan of Merger by and among Sunbeam Corporation, Sentinel Acquisition Corp., and First
                  Alert, Inc. dated as of February 28, 1998 (7)
10.p              Stock Sale Agreement among Sunbeam Corporation and the Shareholders named therein dated as of February
                  28, 1998 (7)
10.q              Credit Agreement dated as of March 30, 1998, among Sunbeam Corporation, the Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., Bank of America National Trust and Savings
                  Association and First Union National Bank (8)
10.r              First Amendment to Credit Agreement dated as of May 8, 1998, among Sunbeam Corporation, the Subsidiary
                  Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., Bank America
                  National Trust and Savings Association and First Union National Bank (8)
10.s              Second Amendment to Credit Agreement dated as of June 30, 1998, among the Company, the Subsidiary
                  Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., Bank America
                  National Trust and Savings Association and First Union National Bank (11)
10.t              Third Amendment to Credit Agreement dated as of October 19, 1998, among the Company, the Subsidiary
                  Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., Bank America
                  National Trust and Savings Association and First Union National Bank (11)
10.u              Fourth Amendment to Credit Agreement dated as of April 10, 1999, among the Company, the Subsidiary
                  Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., Bank America
                  National Trust and Savings Association and First Union National Bank (13)
10.v              Fifth Amendment to Credit Agreement, Third Waiver and Agreement dated as of April 15, 1999; among the
                  Company, the Subsidiary Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Funding.
                  Bank America National Trust and Savings Association and First Union National Bank (13)
10.w              Employment Agreement between the Company and Jerry W. Levin dated June 15, 1998 (11)
10.x              Employment Agreement between the Company and Paul Shapiro dated June 15, 1998 (11)
10.y              Employment Agreement between the Company and Bobby Jenkins dated June 15, 1998 (11)
10.z              Agreement between the Company and David Fannin dated August 20, 1998 (11)
10.aa             First Amendment to Receivables Sale and Contribution Agreement dated April 2, 1998, between Sunbeam
                  Products, Inc. and Sunbeam Asset Diversification, Inc. (11)
10.bb             First Amendment to Receivables Purchase and Servicing Agreement dated April 2, 1998, between Llama Retail
                  Funding, L.P., Capital USA, LLC, Sunbeam Products, Inc. and Sunbeam Asset Diversification, Inc. (11)
10.cc             Second Amendment to Receivables Purchase and Servicing Agreement dated July 29,1998, between Llama Retail
                  Funding, L.P., Capital USA, LLC, Sunbeam Products, Inc. and Sunbeam Asset Diversification, Inc. (11)
10.dd             Sunbeam Corporation Management Incentive Compensation Plan *
10.ee             Stock Option Replacement Program *
10.ff             Amendment No. 1 to Agreement and Plan of Merger, dated as of March 29, 1998, among the Company, Laser
                  Acquisition Corp., Coleman (Parent) Holdings, Inc., and CLN Holdings, Inc. (13)
10.gg             Employment Agreement dated as of August 31, 1998 between the Company and Karen K. Clark *
10.hh             Employment Agreement dated as of October 1, 1998 between the Company and Jack Hall *
10.ii             Employment Agreement dated as of December 16, 1998 between the Company and Janet G. Kelley *
10.jj             Compensation and Indemnification Agreement entered into as of June 29, 1998, between the Company and each of Howard G. Kristol, Charles M. Elson, Peter A. Langerman and Faith Whittlesey *
10.kk             Agreement between Sunbeam Asset Diversification, Inc. and Capital USA, LLC amending the Receivables
                  Purchase Agreement among Llama Retail Funding, L.P., Sunbeam Asset Diversification, Inc. Capital USA,
                  LLC and Sunbeam Products, Inc. *
21.               Subsidiaries of the Registrant *
23.1              Independent Auditors' Consent - Deloitte & Touche LLP
23.2              Consent of Independent Certified Public Accountants - Arthur Andersen LLP
27.               Financial Data Schedule, submitted electronically to the Securities and Exchange Commission for information only and not filed.

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

(8)      Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(9)      Incorporated by reference to the Company's Report on Form 8-K filed April 13, 1998.

(10)     Incorporated by reference to the Company's Report on Form 8-K filed August 14, 1998.

(11)     Incorporated by reference to the Company's Annual Report on Form 10-K/A filed November 12, 1998.

(12)     Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(13)     Incorporated by reference to the Annual Report on Form 10-K filed by The Coleman Company, Inc. on April 15, 1999.

*Filed with this Report.

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

                                     Dated: May 11, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

 NAME AND SIGNATURE                        TITLE                                  DATE
------------------------------       -------------------------------          -------------
/s/  JERRY W. LEVIN                  Chairman of the Board, President,        May 11, 1999
------------------------------       Chief Executive Officer and Director
     Jerry W. Levin                  (Principal Executive Officer)

/s/  CHARLES M. ELSON                Director                                 May 11, 1999
-----------------------------
     Charles M. Elson

/s/  HOWARD GITTIS                   Director                                 May 11, 1999
-----------------------------
     Howard Gittis

/s/  JOHN H. KLEIN                   Director                                 May 11, 1999
-----------------------------
     John H. Klein

/s/  HOWARD G. KRISTOL               Director                                 May 11, 1999
-----------------------------
     Howard G. Kristol

/s/  PETER A. LANGERMAN              Director                                 May 11, 1999
---------------------------------
     Peter A. Langerman

/s/  FAITH WHITTLESEY                Director                                 May 11, 1999
-----------------------------
     Faith Whittlesey

/s/  KAREN CLARK                     Senior Vice President, Finance           May 11, 1999
-----------------------------        (Principal Accounting Officer)
     Karen Clark

                      SUNBEAM CORPORATION AND SUBSIDIARIES

   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                                                                                                  PAGE
                                                                                                  ----
CONSOLIDATED FINANCIAL STATEMENTS:

Independent Auditors' Reports.................................................................     F-2

Consolidated Statements of Operations for the Fiscal Years Ended December 31, 1998,
     December 28, 1997 and December 29, 1996.................................................      F-5

Consolidated Balance Sheets as of December 31, 1998 and December 28, 1997....................      F-6

Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended
     December 31, 1998, December 28, 1997 and December 29, 1996..............................      F-7

Consolidated Statements of Cash Flows for the Fiscal Years Ended
     December 31, 1998, December 28, 1997 and December 29, 1996..............................      F-8

Notes to Consolidated Financial Statements...................................................      F-9

FINANCIAL STATEMENT SCHEDULE*

II. Valuation and Qualifying Accounts........................................................      F-42

* All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore not included herein.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Sunbeam Corporation and subsidiaries:

We have audited the accompanying consolidated balance sheet of Sunbeam Corporation and subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule as of and for the year ended December 31, 1998, listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We did not audit the consolidated financial statements of The Coleman Company, Inc. and subsidiaries (consolidated subsidiaries), which statements reflect total assets constituting 27% of consolidated total assets as of December 31, 1998, and total revenues constituting 40% of consolidated total revenues for the year then ended. Those consolidated financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for The Coleman Company, Inc. and subsidiaries, is based solely on the report of such other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Sunbeam Corporation and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, based on our audit and (as to the amounts included for The Coleman Company, Inc. and subsidiaries) the report of other auditors, such financial statement schedule as of and for the year ended December 31, 1998, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants
Fort Lauderdale, Florida
April 16, 1999

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
The Coleman Company, Inc.

         We have audited the consolidated balance sheets of The Coleman Company, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coleman Company, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                      /s/ Ernst & Young LLP

Wichita, Kansas
April 15, 1999

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Sunbeam Corporation:

         We have audited the accompanying consolidated balance sheet of Sunbeam Corporation (a Delaware corporation) and subsidiaries as of December 28, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two fiscal years in the period ended December 28, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunbeam Corporation and subsidiaries as of December 28, 1997, and the results of their operations and their cash flows for each of the two fiscal years in the period ended December 28, 1997 in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II for each of the two years in the period ended December 28, 1997 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This Schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
October 16, 1998

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         FISCAL YEAR ENDED
                                                                           -------------------------------------------
                                                                           DECEMBER 31,      DECEMBER 28,      DECEMBER 29,
                                                                               1998              1997              1996
                                                                           ------------      ------------      ------------
Net sales............................................................      $  1,836,871      $  1,073,090      $    984,236
Cost of goods sold...................................................         1,788,819           830,956           896,938
Selling, general and administrative expense..........................           718,077           152,653           221,655
Restructuring and asset impairment (benefit) charges.................                --           (14,582)          110,122
                                                                           ------------      ------------      ------------
Operating (loss) earnings............................................          (670,025)          104,063          (244,479)
Interest expense.....................................................           131,091            11,381            13,588
Other (income) expense, net..........................................            (4,768)               12             3,738
                                                                           ------------      ------------      ------------
(Loss) earnings from continuing operations before
   income taxes, minority interest and extraordinary charge..........          (796,348)           92,670          (261,805)
Income taxes (benefit):
   Current...........................................................             8,667             1,528           (22,419)
   Deferred..........................................................           (18,797)           38,824           (69,206)
                                                                           ------------      ------------      ------------
                                                                                (10,130)           40,352           (91,625)
                                                                           ------------      ------------      ------------
Minority interest....................................................           (10,681)               --                --
                                                                           ------------      ------------      ------------
(Loss) earnings from continuing operations before extraordinary charge         (775,537)           52,318          (170,180)
Earnings from discontinued operations, net of taxes..................                --                --               839
Loss on sale of discontinued operations, net of taxes................                --           (14,017)          (39,140)
Extraordinary charge from early extinguishments of debt..............          (122,386)               --                --
                                                                           ------------      ------------      ------------
Net (loss) earnings..................................................      $   (897,923)     $     38,301      $   (208,481)
                                                                           ============      ============      ============

(Loss) earnings per share:
   (Loss) earnings from continuing operations before extraordinary charge:
     Basic...........................................................      $      (7.99)     $       0.62      $      (2.05)
                                                                           ============      ============      ============
     Diluted.........................................................             (7.99)             0.60             (2.05)
                                                                           ============      ============      ============
   (Loss) from sale of discontinued operations:
     Basic...........................................................      $         --      $      (0.17)     $      (0.46)
                                                                           ============      ============      ============
     Diluted.........................................................                --             (0.16)            (0.46)
                                                                           ============      ============      ============
   Extraordinary charge:
     Basic...........................................................      $      (1.26)     $         --      $         --
                                                                           ============      ============      ============
     Diluted.........................................................             (1.26)               --                --
                                                                           ============      ============      ============
   Net (loss) earnings:
     Basic...........................................................      $      (9.25)     $       0.45      $      (2.51)
                                                                           ============      ============      ============
     Diluted.........................................................             (9.25)             0.44             (2.51)
                                                                           ============      ============      ============
   Weighted average common shares outstanding:
     Basic...........................................................            97,121            84,945            82,925
     Diluted.........................................................            97,121            87,542            82,925

                 See Notes to Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                        DECEMBER 31,    DECEMBER 28,
                                                                            1998            1997
                                                                        ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents .....................................     $    61,432      $    52,298
   Restricted investments ........................................          74,386               --
   Receivables, net ..............................................         361,774          228,460
   Inventories ...................................................         519,189          304,900
   Prepaid expenses and other current assets .....................          74,187           16,584
                                                                       -----------      -----------
     Total current assets ........................................       1,090,968          602,242
Property, plant and equipment, net ...............................         455,172          249,524
Trademarks, tradenames, goodwill and other, net ..................       1,859,377          207,162
                                                                       -----------      -----------
                                                                       $ 3,405,517      $ 1,058,928
                                                                       ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current portion of long-term debt .........     $   119,103      $       668
   Accounts payable ..............................................         162,173          108,374
   Other current liabilities .....................................         321,185          124,085
                                                                       -----------      -----------
     Total current liabilities ...................................         602,461          233,127
Long-term debt, less current portion .............................       2,142,362          194,580
Other long-term liabilities ......................................         248,459          154,300
Deferred income taxes ............................................         100,473            4,842
Minority interest ................................................          51,325               --
Commitments and contingencies (Notes 3 and 15)
Shareholders' equity:
   Preferred stock (2,000,000 shares authorized, none outstanding)              --               --
   Common stock (100,739,053 and 89,984,425 shares issued) .......           1,007              900
   Additional paid-in capital ....................................       1,123,457          479,200
   (Accumulated deficit) retained earnings .......................        (809,997)          89,801
   Accumulated other comprehensive loss ..........................         (54,030)         (33,063)
   Other shareholders' equity ....................................              --           (1,714)
                                                                       -----------      -----------
                                                                           260,437          535,124
 Treasury stock, at cost (4,454,394 shares in 1997) ..............              --          (63,045)
                                                                       -----------      -----------
     Total shareholders' equity ..................................         260,437          472,079
                                                                       -----------      -----------
                                                                       $ 3,405,517      $ 1,058,928
                                                                       ===========      ===========

                 See Notes to Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              (ACCUMULATED    ACCUMULATED
                                                 ADDITIONAL     DEFICIT)         OTHER                                   TOTAL
                                        COMMON    PAID-IN       RETAINED     COMPREHENSIVE    UNEARNED     TREASURY   SHAREHOLDERS'
                                         STOCK    CAPITAL       EARNINGS     (LOSS) INCOME  COMPENSATION    STOCK        EQUITY
                                        ------   ----------   ------------   -------------  ------------   --------   -------------
Balance at January 1, 1996............  $  878   $  441,786    $ 266,698       $(24,483)      $    (397)   $(83,449)   $ 601,033
Comprehensive loss:
  Net loss............................      --           --     (208,481)            --              --          --     (208,481)
  Minimum pension liability
    (net of tax of $2,672)............      --           --           --          4,963              --          --        4,963
  Translation adjustments.............      --           --           --          1,246              --          --        1,246
                                                                                                                       ---------
    Comprehensive loss................                                                                                  (202,272)
Common dividends ($0.04 per share)....      --           --       (3,318)            --              --          --       (3,318)
Exercise of stock options.............       6        7,313           --             --              --          --        7,319
Grant of restricted stock.............      --       (1,120)          --             --         (14,346)     15,466           --
Amortization of unearned compensation.      --           --           --             --           7,707          --        7,707
Retirement and sale of treasury shares      --          (31)          --             --              --       4,595        4,564
                                        ------   ----------    ---------       --------       ---------    --------    ---------
Balance at December 29, 1996..........     884      447,948       54,899        (18,274)         (7,036)    (63,388)     415,033
Comprehensive income:
  Net earnings .......................      --           --       38,301             --              --          --       38,301
  Minimum pension liability...........      --           --           --        (14,050)             --          --      (14,050)
  Translation adjustments.............      --           --           --           (739)             --          --         (739)
                                                                                                                       ---------
    Comprehensive income..............                                                                                    23,512
Common dividends ($0.04 per share)....      --           --       (3,399)            --              --          --       (3,399)
Exercise of stock options.............      16       30,496           --             --              --          --       30,512
Amortization of unearned compensation.      --           --           --             --           5,322          --        5,322
Other stock issuances.................      --          756           --             --              --         343        1,099
                                        ------   ----------    ---------       --------       ---------    --------    ---------
Balance at December 28, 1997..........     900      479,200       89,801        (33,063)         (1,714)    (63,045)     472,079
Comprehensive loss:
  Net loss............................      --           --     (897,923)            --              --          --     (897,923)
  Minimum pension liability...........      --           --           --        (21,795)             --          --      (21,795)
  Translation adjustments.............      --           --           --            828              --          --          828
                                                                                                                       ---------
    Comprehensive loss................                                                                                  (918,890)
Common dividends ($0.02 per share)....      --           --       (1,875)            --              --          --       (1,875)
Exercise of stock options.............       9       18,383           --             --              --          --       18,392
Grant of  restricted stock............       4       18,880           --             --         (32,500)         --      (13,616)
Cancellation of  restricted stock.....      (1)      (5,228)          --             --          10,182      (2,250)       2,703
Amortization of unearned compensation.      --           --           --             --          24,032          --       24,032
Acquisition of Coleman................      95      541,428           --             --              --      65,200      606,723
Warrants issued.......................      --       70,000           --             --              --          --       70,000
Other stock issuances.................      --          794           --             --              --          95          889
                                        ------   ----------    ---------       --------       ---------    --------    ---------
Balance at December 31, 1998..........  $1,007   $1,123,457    $(809,997)      $(54,030)      $      --    $     --    $ 260,437
                                        ======   ==========    =========       ========       =========    ========    =========

                 See Notes to Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                                                                  FISCAL YEAR ENDED
                                                                    ----------------------------------------------
                                                                    DECEMBER 31,     DECEMBER 28,     DECEMBER 29,
                                                                       1998             1997             1996
                                                                    ------------     ------------     ------------
OPERATING ACTIVITIES:
   Net (loss) earnings ........................................     $  (897,923)     $    38,301      $  (208,481)
   Adjustments to reconcile net (loss)
    earnings to net cash (used in)
    provided by operating activities:
      Depreciation and amortization ...........................         107,865           39,757           47,429
      Non-cash interest charges ...............................          32,531               --               --
      Restructuring and asset impairment (benefit) charges ....              --          (14,582)         110,122
      Other non-cash special charges ..........................              --               --           10,047
      Loss on sale of discontinued operations, net of taxes ...              --           14,017           39,140
      Deferred income taxes ...................................         (18,797)          38,824          (69,206)
      Minority interest .......................................         (10,681)              --               --
      Loss on sale of property, plant and equipment ...........           3,260               --               --
      Provision for fixed assets ..............................          39,404               --               --
      Provision for excess and obsolete inventory .............          95,830               --           60,800
      Goodwill impairment .....................................          62,490               --               --
      Issuance of warrants ....................................          70,000               --               --
      Non-cash compensation charge ............................          13,118               --               --
      Extraordinary charge from early extinguishments of debt .         122,386               --               --
  Changes in operating assets and liabilities,
    exclusive of impact of divestitures and acquisitions:
      Receivables, net ........................................         147,045            1,044             (845)
      Inventories .............................................          37,112         (140,555)          11,289
      Accounts payable ........................................         (68,187)           4,261           11,029
      Restructuring accrual ...................................          (3,894)         (31,957)              --
      Prepaid expenses and other current assets and liabilities          50,622          (16,092)          39,657
      Income taxes payable ....................................          15,758           52,052          (21,942)
      Change in other long-term and non-operating liabilities .          13,994           (1,401)         (27,089)
      Other, net ..............................................          (2,347)          10,288           12,213
                                                                    -----------      -----------      -----------
     Net cash (used in) provided by operating activities ......        (190,414)          (6,043)          14,163
                                                                    -----------      -----------      -----------
INVESTING ACTIVITIES:
   Capital expenditures .......................................         (53,686)         (60,544)         (75,336)
   Proceeds from sale of divested operations and other assets .           9,575           90,982               --
   Purchases of businesses, net of cash acquired ..............        (522,412)              --               --
   Other, net .................................................            (139)              --             (860)
                                                                    -----------      -----------      -----------
     Net cash (used in) provided by investing activities ......        (566,662)          30,438          (76,196)
                                                                    -----------      -----------      -----------
FINANCING ACTIVITIES:
   Issuance of convertible senior subordinated debentures, net
     of financing fees ........................................         729,622               --               --
   Net borrowings under revolving credit facility .............       1,205,675            5,000           30,000
   Issuance of long-term debt .................................              --               --           11,500
   Payments of debt obligations, including prepayment penalties      (1,186,796)         (12,157)          (1,794)
   Proceeds from exercise of stock options ....................          19,553           26,613            4,684
   Sale of treasury stock .....................................              --               --            4,578
   Payments of dividends on common stock ......................          (1,875)          (3,399)          (3,318)
   Other, net .................................................              31              320             (364)
                                                                    -----------      -----------      -----------
     Net cash provided by financing activities ................         766,210           16,377           45,286
                                                                    -----------      -----------      -----------
Net increase (decrease) in cash and cash equivalents ..........           9,134           40,772          (16,747)
Cash and cash equivalents at beginning of year ................          52,298           11,526           28,273
                                                                    -----------      -----------      -----------
Cash and cash equivalents at end of year ......................     $    61,432      $    52,298      $    11,526
                                                                    ===========      ===========      ===========

                 See Notes to Consolidated Financial Statements

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         Sunbeam Corporation ("Sunbeam" or the "Company") is a leading designer, manufacturer and marketer of branded consumer products. The Company's primary business is the manufacturing, marketing and distribution of durable household and outdoor leisure consumer products through mass market and other distribution channels in the United States and internationally. The Company also sells its products to professional and commercial end users such as small businesses, health care providers, hotels and other institutions. The Company's principal products include household kitchen appliances; health monitoring and care products for home use; scales for consumer and professional use for weight management and business uses; electric blankets and throws; clippers and trimmers for consumer, professional and animal uses; smoke and carbon monoxide detectors; outdoor barbecue grills; camping equipment such as tents, lanterns, sleeping bags and stoves; coolers; backpacks and book bags; and portable generators and compressors.

         In 1998 the Company acquired an indirect controlling interest in The Coleman Company, Inc. ("Coleman") and all the outstanding common stock of Signature Brands USA, Inc. ("Signature Brands") and First Alert, Inc. ("First Alert").

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries that it controls. All material intercompany balances and transactions have been eliminated.

PRESENTATION OF FISCAL PERIODS

          To standardize the fiscal period ends of the Company and its acquired entities, effective with its 1998 fiscal year, the Company has changed its fiscal year end from the Sunday nearest December 31 to a calendar year. The impact of this change in fiscal period on net sales for 1998 was to increase sales by approximately $5.5 million, and the impact on operating results for the period was to increase the net loss by approximately $1.5 million.

         Fiscal years 1997 and 1996 ended on December 28, 1997 and December 29, 1996, respectively, which encompassed 52-week periods.

USE OF ESTIMATES

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant accounting estimates include the establishment of the allowance for doubtful accounts, tax valuation allowances, reserves for sales returns and allowances, product warranty, product liability, excess and obsolete inventory, litigation and environmental exposures.

CASH AND CASH EQUIVALENTS

         The Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

CONCENTRATIONS OF CREDIT RISK

         Substantially all of the Company's trade receivables are due from retailers and distributors located throughout the United States, Europe, Latin America, Canada, and Japan. Approximately 38% of the Company's sales in 1998 were to its five largest customers. The Company establishes its credit policies based on an ongoing evaluation of its customers' creditworthiness and competitive market conditions and establishes its allowance for doubtful accounts based on an assessment of exposures to credit losses at each balance sheet date. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at December 31, 1998. However, certain retailers filed for bankruptcy protection in the last several years and it is possible that additional credit losses could be incurred if other retailers seek bankruptcy protection or if the trends of retail consolidation continue.

INVENTORIES

         Inventories are stated at the lower-of-cost-or-market with cost being determined principally by the first-in, first-out method.

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

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost. The Company provides for depreciation using primarily the straight-line method in amounts that allocate the cost of property, plant and equipment over the following useful lives:

       Buildings and improvements.......................      5 to 45 years
       Machinery, equipment and tooling.................      3 to 15 years
       Furniture and fixtures...........................      3 to 10 years

         Leasehold improvements are amortized on a straight-line basis over the shorter of its estimated useful life or the term of the lease.

LONG-LIVED ASSETS

         The Company accounts for long-lived assets pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The Company periodically evaluates factors, events and circumstances which include, but are not limited to, the historical and projected operating performance of the business operations, specific industry trends and general economic conditions to assess whether the remaining estimated useful lives of long-lived assets may warrant revision or whether the remaining asset values are recoverable through future operations. When such factors, events or circumstances indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of cash flows (undiscounted and without interest charges) over the remaining lives of the assets to measure recoverability. If the estimated cash flows are less than the carrying value of the asset, the loss is measured as the amount by which the carrying value of the asset exceeds fair value.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

         With respect to enterprise level goodwill, the Company reviews impairment when changes in circumstances, similar to those described above for long-lived assets, indicate that the carrying value may not be recoverable. Under these circumstances, the Company estimates future cash flows using the recoverability method (undiscounted and including related interest charges), as a basis for recording any impairment loss. An impairment loss is then recorded to adjust the carrying value of goodwill to the recoverable amount. The impairment loss taken is no greater than the amount by which the carrying value of the net assets of the business exceeds its fair value.

DERIVATIVE FINANCIAL INSTRUMENTS

         The Company enters into interest rate swap agreements and foreign exchange rate contracts as part of the management of its interest rate and foreign currency exchange rate exposures. The Company has no derivative financial instruments held for trading purposes and none of the instruments is leveraged. All financial instruments are put into place to hedge specific exposures. Amounts to be paid or received under swap agreements are recognized over the terms of the agreements as adjustments to interest expense. Amounts receivable or payable under the agreements are included in receivables or other current liabilities in the Consolidated Balance Sheets. Gains and losses on foreign currency forward contracts offset gains and losses resulting from the underlying transactions. Gains and losses on contracts that hedge specific foreign currency commitments are deferred and recorded in operations in the period in which the underlying transaction is recorded.

CAPITALIZED INTEREST

         Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives. Total interest costs during 1998, 1997 and 1996 amounted to $131.9 million, $12.3 million and $14.0 million, respectively, of which $0.8 million, $0.9 million and $0.4 million, respectively, was capitalized as a cost of the related long-term assets.

DEFERRED FINANCING COSTS

         Costs incurred in connection with obtaining financing are deferred and amortized as a charge to interest expense over the terms of the related borrowings using the interest method.

AMORTIZATION PERIODS

         Trademarks, tradenames and goodwill are being amortized on a straight-line basis over 20 to 40 years.

REVENUE RECOGNITION

         The Company recognizes sales and related cost of goods sold from product sales at the latter of the time of shipment or when title passes to the customers. In some situations, the Company has shipped product with the right of return where the Company is unable to reasonably estimate the level of returns and/or the sale is contingent upon the resale of the product. In these situations, the Company does not recognize revenue upon product shipment, but rather when the buyer of the product informs the Company that the product has been sold. Net sales is comprised of gross sales less provisions for estimated customer returns, discounts, promotional allowances, cooperative advertising allowances and costs incurred by the Company to ship product to customers. Reserves for estimated returns are established by the Company concurrently with the recognition of revenue. Reserves are established based on a variety of factors, including historical return rates, estimates of customer inventory levels, the market for the product and projected economic conditions. The Company monitors these reserves and makes adjustments to them when management believes that actual returns or costs to be incurred differ from amounts recorded.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

WARRANTY COSTS

         The Company provides for warranty costs in amounts it estimates will be needed to cover future warranty obligations for products sold during the year. Estimates of warranty costs are periodically reviewed and adjusted, when necessary, to consider actual experience.

PRODUCT LIABILITY

         The Company provides for product liability costs it estimates will be needed to cover future product liability costs for product sold during the year. Estimates of product liability costs are periodically reviewed and adjusted, when necessary, to consider actual experience, and other relevant factors.

LEGAL COSTS

         The Company records charges for the costs it anticipates incurring in connection with litigation and claims against the Company when management can reasonably estimate these costs.

INCOME TAXES

         The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. The provision for income taxes includes deferred income taxes resulting from items reported in different periods for income tax and financial statement purposes. Deferred tax assets and liabilities represent the expected future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in the period that includes the enactment date.

ADVERTISING COSTS

         Media advertising costs included in Selling, General and Administrative Expense ("SG&A") are expensed as incurred. Allowances provided to customers for cooperative advertising are charged to operations, as earned, based on revenues and are included as a deduction from gross sales in determining net sales. The amounts charged to operations for media and cooperative advertising during 1998, 1997 and 1996 were $124.5 million, $55.7 million and $78.7 million, respectively.

RESEARCH AND DEVELOPMENT

         Research and development expenditures are expensed in the period incurred. The amounts charged against operations during 1998, 1997 and 1996 were $18.7 million, $5.7 million and $6.5 million, respectively.

FOREIGN CURRENCY TRANSLATION

         The assets and liabilities of subsidiaries, other than those operating in highly inflationary economies, are translated into U.S. dollars with resulting translation gains and losses accumulated in a separate component of shareholders' equity. Income and expense items are converted into U.S. dollars at average rates of exchange prevailing during the year.

         For subsidiaries operating in highly inflationary economies (Venezuela and Mexico), inventories and property, plant and equipment are translated at the rate of exchange on the date the assets were acquired, while other assets and liabilities are translated at year-end exchange rates. Translation adjustments for those operations are included in Other (Income) Expense, Net in the accompanying Consolidated Statements of Operations. Effective January 1, 1999, Mexico will no longer be considered highly inflationary.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

STOCK-BASED COMPENSATION PLANS

         SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION allows either adoption of a fair value method for accounting for stock-based compensation plans or continuation of accounting under Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations with supplemental disclosures.

         The Company has chosen to account for its stock options using the intrinsic value based method prescribed in APB Opinion No. 25 and, accordingly, does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant. Pro forma net income and earnings per share amounts as if the fair value method had been adopted are presented in Note 9. SFAS No. 123 does not impact the Company's results of operations, financial position or cash flows.

BASIC AND DILUTED (LOSS) EARNINGS PER SHARE OF COMMON STOCK

         Basic (loss) earnings per common share calculations are determined by dividing (loss) earnings available to common shareholders by the weighted average number of shares of common stock outstanding. Diluted (loss) earnings per share are determined by dividing (loss) earnings available to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding (all related to outstanding stock options, restricted stock, warrants and the Zero Coupon Convertible Senior Subordinated Debentures).

         For the years ended December 31, 1998 and December 29, 1996, respectively, 1,902,177 and 1,552,684 shares related to stock options, were not included in diluted average common shares outstanding because their effect would be antidilutive. Diluted average common shares outstanding as of December 29, 1996 also excluded (78,654) shares related to restricted stock. Diluted average common shares outstanding as of December 31, 1998 also excluded 13,242,050 shares related to the conversion feature of the Zero Coupon Convertible Senior Subordinated Debentures (see Note 3) and 23,000,000 shares issuable on the exercise of warrants, due to antidilution. For the year ended December 28, 1997, the dilutive effect of 2,718,649 equivalent shares related to stock options and (120,923) equivalent shares of restricted stock were used in determining the dilutive average shares outstanding.

NEW ACCOUNTING STANDARDS

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company will adopt SOP 98-1 on January 1, 1999. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows. Actual charges incurred due to systems projects may be material.

         In April 1998, the AICPA issued Statement of Position 98-5, REPORTING ON THE COST OF START-UP ACTIVITIES ("SOP 98-5"). SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company will adopt SOP 98-5 beginning January 1, 1999. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

         In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires the recognition of all derivatives in the Consolidated Balance Sheets as either assets or liabilities measured at fair value. The Company will adopt SFAS No. 133 for the 2000 fiscal year. The Company has not yet determined the impact SFAS No. 133 will have on its consolidated financial position, results of operations or cash flows.

RECLASSIFICATION

         Certain prior year amounts have been reclassified to conform with the 1998 presentation.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2. ACQUISITIONS

         On March 30, 1998, the Company, through a wholly-owned subsidiary, acquired approximately 81% of the total number of then outstanding shares of common stock of Coleman from an affiliate of MacAndrews & Forbes Holdings, Inc. ("M&F"), in exchange for 14,099,749 shares of the Company's common stock and approximately $160 million in cash. In addition, the Company assumed approximately $1,016 million in debt. The value of the common stock issued at the date of acquisition was derived by using the average closing stock price as reported on the New York Stock Exchange Composite Tape for the day before and day of the public announcement of the acquisition. Immediately thereafter, as a result of the exercise of employee stock options, Sunbeam's indirect beneficial ownership of Coleman decreased to approximately 79% of the total number of the outstanding shares of Coleman common stock.

         On August 12, 1998, the Company announced that, following investigation and negotiation conducted by a Special Committee of the Board consisting of four outside directors not affiliated with M&F, the Company had entered into a settlement agreement with an affiliate of M&F pursuant to which the Company was released from certain threatened claims of M&F and its affiliates arising from the Coleman acquisition and M&F agreed to provide certain management personnel and assistance to the Company in exchange for the issuance to the M&F affiliate of a five-year warrant to purchase up to 23 million shares of the Company's common stock at a cash exercise price of $7.00 per share, subject to antidilution adjustments. Accordingly, a $70.0 million non-cash SG&A expense was recorded in the third quarter of 1998, based on a valuation performed as of August 1998 using facts existing at that time. The valuation was conducted by an independent consultant engaged by the Special Committee of the Board of Directors.

         The Company expects to acquire the remaining equity interest in Coleman pursuant to a merger transaction in which the existing Coleman minority shareholders will receive 0.5677 shares of the Company's common stock and $6.44 in cash for each share of Coleman common stock outstanding. In addition, unexercised options under Coleman's stock option plans will be cashed out at a price per share equal to the difference between $27.50 and the exercise price of such options. The Company expects to issue approximately 6.7 million shares of common stock and expend approximately $87 million in cash to complete the Coleman acquisition. Although there can be no assurance, it is anticipated the Coleman merger will occur in the second half of 1999. The acquisition of the remaining outstanding shares of Coleman common stock will be accounted for under the purchase method of accounting on the date of consummation of the Coleman merger. (Also see Note 15 for information regarding the proposed issuance of warrants related to this transaction.)

         On April 6, 1998, the Company completed the acquisitions of First Alert, valued at approximately $182 million (including $133 million of cash and $49 million of assumed debt) and Signature Brands valued at $255 million, (reflecting cash paid, including the required retirement or defeasance of debt).

         All of these acquisitions were accounted for by the purchase method of accounting. Accordingly, the results of operations of the acquired entities are included in the accompanying Consolidated Statements of Operations from their respective dates of acquisition.

         In each acquisition, the purchase price paid has been allocated to the fair value (determined by independent appraisals) of tangible and identified intangible assets acquired and liabilities assumed as follows (in millions):

                                                                                SIGNATURE           FIRST
                                                               COLEMAN           BRANDS             ALERT            TOTAL
                                                              ---------         ---------        ---------         --------
Value of common stock issued.........................         $     607         $     --         $      --         $    607
Cash paid including expenses and mandatory
    redemption of debt, net of cash acquired.........               160              255               133              548
Cash received from sale of Coleman Spas, Inc.........              (17)               --                --             (17)
Cash received from stock option proceeds.............               (9)               --                --              (9)
                                                              ---------         --------         ---------         --------
Net cash paid and equity issued......................               741              255               133            1,129
Fair value of liabilities assumed....................             1,455               83               103            1,641
                                                              ---------         --------         ---------         --------
                                                                  2,196              338               236            2,770
Fair value of assets acquired........................             1,113              191               172            1,476
                                                              ---------         --------         ---------         --------
Excess of purchase price over fair value
   of net assets acquired............................         $   1,083         $    147         $      64         $  1,294
                                                              =========         ========         =========         ========

         The excess of purchase price over the fair value of net assets acquired has been classified as goodwill. Goodwill related to the Coleman and Signature Brands acquisitions is being amortized on a straight-line basis over 40 years. During the fourth quarter of 1998, as a result of the significant loss incurred by First Alert, as well as its future prospects, the Company determined that the goodwill relating to this acquisition was impaired and, based on the determination of fair value, has

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2.  ACQUISITIONS - (CONTINUED)

written-off the net carrying value of goodwill approximating $62.5 million. This one-time charge is reflected in SG&A expense in the Consolidated Statements of Operations.

         The following unaudited pro forma financial information for the Company gives effect to the Coleman and Signature Brands acquisitions as if they had occurred at the beginning of the periods presented. No pro forma adjustments have been made for the First Alert acquisition as its effects are not significant. These pro forma results have been prepared for informational purposes only and do not purport to be indicative of the results of operations which actually would have occurred had the acquisitions been consummated on the dates indicated, or which may result in the future. The unaudited pro forma results follow (in millions, except per share data):

                                                                                     FISCAL YEARS ENDED
                                                                          ------------------------------------------
                                                                             DECEMBER 31,            DECEMBER 28,
                                                                                 1998                    1997
                                                                          --------------------   -------------------
    Net sales.........................................................    $           2,098.7    $       2,408.9
    Net loss from continuing operations before extraordinary charge...                 (801.1)             (23.6)
    Basic and diluted loss per share from continuing operations
         before extraordinary charge..................................                  (7.96)             (0.24)

3. DEBT

     Debt at the end of each fiscal year consists of the following (in thousands):

                                                            1998         1997
                                                          ----------   --------
Term loans, due in installments through 2006,
  average interest rate of 8.47% for 1998............     $1,262,500   $     --
Revolving credit facility, average interest rate
  of 8.55% for 1998 and 5.99% for 1997...............         94,000    110,000
Zero coupon convertible senior subordinated
  debentures, net of unamortized discount of
  $1,234,845, due 2018...............................        779,155         --
Senior subordinated notes, bearing interest at
  13.0%, payable semiannually, due August 1999.......         70,000         --
Hattiesburg industrial revenue bond due 2009,
  fixed interest rate of 7.85%.......................             --     75,000
Other lines of credit, including foreign facilities..         45,803         --
Other long-term borrowings, due through 2012,
  weighted average interest rate of 3.89% and
  3.92%, at December 31, 1998 and December 28,
  1997, respectively.................................         10,007     10,248
                                                          ----------   --------
                                                           2,261,465    195,248
  Less short-term debt and current portion of
    long-term debt...................................        119,103        668
                                                          ----------   --------
    Long-term debt...................................     $2,142,362   $194,580
                                                          ==========   ========

         Concurrent with the acquisitions, the Company replaced its $250 million syndicated unsecured five-year revolving credit facility with a revolving and term credit facility (the "New Credit Facility"). The New Credit Facility provided for aggregate borrowings of up to $1.7 billion. As a result of its operating losses incurred in fiscal 1998, among other things, the Company was not in compliance with certain covenants set forth in the New Credit Facility. The Company and its lenders entered into agreements as of June 30, 1998, October 19, 1998 and April 10, 1999, in each case providing for waivers of compliance with such covenants under the New Credit Facility. Effective April 15, 1999, Sunbeam and its lenders entered into an agreement which waived compliance with such covenants through April 10, 2000 and provided for new financial covenants. The following description of the New Credit Facility reflects the terms of the New Credit Facility as amended through April 15, 1999.

         The New Credit Facility provided for aggregate borrowings of up to $1.7 billion pursuant to: (i) a revolving credit facility in an aggregate principal amount of up to $400 million maturing March 30, 2005 ($52.5 million of which may only be used to complete the Coleman merger if the Coleman merger is not completed prior to August 31, 1999); (ii) $800 million in term loans maturing on March 30, 2005 (of which $35.0 million may only be used to complete the Coleman merger) and (iii) a $500 million term loan maturing September 30, 2006. As of December 31, 1998, $1.4 billion was outstanding and $0.3 billion was available for borrowing under the New Credit Facility.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3. DEBT - (CONTINUED)

         Pursuant to the New Credit Facility, interest accrues, at the Company's option: (i) at the London Interbank Offered Rate ("LIBOR"), or (ii) at the base rate of the administrative agent which is generally the higher of the prime commercial lending rate of the administrative agent or the Federal Funds Rate plus 0.50%, in each case plus an agreed upon interest margin which is currently 3.75% for LIBOR borrowings and 2.50% for base rate borrowings. The applicable interest margin is subject to downward adjustment upon the occurrence of certain events. Borrowings under the New Credit Facility are secured by a pledge of the stock of the Company's material subsidiaries, including Coleman, and by a security interest in substantially all of the assets of Sunbeam and its material domestic subsidiaries, other than Coleman and its material subsidiaries except as described below. Currently, Coleman's inventory and related assets are pledged to secure its obligations for letters of credit issued for its account under the New Credit Facility. Additionally, as security for Coleman's note payable to the Company, Coleman pledged substantially all of its domestic assets, other than real property, including 66% of the stock of its direct foreign subsidiaries and domestic holding companies for its foreign subsidiaries, and all of the stock of its other direct domestic subsidiaries (but not the assets of Coleman's subsidiaries). The pledge runs in favor of Sunbeam's lending banks, to which the Coleman note has been pledged as security for Sunbeam's obligations to them. Upon completion of the Coleman merger, substantially all of Coleman's assets and the assets of Coleman's domestic subsidiaries will be pledged to secure the obligations under the New Credit Facility. In addition, borrowings under the New Credit Facility are guaranteed by a number of the Company's wholly owned material domestic subsidiaries and these subsidiary guarantees are secured as described above. Upon completion of the Coleman merger, Coleman and each of its United States subsidiaries will become guarantors of the obligations under the New Credit Facility. To the extent borrowings are made by any subsidiaries of the Company, the obligations of such subsidiaries are guaranteed by the Company.

         The New Credit Facility contains covenants customary for credit facilities of a similar nature, including limitations on the ability of Sunbeam and its subsidiaries, including Coleman, to, among other things, (i) declare dividends or repurchase stock, (ii) prepay, redeem or repurchase debt, incur liens and engage in sale-leaseback transactions, (iii) make loans and investments, (iv) incur additional debt, (v) amend or otherwise alter material agreements or enter into restrictive agreements, (vi) make capital and year 2000 compliance expenditures, (vii) engage in mergers, acquisitions and asset sales,
(viii) engage in certain transactions with affiliates, (ix) settle certain litigation, (x) alter its cash management system and (xi) alter the businesses they conduct. Sunbeam is also required to comply with specified financial covenants and ratios. The New Credit Facility provides for events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenant, cross-defaults, bankruptcy, material adverse change arising from compliance with ERISA, material adverse judgments, entering into guarantees and change of ownership and control. It is also an event of default under the New Credit Facility if Sunbeam's registration statement in connection with the Coleman merger is not declared effective by the Securities and Exchange Commission ("SEC") on or before October 30, 1999 or if the merger does not occur within 25 business days of the effectiveness of the registration statement or if the cash consideration (including any payments on account of the exercise of any appraisal rights, but excluding related legal, accounting and other customary fees and expenses) to consummate the Coleman merger exceeds $87.5 million. Although there can be no assurance, the Company anticipates that it will satisfy these conditions. Unless waived by the bank lenders, the failure to satisfy these requirements (as with the occurrence of any other event of default) would permit the bank lenders to accelerate the maturity of all outstanding borrowings under the New Credit Facility. The New Credit Facility also includes provisions for the deferral of the 1999 scheduled term loan payments of $69.3 million, subject to delivery of certain collateral documents and the filing of an amendment to the Company's registration statement on Form S-4 relating to the Coleman merger. If these conditions are met, and there are no events of default, the scheduled loan payments will be extended until April 10, 2000. The Company anticipates that it will satisfy these conditions and, accordingly, has classified these amounts as long-term in the Consolidated Balance Sheet.

         In March 1998, the Company completed an offering of Zero Coupon Convertible Senior Subordinated Debentures due 2018 (the "Debentures") at a yield to maturity of 5.0% (approximately $2,014 million principal amount at maturity) which resulted in approximately $730 million of net proceeds. The Debentures are exchangeable for shares of the Company's common stock at an initial conversion rate of 6.575 shares for each $1,000 principal amount at maturity of the Debentures, subject to adjustment upon occurrence of certain events. The Debentures are subordinated in right of payment to all existing and future senior indebtedness of the Company. The Debentures are not redeemable by the Company prior to March 25, 2003. On or after such date, the Debentures are redeemable for cash with at least 30 days notice, at the option of the Company. The Company is required to purchase Debentures at the option of the holder as of March 25, 2003, March 25, 2008 and March 25, 2013, at purchase prices equal to the issue price plus accrued original discount to such dates. The Company may, at its option, elect to pay any such purchase price in cash or common stock, or any combination thereof. The Company was required to file a registration statement with the SEC to register the Debentures by June 23, 1998. This registration statement was filed February 4, 1999 and the SEC has not declared the registration statement effective. Sunbeam's failure to file the registration statement by June 23, 1998 did not constitute a default under the terms of the Debentures. As part of the normal review process by the SEC, a number of comments have

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3.  DEBT - (CONTINUED)

been made by the staff of the division of Corporation Finance relating to the registration statement and the restated 1996 and 1997 financial statements included therein. The Company expects to resolve these comments when it files an amendment to the registration statement. From June 23, 1998 until the registration statement is declared effective, the Company is required to pay to the Debenture holders cash liquidated damages accruing, for each day during such period, at a rate per annum equal to 0.25% during the first 90 days and 0.50% thereafter multiplied by the total of the issue price of the Debentures plus the original issue discount thereon on such day. The Company made its first payment of approximately $0.5 million to the Debenture holders on September 25, 1998. As of December 31, 1998 the Company had accrued additional payments totaling $1.0 million. The Company made a payment to Debenture holders in March 1999 of approximately $2.0 million. This amount included liquidated damages that accrued during the first quarter of 1999.

         In connection with the acquisition of Signature Brands, the Company was required to defease $70.0 million of acquired debt. Cash was placed with a trustee to provide for the defeasance, including the related prepayment penalty. This cash was used to purchase Treasury Notes. Accordingly, $74.4 million of restricted investments held by the trustee for the August 1999 liquidation of this acquired debt are reflected as an asset and $70.0 million is reflected as short-term debt in the Consolidated Balance Sheet at December 31, 1998. The prepayment penalty is reflected as part of the acquisition price of Signature Brands.

         In March 1998, the Company prepaid the $75.0 million 7.85% industrial revenue bond related to its Hattiesburg facility originally due in 2009. In connection with the early extinguishment of this debt, the Company recognized an extraordinary charge of $7.5 million. As a result of repayment of certain indebtedness assumed in the Coleman acquisition, the Company also recognized an extraordinary charge of $114.9 million. These extraordinary charges consisted primarily of redemption premiums.

         During 1997, the Company repaid $12.2 million of long-term borrowings related to the divested furniture operations and other assets sold.

         At December 31, 1998, the aggregate annual maturities on short-term and long-term debt in each of the years 1999-2003, and thereafter, were $119 million, $1,355 million, $1 million, $1 million, $1 million, and $5 million, respectively. In addition, the fully accreted Debenture amount of $2,014 million matures in 2018. The total of annual debt maturities for all years presented does not agree to the balance of debt outstanding at December 31, 1998 as a result of the accretion of discount on the Debentures. The outstanding balances relating to the New Credit Facility are included in the maturity schedule in 2000, consistent with the expiration of the covenant waiver. Sunbeam has made no decision with respect to the repayment or refinancing of indebtedness incurred or to be incurred under the New Credit Facility and may repay such indebtedness out of its internally generated funds or from proceeds of a subsequent financing. Any decisions with respect to such repayment or refinancing will be made based on a review from time to time of the advisability of particular transactions, as well as on prevailing interest rates and financial and economic conditions.

4.  FINANCIAL INSTRUMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of the Company's financial instruments as of December 31, 1998 and December 28, 1997 was estimated based upon the following methods and assumptions:

         CASH AND CASH EQUIVALENTS--The carrying amount of cash and cash equivalents is assumed to approximate fair value as cash equivalents include all highly liquid, short-term investments with original maturities of three months or less.

         SHORT AND LONG TERM DEBT--The fair value of the Company's fixed rate debt is estimated using either reported transaction values or discounted cash flow analysis. The fair value of the Company's fixed rate debt was $319 million as of December 31, 1998 as compared to the carrying value of $859 million. The carrying value of the Company's variable rate debt is assumed to approximate market based upon periodic adjustments of the interest rate to the current market rate in accordance with the terms of the debt agreements. The carrying value of the Company's various debt outstanding as of December 28, 1997 approximated market.

         LETTERS OF CREDIT AND SURETY BONDS--The Company utilizes stand-by letters of credit to back certain financing instruments and insurance policies and commercial letters of credit guaranteeing various international trade activities. In addition, the Company also entered into surety bonds largely as a result of litigation judgements that are currently under appeal. The

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.  FINANCIAL INSTRUMENTS - (CONTINUED)

contract amounts of the letters of credit and surety bonds approximate their fair values. The contract value of letters of credit were $82.3 million and $29.0 million as of December 31, 1998 and December 28, 1997, respectively. Contract values for surety bonds as of December 31, 1998 were approximately $26.5 million and were not significant at December 28, 1997.

         DERIVATIVE FINANCIAL INSTRUMENTS--The Company utilizes interest rate swap agreements to reduce the impact on interest expense of fluctuating interest rates on its floating rate debt. The use of derivatives did not have a material impact on the Company's operations in 1998, 1997 and 1996. At December 31, 1998, the Company held three floating to fixed interest rate swap agreements, one with a notional value of $25 million and two with notional amounts of $150 million each. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the lives of the agreements without the exchange of the underlying notional principal amounts. The swaps expire in January 2003, June 2001 and June 2003, respectively. Under these agreements, the Company received an average floating rate of 5.64%, 5.59% and 5.59%, respectively, and paid an average fixed rate of 6.12%, 5.75% and 5.58%, respectively, during 1998. The Company estimates that it would have to pay $7.3 million to terminate the 1998 swaps. The Company had no swap agreements outstanding at December 28, 1997.

         In order to mitigate the transaction exposures that may arise from changes in foreign exchange rates, the Company purchases foreign currency option and forward contracts to hedge specific transactions, principally the purchases of inventories. The option contracts typically expire within one year. The options are accounted for as hedges pursuant to SFAS No. 52, FOREIGN CURRENCY TRANSLATION, accordingly gains and losses thereon are deferred and recorded in operations in the period in which the underlying transaction is recorded. At December 31, 1998, the Company held purchased option contracts with a notional value of $32.3 million and forward contracts with a notional value of $30.9 million. These contracts had gross unrealized gains of $0.3 million and gross unrealized losses of $0.7 million at December 31, 1998. The Company did not hold any such contracts at December 28, 1997.

         Exposure to market risk on interest rate and foreign currency financial instruments results from fluctuations in interest and currency rates, respectively, during the periods in which the contracts are outstanding. The counterparties to the Company's interest rate swap agreements and currency exchange contracts consist of a diversified group of major financial institutions, each of which is rated investment grade A or better. The Company is exposed to credit risk to the extent of potential nonperformance by counterparties on financial instruments. The Company believes the risk of incurred losses due to credit risk is remote.

5. ACCOUNTS RECEIVABLE SECURITIZATION

         In December 1997, the Company entered into a receivable securitization program, that expires March 2000, to sell without recourse, through a wholly owned subsidiary, certain trade accounts receivable, up to a maximum of $70.0 million. During 1998, the Company has received approximately $200.0 million under this arrangement. At December 31, 1998, the Company had reduced accounts receivable by $20.0 million for receivables sold under this program. At December 28, 1997, the Company had received $58.9 million under this arrangement, of which $39.1 million related to sales recorded in fiscal 1997 and the balance related to sales to be recognized in the first quarter of 1998. Accordingly, at December 28, 1997, the accompanying Consolidated Balance Sheet reflects a reduction in accounts receivable of $39.1 million and an increase in other current liabilities of $19.8 million. Proceeds from the sales of receivables were used to reduce borrowings under the Company's revolving credit facility or to provide cash flow for working capital purposes, thereby reducing the need to borrow under the credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $2.3 million and $0.2 million during 1998 and 1997, respectively, and have been classified as interest expense in the accompanying Consolidated Statements of Operations. The Company, through a wholly-owned subsidiary, retains collection and administrative responsibilities for the purchased receivables. This agreement contains cross-default provisions that provide the purchaser of the receivables an option to cease purchasing receivables from the Company if the Company is in default under the New Credit Facility.

6. INCOME TAXES

         (Loss) earnings from continuing operations before income taxes, minority interest and extraordinary charge for each fiscal year is summarized as follows (in thousands):

                                                 1998            1997         1996
                                            ------------       -------      ---------
   Domestic............................     $(723,179)      $80,946      $(244,255)
   Foreign.............................       (73,169)       11,724        (17,550)
                                            ---------       -------      ---------
                                            $(796,348)      $92,670      $(261,805)
                                            =========       =======      =========

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. INCOME TAXES - (CONTINUED)

         Income tax provisions include current and deferred taxes (tax benefits) for each fiscal year as follows (in thousands):

                  1998          1997          1996
                --------      --------      --------
Current:
    Federal...  $  1,203      $ (3,421)     $(22,924)
    State.....       275         3,266          (202)
    Foreign...     7,189         1,683           707
                --------      --------      --------
                   8,667         1,528       (22,419)
                --------      --------      --------

Deferred:
    Federal...    (6,343)       30,554       (57,211)
    State.....    (1,316)        3,962       (11,050)
    Foreign...   (11,138)        4,308          (945)
                --------      --------      --------
                 (18,797)       38,824       (69,206)
                --------      --------      --------
                $(10,130)     $ 40,352      $(91,625)
                ========      ========      ========

         The effective tax rate on earnings (loss) before income taxes, minority interest and extraordinary charges varies from the current statutory federal income tax rate as follows:

                                                    1998        1997      1996
                                                    -----       ----      -----
   (Benefit) provision at statutory rate....        (35.0)%     35.0%     (35.0)%
   State taxes, net.........................           --        5.1       (2.8)
   Amortization of intangible assets
     and goodwill...........................          4.3         --         --
   Warrants issued in settlement of claim...          3.1         --         --
   Foreign earnings and dividends taxed
     at other rates.........................          2.7        2.0        2.3
   Valuation allowance......................         23.6       20.4         --
   Reversal of tax liabilities
     no longer required.....................           --      (14.4)        --
   Other, net...............................           --       (4.6)       0.5
                                                    -----       ----      -----
   Effective tax rate (benefit) provision...         (1.3)%     43.5%     (35.0)%
                                                    =====       ====      =====

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. INCOME TAXES - (CONTINUED)

         Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                      DECEMBER 31,   DECEMBER 28,
                                                         1998           1997
                                                      ------------   ------------
Deferred tax assets:
    Receivables ..................................     $  19,180      $  10,516
    Postretirement benefits other than pensions ..        22,714         11,430
    Reserves for self-insurance and warranty costs        40,765         33,426
    Pension liabilities ..........................        16,334          2,811
    Inventories ..................................        27,822         14,437
    Net operating loss carryforwards .............       322,273             --
    Tax credits ..................................        13,510         12,955
    Other, net ...................................        89,577         33,388
                                                       ---------      ---------
           Total deferred tax assets .............       552,175        118,963
    Valuation allowance ..........................       290,520         23,215
                                                       ---------      ---------
           Net deferred tax assets ...............       261,655         95,748
                                                       ---------      ---------
Deferred tax liabilities:
    Depreciation .................................        43,377         22,532
    Acquired intangible assets ...................       244,378         68,311
    Other, net ...................................        19,850          9,747
                                                       ---------      ---------
           Total deferred tax liabilities ........       307,605        100,590
                                                       ---------      ---------
           Net deferred tax liabilities ..........     $ (45,950)     $  (4,842)
                                                       =========      =========

         The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109. The Company continually reviews the adequacy of the valuation allowances and recognizes tax benefits when it is more likely than not that the benefits will be realized. In the fourth quarter of 1997, the Company increased the valuation allowance by $23.2 million, reflecting management's assessment that it was more likely than not that the deferred tax assets would not be realized through future taxable income. Of this amount, approximately $18.9 million related to deferred tax assets, the majority of which was recognized as a benefit in the first three quarters of 1997. The remainder related to minimum pension liabilities and was therefore recorded as an adjustment in shareholders' equity. This assessment was made as a result of the significant leverage undertaken by the Company as part of the acquisitions (see
Note 2) and the significant decline in net sales and earnings from anticipated levels during the fourth quarter of 1997 and the first quarter of 1998.

         During 1998, the Company increased the valuation allowance to $291 million, which increase reflects management's assessment that it is more likely than not that the deferred tax asset will not be realized through future taxable income. At December 31, 1998, the Company had net operating loss carryforwards ("NOL's") of approximately $725 million for domestic income tax purposes and $169 million for foreign income tax purposes. The domestic NOL's begin expiring in 2018. Of the foreign tax NOL's, $3 million, $4 million, $19 million, $18 million and $16 million expire in the years ending December 31, 1999 through 2003, respectively, and $91 million of such NOL's have an unlimited life.

         The Company has not provided U.S. income taxes on undistributed foreign earnings of approximately $32 million at December 31, 1998, as the Company intends to permanently reinvest these earnings in the future growth of the business. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. EMPLOYEE BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

         The Company sponsors several defined benefit pension plans covering eligible U.S. salaried and hourly employees. Benefit accruals under such plans covering all U.S. salaried employees were frozen, effective December 31, 1990. Accordingly, no credit in the pension formula is given for service or compensation after that date. However, these employees continue to earn service toward vesting in their interest in the frozen plans as of December 31, 1990. The Company also provides health care and life insurance benefits to certain former employees who retired from the Company prior to March 31, 1991. The Company has consistently followed a policy of funding the cost of postretirement health care and life insurance benefits on a pay-as-you-go basis.

         As a result of the Company's acquisitions of Coleman and First Alert (see Note 2), the liabilities for their respective defined benefit pension plans (the "Plans") were assumed and have been accounted for in accordance with Accounting Principles Board Opinion No.16 ("APB 16"), ACCOUNTING FOR BUSINESS COMBINATIONS. Effective January 1, 1999, the Coleman and First Alert salaried pension plans were amended to change the pension benefit formula to a cash balance formula from the existing benefit calculation. The benefits accrued under these plans as of December 31, 1998 were frozen and converted to the new cash balance plan using a 7.0% interest rate assumption. The effect of the amendment of the Plans is reflected in the projected benefit obligation as of the date of acquisition as required by APB 16. Under the cash balance plan, the Company will credit certain participants' accounts annually. At the date of acquisition the pension benefit obligation and the fair value of the plan assets attributable to these Plans were $43.4 million and $27.7 million, respectively, and are reflected in the table below.

         In addition, Coleman provided certain unfunded postretirement health and life insurance benefits for certain retired employees. At the date of acquisition the postretirement benefit obligation associated with this plan was $19.5 million as reflected in the table below, and has been accounted for in accordance with APB 16.

         The Company funds all pension plans in amounts consistent with applicable laws and regulations. Pension plan assets include corporate and U.S. government bonds, corporate stocks, mutual funds, fixed income securities, and cash equivalents.

         Employees of non-U.S. subsidiaries generally receive retirement benefits from Company sponsored plans or from statutory plans administered by governmental agencies in their countries. The assets, liabilities and pension costs of the Company's non-U.S. defined benefit retirement plans are not material to the consolidated financial statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. EMPLOYEE BENEFIT PLANS - (CONTINUED)

         On January 1, 1998, the Company adopted SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS ("SFAS No. 132"). This statement revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the method of accounting for such plans. The following table includes disclosures of the funded status and amounts recognized in the Company's Consolidated Balance Sheets at the end of each fiscal year as required by SFAS No. 132 (in thousands):

                                                     PENSION BENEFITS          POSTRETIREMENT BENEFITS
                                                 ------------------------      ------------------------
                                                    1998          1997           1998            1997
                                                 ---------      ---------      ---------      ---------
Change in Benefit Obligation:
   Benefit obligation at beginning of year .     $ 127,229      $ 122,754      $  14,220      $  14,555
   Acquisitions ............................        43,404             --         19,477             --
   Service cost ............................         1,551            157            689             --
   Interest cost ...........................        10,875          8,970          2,088            996
   Amendments ..............................            --             84             --             --
   Actuarial loss ..........................        20,456         10,630          4,069             --
   Settlement ..............................            --         (1,732)            --             --
   Benefits paid ...........................       (15,018)       (13,634)        (1,677)        (1,331)
                                                 ---------      ---------      ---------      ---------
   Benefit obligation at end of year .......     $ 188,497      $ 127,229      $  38,866      $  14,220
                                                 =========      =========      =========      =========
Change in Plan Assets:
   Fair value of plan assets at beginning
      of year ..............................     $ 116,485      $ 116,522      $      --      $      --
   Acquisitions ............................        27,657             --             --             --
   Actual return on plan assets ............         6,424         12,511             --             --
   Employer contributions ..................         8,889          2,818          1,677          1,331
   Settlement ..............................            --         (1,732)            --             --
   Benefits paid ...........................       (15,018)       (13,634)        (1,677)        (1,331)
                                                 ---------      ---------      ---------      ---------
   Fair value of plan assets at end of year      $ 144,437      $ 116,485      $      --      $      --
                                                 =========      =========      =========      =========
Reconciliation of Funded Status:
   Funded status ...........................     $ (44,060)     $ (10,744)     $ (38,866)     $ (14,220)
   Unrecognized net actuarial loss/(gain) ..        48,616         25,192          3,829           (240)
   Unrecognized prior service cost .........            --             --        (12,991)       (15,934)
                                                 ---------      ---------      ---------      ---------
   Net amount recognized ...................     $   4,556      $  14,448      $ (48,028)     $ (30,394)
                                                 =========      =========      =========      =========
Amount Recognized in the Consolidated
  Balance Sheets Consist of:
   Accrued benefit liability ...............     $ (42,431)     $ (10,744)     $ (48,028)     $ (30,394)
   Accumulated other comprehensive
      income ...............................        46,987         25,192             --             --
                                                 ---------      ---------      ---------      ---------
   Net amount recognized ...................     $   4,556      $  14,448      $ (48,028)     $ (30,394)
                                                 =========      =========      =========      =========

         In determining the actuarial present value of the benefit obligation, the weighted average discount rate was 6.75% and 7.25% as of December 31, 1998 and December 28, 1997, respectively; the expected return on plan assets ranged from 6.75% to 9.00% for 1998 and was 7.25% for 1997. The expected increase in future compensation levels was 4.00% for Coleman for 1998.

        The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation were 7.0% to 8.0% for the plans for 1999 and were assumed to decrease gradually to 5.0% by 2003 and remain at that level thereafter.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. EMPLOYEE BENEFIT PLANS - (CONTINUED)

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                1-PERCENTAGE-         1-PERCENTAGE-
                                               POINT INCREASE        POINT DECREASE
                                               --------------        --------------
Effect on total of service and interest
  cost components............................     $  508                $  (424)
Effect on the postretirement benefit
  obligation.................................     $6,035                $(5,144)

         Net pension expense and periodic postretirement benefit include the following components (in thousands):

                                                                   PENSION BENEFITS             POSTRETIREMENT BENEFITS
                                                          ------------------------------      -----------------------------
                                                            1998        1997       1996         1998      1997       1996
                                                          --------    --------    ------      -------    -------    -------
Components of net periodic pension benefit cost:
   Service cost...................................        $  1,551    $    157    $  411      $   689    $    --    $    --
   Interest cost..................................          10,875       8,970     9,071        2,088        996      1,041
   Expected return of market value of assets......         (10,127)     (8,586)     (816)          --         --         --
   Amortization of unrecognized prior service cost              --          --        --       (2,943)    (2,942)    (2,942)
   Recognized net actuarial loss (gain)...........             735         414    (7,518)          --         --         --
                                                          --------    --------    -------     -------    -------    ------
   Net periodic benefit cost (benefit)............           3,034         955     1,148         (166)    (1,946)    (1,901)
   Settlement charge..............................              --         615        --           --         --         --
   Curtailment charge.............................              --         106        --           --         --         --
                                                          --------    --------    ------      -------    -------    ------
   Total expense (benefit)........................        $  3,034    $  1,676    $1,148      $  (166)   $(1,946)   $(1,901)
                                                          ========    ========    ======      =======    =======    =======

         The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the plans with accumulated benefit obligations in excess of plan assets were $186.4 million, $161.6 million and $125.5 million at December 31, 1998 and $127.2 million, $127.2 million and $116.5 million at December 28, 1997, respectively.

DEFINED CONTRIBUTION PLANS

         As a result of the Company's acquisitions of Coleman, First Alert and Signature Brands, the Company amended its Savings & Investment and Profit Sharing Plan ("Savings Plan") to assume the assets of the respective savings plans at each of the acquired companies and establish parity with the benefits provided by Sunbeam. Effective January 1, 1999, all eligible employees could participate in the Savings Plan. Company contributions to these plans include employer matching contributions as well as discretionary contributions depending on the performance of the Company, in an amount up to 10% of eligible compensation. The Company provided $1.9 million in 1998, $1.8 million in 1997 and $1.7 million in 1996 for its defined contribution plans.

8. SHAREHOLDERS' EQUITY

COMMON STOCK

         At December 31, 1998, the Company had 500,000,000 shares of $0.01 par value common stock authorized and there were 14,094,158 shares of common stock reserved for issuance upon the exercise of outstanding stock options.

COMPENSATORY STOCK GRANTS

         In July 1996, the Company granted 1,100,000 shares of restricted stock in connection with the employment of a then new Chairman and Chief Executive Officer and two other senior officers of the Company. Compensation expense attributable to the restricted stock awards was amortized to expense beginning in 1996 over the periods in which the restrictions lapse (which in the case of 333,333 shares, was immediately upon the date of grant, in the case of 666,667 shares, was to be amortized equally over two years from the date of grant and in the case of the remaining 100,000 shares, was equally over three years from the date of grant). These restricted stock awards resulted in a $7.7 million charge to SG&A expense in 1996.

         On February 20, 1998, the Company entered into new three-year employment agreements with its then Chairman and Chief Executive Officer and two other then senior officers of the Company. These agreements replaced previous employment agreements entered into in July 1996 that were scheduled to expire in July 1999.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.   SHAREHOLDERS' EQUITY - (CONTINUED)

         The new employment agreement for the Company's then Chairman and Chief Executive Officer provided for, among other items, the acceleration of vesting of 200,000 shares of restricted stock and the forfeiture of the remaining 133,334 shares of unvested restricted stock granted under the July 1996 agreement, a new equity grant of 300,000 shares of unrestricted stock, a new grant of a ten-year option to purchase 3,750,000 shares of the Company's common stock with an exercise price equal to the fair market value of the stock at the date of grant and exercisable in three equal annual installments beginning on the date of grant and the acceleration of vesting of 833,333 outstanding stock options granted under the July 1996 agreement, as further described in Note 9. In addition, the new employment agreement with the then Chairman and Chief Executive Officer provided for income tax gross-ups with respect to any tax assessed on the equity grant and acceleration of vesting of restricted stock.

         The new employment agreements with the two other then senior officers provided for, among other items, the grant of a total of 180,000 shares of restricted stock that were to vest in four equal annual installments beginning on the date of grant, the acceleration of vesting of 44,000 shares of restricted stock and the forfeiture of the remaining 29,332 shares of unvested restricted stock granted under the July 1996 agreements, new grants of ten-year options to purchase a total of 1,875,000 shares of the Company's common stock with an exercise price equal to the fair market value of the stock at the date of grant and exercisable in four equal annual installments beginning on the date of grant and the acceleration of vesting of 383,334 outstanding stock options granted under the July 1996 agreements. In addition, the new employment agreements provided for income tax gross-ups with respect to any tax assessed on the restricted stock grants and acceleration of vesting of restricted stock.

         Compensation expense attributed to the equity grant, the acceleration of vesting of restricted stock and the related income tax gross-ups was recognized in the first quarter of 1998 and compensation expense related to the new restricted stock grants and related tax gross-ups was amortized to expense beginning in the first quarter of 1998 with amortization to continue over the period in which the restrictions lapse. Total compensation expense recognized in 1998 related to these items was approximately $31 million.

         On June 15, 1998, the Company's Board of Directors announced the removal of the then Chairman and Chief Executive Officer and subsequently announced the removal or resignation of other senior officers, including the Company's then Chief Financial Officer. In connection with the removal or resignation of the senior officers and the termination of their restricted stock grants, the unamortized portion of the deferred compensation expense attributable to the restricted stock grants was reversed. The Company and certain of its former officers are in disagreement as to the Company's obligations to these individuals under prior employment agreements and arising from their terminations. (See Note 15.)

ACCUMULATED OTHER COMPREHENSIVE LOSS

         The components of accumulated other comprehensive loss consist of the following (in thousands):

                                                      CURRENCY          MINIMUM
                                                     TRANSLATION        PENSION
                                                     ADJUSTMENTS       LIABILITY           TOTAL
                                                     -----------       ----------       -----------
Balance at December 29, 1996................         $   (12,111)      $   (6,163)      $   (18,274)
Balance at December 28, 1997................             (12,850)         (20,213)          (33,063)
Balance at December 31, 1998................             (12,022)         (42,008)          (54,030)

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9. EMPLOYEE STOCK OPTIONS AND AWARDS

         The Company has one stock-based compensation plan, the Amended and Restated Sunbeam Corporation Stock Option Plan (the "Plan"). Under the Plan, all employees are eligible for grants of options to purchase up to an aggregate of 16,300,000 shares of the Company's common stock at an exercise price equal to or in excess of the fair market value of the stock on the date of grant. The term of each option commences on the date of grant and expires on the tenth anniversary of the date of grant subject to earlier cancellation. Options generally become exercisable over a three to five year period.

         The Plan also provides for the grant of restricted stock awards of up to 200,000 shares, in the aggregate, to employees and non-employee directors. See Note 8 for a discussion of restricted stock awards made outside the Plan.

         In July 1996, options to purchase an aggregate of 3,000,000 shares (of which 2,750,000 options were outstanding at December 28, 1997) were granted outside of the Plan at exercise prices equal to the fair market value of the Company's common stock on the dates of grant in connection with the employment of a then new Chairman and Chief Executive Officer and two other senior officers of the Company. These outstanding options have terms of ten years and, with respect to options for 2,500,000 shares, were exercisable in three annual installments beginning July 17, 1996. Options for the remaining 250,000 shares still outstanding were exercisable in three annual installments beginning on the first anniversary of the July 22, 1996 grant date. On February 20, 1998 the vesting provisions of the options granted outside the Plan were accelerated. Additional stock option grants outside the Plan were made in February 1998, with a portion thereof subsequently terminated in connection with the removal of the then Chairman and Chief Executive Officer. The then Chairman and Chief Executive Officer and another senior officer are disputing termination of their stock option grants. (See Notes 8 and 15.)

         In the third and fourth quarters of 1998, options to purchase an aggregate of 4,200,000 shares were granted outside of the Plan in connection with the employment of the new Chief Executive Officer and certain members of the new senior management team. The options were granted to certain senior executives at exercise prices equal to or greater than the fair market value of the Company's common stock on the dates of the grant. The senior officers were granted options to purchase 3,200,000 shares of common stock at a price of $7.00 per share; 500,000 shares of common stock at a price of $10.50 per share and 500,000 shares at a price of $14.00 per share. All of these outstanding options have terms of ten years and become fully exercisable at the end of two to three year periods if the executive remains employed by the Company as of such date. These grants are subject the shareholder approval at the 1999 Annual Meeting. A measurement date pursuant to APB Opinion No. 25 will be established for these grants upon shareholder approval.

         In August 1998, the Company approved a plan to reprice outstanding common stock options held by the Company's employees. The repricing program, which has been completed, provided for outstanding options with exercise prices in excess of $10.00 per share to be exchanged for new options on a voluntary basis in an exchange ratio ranging from approximately two to three old options for one new option, (as determined by reference to a Black-Scholes option pricing model) with the exercise price of the new options set at $7.00 per share. These options were repriced at an exercise price approximating the market value of the Company's common stock at the date of the repricing and, consequently, there was no related compensation expense.

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for outstanding stock options. Had compensation cost for the Company's outstanding stock options been determined based on the fair value at the grant dates for those options consistent with SFAS No. 123, the Company's net (loss) earnings and diluted (loss) earnings per share would have differed as reflected by the pro forma amounts indicated below (in thousands except per share amounts):

                                                                 1998              1997                 1996
                                                             -----------         ---------           ----------
   Net (loss) earnings:
     As reported.........................................    $  (897,923)        $  38,301           $ (208,481)
     Pro forma...........................................       (955,685)           14,524             (218,405)
   Diluted (loss) earnings per share:
     As reported.........................................          (9.25)             0.44                (2.51)
     Pro forma...........................................          (9.84)             0.17                (2.63)

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9. EMPLOYEE STOCK OPTIONS AND AWARDS - (CONTINUED)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                               1998          1997          1996
                                                              -------       -------       -------
   Expected volatility...................................      52.80%        34.19%        36.78%
   Risk-free interest rate...............................       4.68%         6.36%         6.34%
   Dividend yield........................................        0.0%          0.1%          0.1%
   Expected life.........................................     6 years       6 years       5 years

         A summary of the status of the Company's outstanding stock options as of December 31, 1998, December 28, 1997 and December 29, 1996, and changes during the years ended on those dates is presented below:

                                     1998                      1997                        1996
                               ---------------------   -----------------------    -----------------------
                                            WEIGHTED                  WEIGHTED                   WEIGHTED
                                            AVERAGE                   AVERAGE                    AVERAGE
                                            EXERCISE                  EXERCISE                   EXERCISE
                                 SHARES      PRICE       SHARES        PRICE       SHARES         PRICE
                               ----------   --------   ----------     --------    ----------     --------
PLAN OPTIONS
   Outstanding at beginning
     of year..................  6,654,068    $25.61     6,271,837      $19.43      4,610,387      $16.67
   Granted....................  6,663,998     17.13     3,105,263       32.40      4,061,450       20.39
   Exercised..................   (879,088)    22.25    (1,549,196)      17.20       (622,994)       7.51
   Canceled................... (6,826,070)    27.75    (1,173,836)      21.10     (1,777,006)      18.64
                               ----------              ----------                 ----------
   Outstanding at end of year.  5,612,908    $13.32     6,654,068      $25.61      6,271,837      $19.43
                               ==========              ==========                 ==========
  Options exercisable
     at year-end..............  1,717,545    $20.91     1,547,198      $19.13      1,655,450      $16.13
   Weighted-average fair
     value of options granted
     during the year..........               $10.47                    $15.46                     $14.76

OPTIONS OUTSIDE PLAN
   Outstanding at beginning
     of year..................  2,750,000    $12.43     2,750,000      $12.43        692,500      $16.70
   Granted....................  9,825,000     24.64            --          --      3,000,000       12.65
   Canceled................... (4,093,750)    36.85            --          --       (942,500)      16.27
                               ----------              ----------                 ----------
   Outstanding at end of year.  8,481,250    $14.77     2,750,000      $12.43      2,750,000      $12.43
                               ==========              ==========                 ==========
   Options exercisable at
     year-end.................  4,281,250    $21.17     1,750,000      $12.35        833,333      $12.25
   Weighted-average fair value
     of options granted during
     the year.................               $19.31                    $  N/A                     $ 5.99

Included in the outstanding and exercisable options, as presented above, are options vested by the former Chairman and Chief Executive Officer and a former senior officer. The Company and these individuals are in a dispute regarding the status of these options.

         The following table summarizes information about stock options outstanding at December 31, 1998:

                                                               OPTIONS OUTSTANDING
                                           -------------------------------------------------------------------------
                                             NUMBER              WEIGHTED-AVERAGE
RANGE OF                                   OUTSTANDING               REMAINING                      WEIGHTED-AVERAGE
EXERCISE PRICES                            AT 12/31/98        CONTRACTUAL LIFE (YEARS)               EXERCISE PRICE
---------------                            -----------        ------------------------              ----------------
   $5.00 to 7.00.....................       6,076,805                      9.2                         $      6.91
   $7.01 to $14.00...................       4,048,200                      8.3                               11.80
   $14.01 to $15.00..................         642,124                      7.6                               14.43
   $15.01 to $23.15..................         697,697                      7.2                               19.47
   $23.16 to $26.71..................         733,714                      8.3                               25.07
   $26.72 to $36.85..................       1,607,840                      9.1                               36.57
   $36.86 and over...................         287,778                      8.9                               40.32
                                           ----------
   $5.00 to $50.77...................      14,094,158                      8.7                               14.19
                                           ==========

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9. EMPLOYEE STOCK OPTIONS AND AWARDS - (CONTINUED)

                                                             OPTIONS EXERCISABLE
                                                    -------------------------------------
                                                       NUMBER
RANGE OF                                            EXERCISABLE          WEIGHTED-AVERAGE
EXERCISE PRICES                                     AT 12/31/98           EXERCISE PRICE
---------------                                     -----------          -----------------
   $5.00 to $7.00...........................            95,895              $    5.01
   $7.01 to $14.00..........................         2,500,000                  12.25
   $14.01 to $15.00.........................           571,290                  14.41
   $15.01 to $23.15.........................           627,488                  19.30
   $23.16 to $26.71.........................           540,055                  25.10
   $26.72 to $36.85.........................         1,563,211                  36.74
   $36.86 and over..........................           100,856                  40.60
                                                     ---------
   $5.00 to $50.77..........................         5,998,795                  21.09
                                                     =========

10. SUPPLEMENTARY FINANCIAL STATEMENT DATA

     Supplementary Balance Sheet data at the end of each fiscal year is as follows (in thousands):

                                                    1998            1997
                                                -----------      -----------
Receivables:
  Trade ...................................     $   407,452      $   250,699
  Sundry ..................................           7,347            7,794
                                                -----------      -----------
                                                    414,799          258,493
Valuation allowance .......................         (53,025)         (30,033)
                                                -----------      -----------
                                                $   361,774      $   228,460
                                                ===========      ===========
Inventories:
  Finished goods ..........................     $   370,622      $   193,864
  Work in process .........................          39,143           25,679
  Raw materials and supplies ..............         109,424           85,357
                                                -----------      -----------
                                                $   519,189      $   304,900
                                                ===========      ===========

Prepaid expenses and other current assets:
  Deferred income taxes ...................     $    40,756      $      --
  Prepaid expenses and other ..............          33,431           16,584
                                                -----------      -----------
                                                $    74,187      $    16,584
                                                ===========      ===========
Property, plant and equipment:
  Land ....................................     $    10,664      $     1,793
  Buildings and improvements ..............         168,685           98,054
  Machinery and equipment .................         395,763          248,138
  Furniture and fixtures ..................          18,208            7,327
                                                -----------      -----------
                                                    593,320          355,312
 Accumulated depreciation and amortization         (138,148)        (105,788)
                                                -----------      -----------
                                                $   455,172      $   249,524
                                                ===========      ===========

Trademarks, tradenames, goodwill and other:
  Trademarks and tradenames ...............     $   597,515      $   237,095
  Goodwill ................................       1,254,880           24,687
  Deferred financing costs ................          47,325              983
  Other intangible assets .................          28,012              424
                                                -----------      -----------
                                                  1,927,732          263,189
  Accumulated amortization ................        (101,783)         (56,880)
                                                -----------      -----------
                                                  1,825,949          206,309
Other assets ..............................          33,428              853
                                                -----------      -----------
                                                $ 1,859,377      $   207,162
                                                ===========      ===========

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10. SUPPLEMENTARY FINANCIAL STATEMENT DATA - (CONTINUED)

                                                      1998         1997
                                                    --------     --------
Other current liabilities:
   Payrolls, commissions and employee benefits      $ 61,294     $ 12,227
   Advertising and sales promotion ............       56,288       34,749
   Product warranty ...........................       50,287       21,498
   Accounts receivable securitization liability           --       19,750
   Sales returns ..............................       16,972        7,846
   Interest ...................................       26,202          941
   Other ......................................      110,142       27,074
                                                    --------     --------
                                                    $321,185     $124,085
                                                    ========     ========
Other long-term liabilities:
   Accrued postretirement benefit obligation ..     $ 48,028     $ 30,394
   Accrued pension ............................       42,431       10,744
   Product liability and workers compensation .       71,868       41,901
   Other ......................................       86,132       71,261
                                                    --------     --------
                                                    $248,459     $154,300
                                                    ========     ========

         Supplementary Statements of Operations and Cash Flows data for each fiscal year are summarized as follows (in thousands):

                                                  1998          1997          1996
                                                --------      --------      --------
Other (income) expense, net:
   Interest income ........................     $ (2,897)     $ (2,561)     $ (1,255)
   Other, net .............................       (1,871)        2,573         4,993
                                                --------      --------      --------
                                                $ (4,768)     $     12      $  3,738
                                                ========      ========      ========
Cash paid (received) during the period for:
   Interest ...............................     $ 81,291      $ 13,058      $ 13,397
                                                ========      ========      ========
   Income taxes (net of refunds) ..........     $(17,358)     $(44,508)     $   (540)
                                                ========      ========      ========

11. ASSET IMPAIRMENT AND OTHER CHARGES

         In the fourth quarter of 1998, the Company recorded a $62.5 million charge for the write-off of the carrying value of First Alert's goodwill (see
Note 2).

         In the second quarter of 1998, as a result of decisions to outsource or discontinue a substantial number of products previously made by the Company, certain facilities and equipment will either no longer be used or will be utilized in a significantly different manner. Accordingly, a charge of $29.6 million was recorded in Cost of Goods Sold to write certain of these assets down to their estimated fair market value. Approximately 80% of this charge related to machinery, equipment and tooling at the Company's Mexico City and Hattiesburg, Mississippi manufacturing plants, the estimated fair value for which was derived through an auction process. The remainder of this charge related to tooling and equipment at various other facilities, which either had a nominal value or the fair market value of which was derived through an auction process. These assets were taken out of service at the time of the write-down and consequently were not depreciated further after the write-down.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. ASSET IMPAIRMENT AND OTHER CHARGES - (CONTINUED)

         Personnel at the Mexico City facility were notified in the second quarter of 1998 that the plant was scheduled for closure at year-end 1998, accordingly, at that time, a liability of $1.8 million was recorded in Cost of Goods Sold primarily for employee severance. The employee severance related to approximately 1,200 positions of which approximately 1,100 were terminated as of December 31, 1998. In the third quarter of 1998, the Company recorded as Cost of Goods Sold, an additional provision for impairment of fixed assets of $3.1 million in an acquired entity, relating to assets taken out of service for which there was no remaining value. The asset impairment resulted from management's decision to discontinue certain product lines subsequent to the acquisition. These fixed assets were taken out of service at the time of the write-down and consequently were not depreciated further after the write-down. In the fourth quarter of 1998, the Company recorded a $7.1 million charge as a result of management's decision to outsource the production of certain appliances. This charge to Cost of Goods Sold primarily consists of a provision for certain tooling and equipment ($6.7 million) and severance and related benefits ($0.4 million). The tooling and equipment was recorded at their estimated fair values which were derived from comparable market data. Depreciation of this equipment was discontinued at the time of the write-down.

         During 1997 and the first half of 1998, the Company built inventories in anticipation of 1998 sales volumes which did not materialize. As a result, it has been and will continue to be necessary to dispose of some portions of excess inventories at amounts less than cost. Accordingly, during 1998, when the facts and circumstances were known that such sales volume would not materialize, the Company recorded $58.2 million in charges to properly state this inventory at the lower-of-cost-or-market. This inventory primarily related to certain appliances, grills and grill accessories. The Company also recorded a charge of $11.0 million for excess inventories for raw materials and work in process that will not be used due to outsourcing the production of irons, breadmakers, toasters and certain other appliances. In addition, during 1998, the Company made the decision to exit certain product lines, primarily air and water filtration products and eliminate certain stock keeping units within existing product lines, primarily relating to appliances, grills and grill accessories. As a result of this decision, a $26.6 million charge was recorded to properly state this inventory at the lower-of-cost-or-market. Total charges for excess inventories recorded at the lower-of-cost-or-market amounted to approximately $95.8 million at December 31, 1998. (See Note 12 for asset impairment and other charges recorded in conjunction with a 1996 restructuring plan.)

12. RESTRUCTURING

         In November 1996, the Company announced the details of a restructuring plan. The plan included the consolidation of administrative functions within the Company, the reduction of manufacturing and warehouse facilities, the centralization of the Company's procurement function, and reduction of the Company's product offerings and stock keeping units ("SKU's"). The Company also announced plans to divest several lines of business (see Note 13).

         As part of the restructuring plan, the Company consolidated six divisional and regional headquarter's functions into a single worldwide corporate headquarters and outsourced certain back office activities resulting in a reduction in total back-office/administrative headcount. Overall, the restructuring plan called for a reduction in the number of production facilities from 26 to 8 and the elimination of over 6,000 positions from the Company's workforce, including 3,300 from the disposition of certain business operations and the elimination of approximately 2,800 other positions, some of which were outsourced. The Company completed the major phases of the restructuring plan by July 1997.

         In conjunction with the implementation of the restructuring plan, the Company recorded a pre-tax charge of $239.2 million in the fourth quarter of 1996. This amount is recorded as follows in the accompanying Consolidated Statements of Operations: $110.1 million in Restructuring and Asset Impairment Charges, as further described below; $60.8 million in Cost of Goods Sold related principally to inventory write-downs as a result of a reduction in SKU's and costs of inventory liquidation programs; $10.1 million in SG&A expense, for period costs principally relating to outsourcing and package redesign, and $58.2 million ($39.1 million net of taxes) in Loss on Sale of Discontinued Operations related to the divestiture of its furniture business. In 1997, upon completion of the sale of the furniture business, the Company recorded an additional pre-tax loss of $22.5 million from discontinued operations ($14.0 million net of taxes) due primarily to lower than anticipated sales proceeds relating to the post closing adjustment process that was part of the sale agreement.

          Amounts included in Restructuring and Asset Impairment Charges in 1996 in the accompanying Consolidated Statements of Operations included cash items such as severance and other employee costs of $24.7 million, lease obligations of $12.6 million and other exit costs associated with facility closures and related to the implementation of the restructuring plan of $4.1 million, principally representing costs related to clean-up and restoration of facilities for either sale or return to the landlord.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12. RESTRUCTURING - (CONTINUED)

         Included in Restructuring and Asset Impairment Charges in 1996 was $68.7 million of non-cash charges principally consisting of: (a) asset write-downs to net realizable value for disposals of excess facilities and equipment and certain product lines ($22.5 million); (b) write-offs of redundant computer systems from the administrative back-office consolidations and outsourcing initiatives ($12.3 million); (c) write-off of intangibles relating to discontinued product lines ($10.1 million); (d) write-off of capitalized product and package design costs and other expenses related to exited product lines and SKU reductions ($9.0 million), and (e) losses related to the divestiture of certain non-core products and businesses ($14.8 million). The asset write-downs of $34.8 million included equipment taken out of service in 1996 (either abandoned in 1996 or sold in 1997) and accordingly, depreciation was not recorded subsequent to the date of the impairment charge. The losses of $14.8 million related to the divestiture of non-core products and businesses resulted from divesting of the time and temperature business (sold in March
1997) and Counselor/registered trademark/ and Borg/registered trademark/ scale product lines (sold in May 1997) and the sale of the textile mill in Biddeford, Maine in May 1997. These charges primarily represented the estimated non-cash loss to exit these products including fixed assets and inventory write-downs and other costs related to exiting these product lines.

         The $24.7 million for severance and other employee costs, including COBRA and other fringe benefits, related to approximately 3,700 positions that were planned to be eliminated as a result of the restructuring plan, excluding approximately 2,400 employees terminated from the furniture business for which severance was included in Loss on Sale of Discontinued Operations (see Note 13). The furniture business was sold in 1997. In 1996 and 1997, approximately 1,200 employees and 1,800 employees, respectively, were terminated from continuing operations. Due largely to attrition, the remaining planned terminations were not required. In 1997, the Company determined that its severance and related employee costs were less than originally accrued principally due to lower than expected severance and COBRA costs, and accordingly reversed accruals of $7.9 million in the third and fourth quarters. At December 31, 1997, the balance accrued of $1.2 million represented the remaining severance and related employee costs for certain employees terminated during 1997. During 1998, all amounts were expended.

         The amounts accrued at December 29, 1996, for Restructuring and Asset Impairment Charges recorded in fiscal 1996, exceeded amounts ultimately required principally due to reductions in anticipated severance costs of $7.9 million, as discussed above, and reductions in estimated lease payments of $6.7 million resulting from better than anticipated rentals received under sub-leases and favorable negotiation of lease terminations. Accordingly, the fiscal 1997 Consolidated Statement of Operations included $14.6 million of benefit ($5.8 million in the third quarter and $8.8 million in the fourth quarter of 1997) related to the reversal of accruals no longer required, which were recorded as these reduced obligations became known.

         In 1996, in conjunction with the initiation of the restructuring plan, the Company recorded additional charges totaling $129.1 million, reflected in Cost of Goods Sold; SG&A expense and Loss on Sale of Discontinued Operations. The charge included in Cost of Goods Sold ($60.8 million) principally represented inventory write-downs and anticipated losses on the disposition of the inventory as a result of the significant reduction in SKU's provided for in the restructuring plan. The write-down included $26.9 million related to raw materials, work-in process and finished goods for discontinued outdoor cooking products, principally grills and grills accessories and the balance related to raw materials, work-in-process and finished goods for other discontinued products including appliances, clippers and blankets. SG&A expense included period costs in 1997 and 1996 of $15.8 million and $10.1 million, respectively, relating to employee relocation and recruiting, outsourcing, equipment movement and package redesign costs expended as a result of the implementation of the restructuring plan. The Loss on Sale of Discontinued Operations of $58.2 million is discussed further in Note 13.

         At December 28, 1997, the Company had $5.2 million in liabilities accrued related to the 1996 restructuring plan, including $1.2 million of severance related costs and $4.0 million related to facility closures, which principally represented future lease payments (net of sub-leases) on exited facilities. During 1998, this liability was reduced by $4.0 million as a result of cash expenditures. At December 28, 1997, the Company had $3.0 million of warranty liabilities related to the discontinued furniture operations. During 1998, $2.5 million of this liability was liquidated.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12. RESTRUCTURING - (CONTINUED)

         The following table sets forth the details and the activity from the charges (in millions):

                                                                                                                    ACCRUAL
                                                             ACCRUAL       ADDITIONS                                BALANCE
                                                             BALANCE       CHARGED TO      CASH       NON-CASH    DECEMBER 29,
                                                         JANUARY 1, 1996    INCOME      REDUCTIONS   REDUCTIONS       1996
                                                         ---------------   ----------   ----------   ----------   ------------
Write-downs:
  Fixed assets, held for disposal, not in use               $  --           $ 34.8        $  --        $ 34.8        $   --
  Fixed assets, held for disposal, used until disposed       11.3             14.8           --          11.3          14.8
  Inventory on hand                                            --             60.8           --          60.8            --
  Other assets, principally trademarks and
    intangible assets                                          --             19.1           --          18.0           1.1
                                                            -----           ------        -----        ------        ------
                                                             11.3            129.5           --         124.9          15.9
                                                            -----           ------        -----        ------        ------
Restructuring accruals:
  Employee severance pay and fringes                           --             24.7          5.6            --          19.1
  Lease payments and termination fees                         2.5             12.6          2.5            --          12.6
  Other exit activity costs, principally
    facility closure expenses                                  --              4.1           --            --           4.1
                                                            -----           ------        -----        ------        ------
                                                              2.5             41.4          8.1            --          35.8
                                                            -----           ------        -----        ------        ------
Total restructuring and asset impairment accrual             13.8            170.9          8.1         124.9          51.7
                                                            -----           ------        -----        ------        ------
Other related period costs incurred:
  Employee relocation; equipment relocation and
    installation and other                                     --              3.2          3.2            --            --
  Transitional fees related to outsourcing arrangements        --              4.9          4.9            --            --
  Package redesign                                             --              2.0          2.0            --            --
                                                            -----           ------        -----        ------        ------
                                                               --             10.1         10.1            --            --
                                                            -----           ------        -----        ------        ------
Total included in continuing operations                      13.8            181.0         18.2         124.9          51.7
Total included in discontinued operations                      --             58.2           --            --          58.2
                                                            -----           ------        -----        ------        ------
                                                            $13.8           $239.2        $18.2        $124.9        $109.9
                                                            =====           ======        =====        ======        ======

                                      ACCRUAL                                                                             ACCRUAL
                                      BALANCE         ADDITIONS                                                           BALANCE
                                    DECEMBER 30,     CHARGED TO           CASH           NON-CASH                       DECEMBER 28,
                                       1996            INCOME          REDUCTIONS       REDUCTIONS     REVERSALS           1997
                                    ------------     ----------        ----------       ----------     ---------        -----------
Write-downs:
    Fixed assets, held for
      disposal, used
      until disposed                $ 14.8           $  --             $  --            $14.8          $  --            $  --
    Other assets,
      principally trademarks
      and intangible assets            1.1              --                --              1.1             --               --
                                    ------           -----             -----            -----          -----            -----
                                      15.9              --                --             15.9             --               --
                                    ------           -----             -----            -----          -----            -----
Restructuring accruals:
    Employee severance pay
      and fringes                     19.1              --              10.0               --            7.9              1.2
    Lease payments and
      termination fees                12.6              --               2.6               --            6.7              3.3
    Other exit activity costs,
      principally facility
      closure expenses                 4.1              --               3.4               --             --              0.7
                                    ------           -----             -----            -----          -----            -----
                                      35.8              --              16.0               --           14.6              5.2
                                    ------           -----             -----            -----          -----            -----
Total restructuring and
  asset impairment
  accrual                             51.7              --              16.0             15.9           14.6              5.2
Discontinued operations               58.2            22.5               6.1             71.6             --              3.0
                                    ------           -----             -----            -----          -----            -----
                                    $109.9           $22.5             $22.1            $87.5          $14.6            $ 8.2
                                    ------           -----             -----            -----          -----            -----

                                      ACCRUAL                                 ACCRUAL
                                      BALANCE                                 BALANCE
                                    DECEMBER 29,            CASH            DECEMBER 31,
                                        1997             REDUCTIONS             1998
                                    ------------         ----------         ------------
Restructuring accruals:
  Employees severance pay
    and fringes                     $1.2                 $1.2               $ --
  Leases payments and
    termination fees                 3.3                  2.1                1.2
  Other exit activity costs,
    principally facility
    closure expenses                 0.7                  0.7                 --
                                    ----                 ----               ----
Total restructuring accrual          5.2                  4.0                1.2
                                    ----                 ----               ----
Discontinued operations              3.0                  2.5                0.5
                                    ----                 ----               ----
                                    $8.2                 $6.5               $1.7
                                    ====                 ====               ====

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13. DISCONTINUED OPERATIONS

         As part of the 1996 restructuring plan, the Company also announced the divestiture of the furniture business, by a sale of assets. In February 1997, the Company entered into an agreement to sell the business to U.S. Industries, Inc. in a transaction that was completed on March 17, 1997. In connection with the furniture divestiture, the Company recorded a provision for estimated losses to be incurred on the sale of $39.1 million in 1996, net of applicable income tax benefits of $19.9 million. Although the discontinued furniture operations were profitable, net income had declined from $21.7 million in 1994 to $0.8 million in 1996. This decline, along with the Company's announcement that it intended to divest this line of business contributed to the loss on sale. Revenues for the discontinued furniture business were $51.6 million in the first quarter of 1997, $227.5 million in 1996 and $185.6 million in 1995. Results of operations were nominal in 1997 and 1996, down from $12.9 million (net of $7.9 million in taxes) in 1995. In connection with the sale of these assets (primarily inventory, property, plant and equipment), the Company received $69.0 million in cash. The Company retained accounts receivable related to the furniture business of approximately $50 million as of the closing date and retained certain liabilities. The final purchase price for the furniture business was subject to a post-closing adjustment based on the terms of the asset purchase agreement and in the first quarter of 1997, after completion of the sale, the Company recorded an additional loss of $14.0 million, net of applicable income tax benefits of $8.5 million.

         In addition to the furniture business divestiture, the Company also completed the sale of other product lines and assets in 1997 as part of its restructuring plan, including time and temperature products, Counselor/registered trademark/ and Borg/registered trademark/ scales and a textile facility. Losses incurred on the disposal of these assets, which consist primarily of write-downs of assets to net realizable value, are included in Restructuring and Asset Impairment Charges in 1996 in the Consolidated Statements of Operations.

14. SEGMENT, CUSTOMER AND GEOGRAPHIC DATA

         Throughout 1998 Sunbeam's operations were managed through four reportable segments: Household, Outdoor Leisure, International and Corporate. Reportable segments are identified by the Company based upon the distinct products manufactured (Household and Outdoor Leisure) or based upon the geographic region in which its products are distributed (International). The Company's reportable segments are all separately managed.

         The Household group consists of appliances (including mixers, blenders, food steamers, bread makers, rice cookers, coffee makers, toasters, irons and garment steamers), health products (including vaporizers, humidifiers, air cleaners, massagers, hot and cold packs and blood pressure monitors), scales, personal care products (including hair clippers and trimmers and related products for the professional beauty, barber and veterinarian trade and sales of products to commercial and institutional channels), blankets (including electric blankets, heated throws and mattress pads) and First Alert/registered trademark/ products (smoke and carbon monoxide detectors, fire extinguishers and home safety equipment).

         The Outdoor Leisure group includes outdoor recreation products (which encompass tents, sleeping bags, coolers, camping stoves, lanterns and outdoor heaters), outdoor cooking products (including gas and charcoal outdoor grills and grill parts and accessories), Powermate/registered trademark/ products (including portable power generators and air compressors), and Eastpak/registered trademark/ products (including backpacks and bags).

         The International group is managed through five regional subdivisions:
Europe, Latin America, Japan, Canada and East Asia. Europe includes the manufacture, sales and distribution of Campingaz/registered trademark/ products and sales and distribution in Europe, Africa and the Middle East of other Company products. The Latin American region includes the manufacture, sales and distribution throughout Latin America of small appliances, and sales and distribution of personal care products, professional clippers and related products, camping products and Powermate products. Japan includes the sales and distribution of primarily outdoor recreation products. Canada includes sales of substantially all the Company's products and East Asia encompasses sales and distribution in all areas of East Asia other than Japan of substantially all the Company's products.

         The Company's Corporate group provides certain management, accounting, legal, risk management, treasury, human resources, tax and management information services to all operating groups and also includes the operation of the Company's retail stores and the conduct of the Company's licensing activities.

         The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 1) except that certain bad debt expense is recorded at a consolidated level and included in the Corporate group. Sunbeam evaluates performance and allocates resources based upon profit or loss from operations before amortization, income taxes, minority interest, interest expense, non-recurring gains and losses and foreign exchange gains and losses. Intersegment sales and transfers are primarily recorded at cost.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14. SEGMENT, CUSTOMER AND GEOGRAPHIC DATA -  (CONTINUED)

      The following tables include selected financial information with respect to Sunbeam's four operating segments. Business segment information for prior years has been reclassified to conform to the current year presentation.

                                                                OUTDOOR
                                              HOUSEHOLD         LEISURE      INTERNATIONAL      CORPORATE           TOTAL
                                              ---------         -------      -------------      ---------           -----
YEAR ENDED DECEMBER 31, 1998
    Net sales to unaffiliated customers     $   714,568      $   677,526      $   413,864      $    30,913      $ 1,836,871
    Intersegment net sales ............          62,971          111,583           98,120             --            272,674
    Segment operating loss ............         (69,276)         (71,612)         (29,941)        (151,868)        (322,697)
    Segment assets ....................         864,745        1,782,994          413,755          344,023        3,405,517
    Segment depreciation expense ......          24,086           32,759            2,448            4,742           64,035

YEAR ENDED DECEMBER 28, 1997
    Net sales to unaffiliated customers     $   568,921      $   258,484      $   229,572      $    16,113      $ 1,073,090
    Intersegment net sales ............         100,355            3,520           64,549             --            168,424
    Segment operating earnings (loss) .          73,210            8,205           43,793          (42,915)          82,293
    Segment assets ....................         510,183          141,332          167,591          239,822        1,058,928
    Segment depreciation expense ......          15,358            9,494            3,204            3,872           31,928

YEAR ENDED DECEMBER 29, 1996
    Net sales to unaffiliated customers     $   555,215      $   245,600      $   183,267      $       154      $   984,236
    Intersegment net sales ............          48,961            8,940           30,012             --             87,913
    Segment operating (loss) earnings .         (37,598)          39,970            5,567          (62,355)         (54,416)
    Segment assets ....................         352,253          215,757           89,360          402,078        1,059,448
    Segment depreciation expense ......          25,950            9,180            2,464              741           38,335


Reconciliation of selected segment information to Sunbeam's consolidated totals for the years ended:

                                                        DECEMBER 31,     DECEMBER 28,     DECEMBER 29,
                                                           1998              1997             1996
                                                        ------------     ------------     ------------
Net sales:
Net sales for reportable segments .................     $ 2,109,545      $ 1,241,514      $ 1,072,149
Elimination of intersegment net sales .............        (272,674)        (168,424)         (87,913)
                                                        -----------      -----------      -----------
     Consolidated net sales .......................     $ 1,836,871      $ 1,073,090      $   984,236
                                                        ===========      ===========      ===========

Segment (loss) earnings:
Total (loss) earnings for reportable segments .....     $  (322,697)     $    82,293      $   (54,416)
Unallocated amounts:
    Interest expense ..............................        (131,091)         (11,381)         (13,588)
    Other (income) expense, net ...................           4,768              (12)          (3,738)
    Amortization of intangible assets .............         (43,830)          (7,829)          (9,094)
    Provision for inventory (Notes 11 and 12) .....         (95,830)            --            (60,800)
    Asset impairment (Notes 2 and 11) .............        (101,894)            --               --
    Issuance of warrants (Note 2) .................         (70,000)            --               --
    Former employees deferred
         compensation and severance (Note 8) ......         (31,200)            --               --
    Restructuring benefit (charges) (Note 12)......            --             14,582         (110,122)
    Restructuring related charges (Note 12) .......            --            (15,800)         (10,047)
    Reversals of reserves no longer required ......            --             27,963             --
    Other (charges) benefit........................          (4,574)           2,854             --
                                                        -----------      -----------      -----------
                                                           (473,651)          10,377         (207,389)
                                                        -----------      -----------      -----------
      Consolidated (loss) earnings from
       continuing operations before income taxes,
       minority interest and extraordinary charge       $  (796,348)     $    92,670      $  (261,805)
                                                        ===========      ===========      ===========

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14. SEGMENT, CUSTOMER AND GEOGRAPHIC DATA - (CONTINUED)

ENTERPRISE-WIDE DISCLOSURES

         Net sales from the Company's Household products represented 50%, 73% and 74% of consolidated net sales in 1998, 1997 and 1996, respectively. Net sales from the Company's Outdoor Leisure products represented 50%, 25% and 26% of consolidated net sales in 1998, 1997 and 1996, respectively.

                                                   FISCAL YEARS ENDED
Geographic Area Data                        1998           1997          1996
                                         ----------     ----------     ----------
Net sales to unaffiliated customers:
     United States .................     $1,423,007     $  843,518     $  800,969
     Europe ........................        170,910         17,415         18,872
     Latin America .................        158,670        164,044        125,072
     Other .........................         84,284         48,113         39,323
                                         ----------     ----------     ----------
Total net sales ....................     $1,836,871     $1,073,090     $  984,236
                                         ==========     ==========     ==========
Identifiable assets:
     United States .................     $2,991,762     $  891,337     $  970,088
     Europe ........................        244,670          9,703         15,476
     Latin America .................         80,943        127,036         54,921
     Other .........................         88,142         30,852         18,963
                                         ----------     ----------     ----------
Total identifiable assets ..........     $3,405,517     $1,058,928     $1,059,448
                                         ==========     ==========     ==========

         Revenue from one customer in Sunbeam's Household and Outdoor Leisure segments accounted for approximately 18%, 20% and 19% of consolidated net sales in 1998, 1997 and 1996, respectively.

15. COMMITMENTS AND CONTINGENCIES

SEC INVESTIGATION

         By letter dated June 17, 1998, the staff of the Division of Enforcement of the SEC advised the Company that it was conducting an informal inquiry into the Company's accounting policies and procedures and requested that the Company produce certain documents. On July 2, 1998, the SEC issued a Formal Order of Private Investigation, designating officers to take testimony and pursuant to which a subpoena duces tecum was served on the Company requiring the production of certain documents. On November 4, 1998, the Company received another SEC subpoena duces tecum requiring the production of further documents. The Company has provided numerous documents to the SEC staff and continues to cooperate fully with the SEC staff. The Company cannot predict the term of such investigation or its potential outcome.

LITIGATION

         On April 23, 1998, two class action lawsuits were filed on behalf of purchasers of the Company's common stock in the U.S. District Court for the Southern District of Florida against the Company and some of its present and former directors and former officers alleging violations of the federal securities laws as discussed below (the "Consolidated Federal Actions"). After that date, approximately fifteen similar class actions were filed in the same Court. One of the lawsuits also named as defendant Arthur Andersen LLP, the Company's independent accountants for the period covered by the lawsuit.

         On June 16, 1998, the Court entered an Order consolidating all these suits and all similar class actions subsequently filed and providing time periods for the filing of a consolidated amended complaint and defendants' response thereto. On June 22, 1998, two groups of plaintiffs made motions to be appointed lead plaintiffs and to have their selection of counsel approved as lead counsel. On July 20, 1998, the Court entered an Order appointing lead plaintiffs and lead counsel. This Order also stated that it "shall apply to all subsequently filed actions which are consolidated herewith." On August 28, 1998, plaintiffs in one of the subsequently filed actions filed an objection to having their action consolidated pursuant to the June 16, 1998 Order, arguing that the class period in their action differs from the class periods in the originally filed consolidated actions. On December 9, 1998, the Court entered an Order overruling plaintiffs' objections and affirming its prior Order appointing lead plaintiffs and lead counsel.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

15. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

         On January 6, 1999, plaintiffs filed a consolidated amended class action complaint against the Company, some of its present and former directors and former officers, and Arthur Andersen LLP. The consolidated amended class action complaint alleges that, in violation of section 10(b) of the Exchange Act and SEC Rule 10b-5, defendants made material misrepresentations and omissions regarding the Company's business operations, future prospects and anticipated earnings per share, in an effort to artificially inflate the price of the common stock and call options, and that, in violation of section 20(a) of the Exchange Act, the individual defendants exercised influence and control over the Company, causing the Company to make material misrepresentations and omissions. The consolidated amended complaint seeks an unspecified award of money damages. On February 5, 1999, plaintiffs moved for an order certifying a class consisting of all persons and entities who purchased Sunbeam common stock or who purchased call options or sold put options with respect to Sunbeam common stock during the period April 23, 1997 through June 30, 1998, excluding the defendants, their affiliates, and employees of Sunbeam. Defendants have filed a response to the motion for class certification. On March 8, 1999, all defendants who had been served with the consolidated amended class action complaint moved to dismiss it. Under the Private Securities Litigation Reform Act of 1995, all discovery in the consolidated action is stayed pending resolution of the motions to dismiss.

         On April 7, 1998, a purported derivative action was filed in the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against the Company and some of its present and former directors and former officers. The action alleged that the individual defendants breached their fiduciary duties and wasted corporate assets when the Company granted stock options at an exercise price of $36.85 to three of its officers and directors (who were subsequently terminated) on or about February 2, 1998. On June 25, 1998, all defendants filed a motion to dismiss the complaint for failure to make a presuit demand on Sunbeam's Board of Directors. On October 22, 1998, the plaintiff amended the complaint against all but one of the defendants named in the original complaint. On February 19, 1999, plaintiff filed a second amended derivative complaint nominally on behalf of Sunbeam against some of its present and former directors and former officers and Arthur Andersen LLP. The second amended complaint alleges, among other things, that Messrs. Dunlap and Kersh (the Company's former Chairman and Chief Executive Officer and Chief Financial Officer, respectively) caused Sunbeam to employ fraudulent accounting procedures in order to enable them to secure new employment contracts, and seeks an award of damages and other declaratory and equitable relief. The plaintiff has agreed that defendants need not respond to the second amended complaint until May 14, 1999. As described below, the Company and the plaintiff have moved the Court for injunctive relief against Messrs. Dunlap and Kersh with respect to the arbitration action brought by them.

         On June 25, 1998, four purported class actions were filed in the Court of Chancery of the State of Delaware in New Castle County by minority shareholders of Coleman against Coleman, the Company and some of the Company's and Coleman's present and former officers and directors. An additional class action was filed on August 10, 1998, against the same parties. The complaints in these class actions allege, in essence, that the existing exchange ratio for the proposed Coleman merger is no longer fair to Coleman's public shareholders as a result of the decline in the market value of the common stock. On October 21, 1998, the Company announced that it had entered into a Memorandum of Understanding to settle, subject to court approval, the class actions. Under the terms of the proposed settlement, if approved by the Court the Company will issue to the Coleman public shareholders, and plaintiff's counsel in this action, warrants to purchase up to approximately 4.98 million shares of the Company's common stock at a cash exercise price of $7 per share, subject to certain anti-dilution provisions. These warrants will generally have the same terms as the warrants issued to an affiliate of M&F (see Note 2) and will be issued when the Coleman merger is consummated, which is now expected to be during the second half of 1999. Issuance of these warrants will be accounted for as additional purchase consideration. There can be no assurance that the Court will approve the settlement as proposed.

         During the months of August and October 1998, purported class action and derivative lawsuits were filed in the Court of Chancery of the State of Delaware in New Castle County and in the U.S. District Court for the Southern District of Florida by shareholders of the Company against the Company, M&F and certain of the Company's present and former directors. These complaints allege that the defendants breached their fiduciary duties when the Company entered into a settlement agreement whereby M&F and its affiliates released the Company from certain claims they may have had arising out of the Company's acquisition of M&F's interest in Coleman, and M&F agreed to provide management support to the Company. Under the settlement agreement, M&F was granted a five-year warrant to purchase up to an additional 23 million shares of Sunbeam's common stock at an exercise price of $7 per share, subject to certain anti-dilution provisions. The plaintiffs have requested an injunction against issuance of stock to M&F pursuant to exercise of the warrants and unspecified money damages. These complaints also allege that the rights of the public shareholders have been compromised, as the settlement would normally require shareholders' approval under the rules and regulations of the New York Stock Exchange ("NYSE"). The Audit Committee of the Company's Board of Directors determined that obtaining such shareholders' approval would have seriously jeopardized the financial viability of the Company, which is an allowable exception to the NYSE

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

15. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

shareholders' approval requirements. By Order of the Court of Chancery dated January 7, 1999, the derivative actions filed in that Court were consolidated and the Company has moved to dismiss such action. The action filed in the U.S. District Court for the Southern District of Florida has been dismissed.

         On September 16, 1998, an action was filed in the 56th Judicial District Court of Galveston County, Texas alleging various claims in violation of the Texas Securities Act and Texas Business & Commercial Code as well as common law fraud as a result of the Company's alleged misstatements and omissions regarding the Company's financial condition and prospects during a period beginning May 1, 1998 and ending June 16, 1998, in which the plaintiffs engaged in transactions in the Company's common stock. The Company is the only named defendant in this action. The complaint requests recovery of compensatory damages, punitive damages and expenses in an unspecified amount. This action was removed to the U.S. District Court for the Southern District of Texas and subsequently has been transferred to the Southern District of Florida, the forum for the Consolidated Federal Actions.

         On October 30, 1998, a class action lawsuit was filed on behalf of certain purchasers of the Debentures in the U.S. District Court of the Southern District of Florida against the Company and some of the Company's former officers and directors, alleging violations of the federal securities laws and common law fraud. The complaint alleges that the Company's offering memorandum used for the marketing of the Debentures contained false and misleading information regarding the Company's financial position and that the defendants engaged in a plan to inflate the Company's earnings for the purpose of defrauding the plaintiffs and others. This action has been transferred to the Southern District of Florida, the forum for the Consolidated Federal Actions, and the parties have negotiated a proposed coordination plan in order to coordinate proceedings in this action with those in the Consolidated Federal Actions.

         The Company has been named as a defendant in an action filed in the District Court of Tarrant County, Texas, 48th Judicial District, on November 20, 1998, which was served on the Company through the Secretary of State of Texas on January 15, 1999. The plaintiffs in this action are purchasers of the Debentures. The plaintiffs allege that the Company violated the Texas Securities Act and the Texas Business & Commercial Code and committed state common law fraud by materially misstating the financial position of the Company in connection with the offering and sale of the Debentures. The complaint seeks rescission, as well as compensatory and exemplary damages in an unspecified amount. The Company specially appeared to assert an objection to the Texas Court's exercise of personal jurisdiction over the Company, and a hearing on this objection was held on April 15, 1999. The Court has issued a letter ruling advising the parties that it would grant the Company's special appearance and sustain the challenge to personal jurisdiction. The plaintiffs have moved for reconsideration of this decision. Plaintiffs had also moved for partial summary judgment on their Texas Securities Act claims, but, in light of the Court's decision on the special appearance, the hearing on the summary judgment motion has been cancelled.

         On April 12, 1999, a class action lawsuit was filed in the U.S. District Court for the Southern District of Florida. The lawsuit was filed on behalf of persons who purchased the Debentures during the period of March 20, 1998 through June 30, 1998, inclusive, but after the initial offering of such Debentures. The complaint asserts that Sunbeam made material omissions and misrepresentations that had the effect of inflating the market price of the Debentures. The complaint names as defendants the Company, its former auditor, Arthur Andersen LLP and two former Sunbeam officers, Messrs. Dunlap and Kersh. The plaintiff is an institution which allegedly acquired in excess of $150,000,000 face amount of the Debentures and now seeks unspecified money damages. The Company was served on April 16, 1999 in connection with this pending lawsuit. The Company will advise the Court of the pending Consolidated Federal Actions and request transfer of the action.

         On February 9, 1999, Messrs. Dunlap and Kersh filed with the American Arbitration Association demands for arbitration of claims under their respective employment agreements with Sunbeam. Messrs. Dunlap and Kersh are requesting a finding by the arbitrator that they were terminated by the Company without cause and should be awarded the corresponding benefits set forth in their respective employment agreements. On March 12, 1999, Sunbeam asked the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida to issue an injunction prohibiting Messrs. Dunlap and Kersh from pursuing their arbitration proceedings against Sunbeam on the ground that the simultaneous litigation of the April 7, 1998 action and these arbitration proceedings would subject Sunbeam to the threat of inconsistent adjudications with respect to certain rights to compensation asserted by Messrs. Dunlap and Kersh. On March 19, 1999, the plaintiff in the April 7, 1998 action discussed above moved for a similar injunction on the ground that the arbitration proceedings threatened irreparable harm to Sunbeam and its shareholders. On March 26, 1999, Messrs. Dunlap and Kersh filed a response in opposition to the motions for injunctive relief. A hearing on the motions for injunctive relief has been held and, as a result of Sunbeam's motion for preliminary injunction, administration of the arbitrations has been suspended until May 10, 1999.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

15. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

         On March 23, 1999, Messrs. Dunlap and Kersh filed a complaint in the Court of Chancery of the State of Delaware seeking an order directing Sunbeam to advance attorneys' fees and other expenses incurred in connection with various state and federal class and derivative actions and an investigation instituted by the SEC. The complaint alleges that such advancements are required by Sunbeam's by-laws and by a forebearance agreement entered into between Sunbeam and Messrs. Dunlap and Kersh in August 1998. The Company has filed its answer to the complaint and the Court of Chancery has scheduled a trial of this summary proceeding to be held on June 15, 1999.

         The Company intends to vigorously defend each of the foregoing lawsuits other than those as to which a Memorandum of Understanding to settle has been reached, but cannot predict the outcome and is not currently able to evaluate the likelihood of the Company's success in each case or the range of potential loss. However, if the foregoing actions were determined adversely to the Company, such judgements would likely have a material adverse effect on the Company's financial position, results of operations and cash flows.

         On July 2, 1998, the American Insurance Company ("American") filed suit against the Company in the U.S. District Court for the Southern District of New York requesting a declaratory judgment of the Court that the directors' and officers' liability insurance policy for excess coverage issued by American was invalid and/or had been properly canceled by American. The Company's motion to transfer such action to the federal district court in which the Consolidated Federal Actions are currently pending was recently denied. The case is now in discovery. On October 20, 1998, an action was filed by Federal Insurance Company in the U.S. District Court for the Middle District of Florida requesting the same relief as that requested by American in the previously filed action as to additional coverage levels under the Company's directors' and officers' liability insurance policy. This action has been transferred to the U.S. District Court for the Southern District of Florida and is currently in discovery. On December 22, 1998, an action was filed by Executive Risk Indemnity, Inc. in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida requesting the same relief as that requested by American and Federal in their previously filed actions as to additional coverage levels under the Company's directors' and officers' liability insurance policy. On April 15, 1999, the Company filed an action in the U.S. District Court for the Southern District of Florida against the National Union Fire Insurance Company of Pittsburgh, PA, Gulf Insurance Company and St. Paul Mercury Insurance Company requesting, among other things, a declaratory judgment that National Union is not entitled to rescind its liability insurance policy to the Company and a declaratory judgment that the Company is entitled to coverage from these insurance companies for various lawsuits described herein under liability insurance policies issued by each of the defendants. The Company intends to pursue recovery from all of its insurers if damages are awarded against the Company or its indemnified officers and/or directors under any of the foregoing actions. The Company's failure to obtain such insurance recoveries following an adverse judgement in any of the foregoing actions could have a material adverse effect on the Company's financial position, results of operations and cash flows.

         The Company and its subsidiaries are also involved in various lawsuits arising from time to time that the Company considers to be ordinary routine litigation incidental to its business. In the opinion of the Company, the resolution of these routine matters, and of certain matters relating to prior operations, individually or in the aggregate, will not have a material adverse effect upon the financial position, results of operations, or cash flows of the Company.

         In the fourth quarter of 1996, the Company recorded a $12.0 million charge related to a case for which an adverse development arose near year-end. In 1997, this case was favorably resolved and, as a result, $8.1 million of the charge established in 1996 was reversed into income primarily in the fourth quarter of 1997.

         As of December 31, 1998 and December 28, 1997, the Company had established accruals for litigation matters, including legal fees, of $31.2 million and $9.9 million, respectively. The Company believes, based on existing information, that anticipated probable costs of litigation matters existing as of December 31, 1998 have been adequately reserved to the extent determinable.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

15. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

ENVIRONMENTAL MATTERS

         The Company's operations, like those of comparable businesses, are subject to certain federal, state, local and foreign environmental laws and regulations in addition to laws and regulations regarding labeling and packaging of products and the sales of products containing certain environmentally sensitive materials ("Environmental Laws"). The Company believes it is in substantial compliance with all Environmental Laws which are applicable to its operations. Compliance with Environmental Laws involves certain continuing costs; however, such costs of ongoing compliance have not resulted, and are not anticipated to result, in a material increase in the Company's capital expenditures or to have a material adverse effect on the Company's results of operations, financial condition or competitive position.

         In addition to ongoing environmental compliance at its operations, the Company also is actively engaged in certain environmental remediation activities many of which relate to divested operations. As of December 31, 1998, the Company has been identified by the United States Environmental Protection Agency ("EPA") or a state environmental agency as a potentially responsible party ("PRP") in connection with seven sites subject to the federal Superfund Act and five sites subject to state Superfund laws comparable to the federal law (collectively the "Environmental Sites"), exclusive of sites at which the Company has been designated (or expects to be designated) as a de minimis (less than 1%) participant.

         The Superfund Act, and related state environmental remediation laws, generally authorize governmental authorities to remediate a Superfund site and to assess the costs against the PRPs or to order the PRPs to remediate the site at their expense. Liability under the Superfund Act is joint and several and is imposed on a strict basis, without regard to degree of negligence or culpability. As a result, the Company recognizes its responsibility to determine whether other PRPs at a Superfund site are financially capable of paying their respective shares of the ultimate cost of remediation of the site. Whenever the Company has determined that a particular PRP is not financially responsible, it has assumed for purposes of establishing reserve amounts that such PRP will not pay its respective share of the costs of remediation. To minimize the Company's potential liability with respect to the Environmental Sites, the Company has actively participated in steering committees and other groups of PRPs established with respect to such sites. The Company currently is engaged in active remediation activities at 12 sites, seven of which are among the Environmental Sites referred to above, and five of which have not been designated as Superfund sites under federal or state law.

         The Company has established reserves, in accordance with SFAS No. 5, ACCOUNTING FOR CONTINGENCIES, to cover the anticipated probable costs of remediation, based upon periodic reviews of all sites for which the Company has, or may have remediation responsibility. The amount of such reserves was $25.0 million at December 31, 1998 and $24.0 million at December 28, 1997. The Company continues to pursue the recovery of some environmental remediation costs from certain of its liability insurance carriers; however, such potential recoveries have not been offset against potential liabilities and have not been considered in determining the Company's environmental reserves. Due to uncertainty over remedial measures to be adopted at some sites, the possibility of changes in Environmental Laws and regulations and the fact that joint and several liability with the right of contribution is possible at federal and state Superfund sites, the Company's ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of December 31, 1998.

         In the fourth quarter of 1996, a comprehensive review of all environmental exposures was performed, and the Company accelerated its strategy for the resolution and settlement of certain environmental claims. As a result, the Company recorded additional environmental reserves of approximately $9.0 million in the fourth quarter of 1996. The Company believes, based on existing information, that the costs of completing environmental remediation of all sites for which the Company has a remediation responsibility have been adequately reserved, and that the ultimate resolution of these matters will not have a material adverse effect upon the Company's financial condition, results of operations or cash flows.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

15. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

PRODUCT LIABILITY MATTERS

         The Company is party to various personal injury and property damage lawsuits relating to its products and incidental to its business. Annually, the Company sets its product liability insurance program based on the Company's current and historical claims experience and the availability and cost of insurance. The Company's program for 1998 was comprised of a self-insurance retention of $2.5 million per occurrence.

         Cumulative amounts estimated to be payable by the Company with respect to pending and potential claims for all years in which the Company is liable under its self-insurance retention have been accrued as liabilities. Such accrued liabilities are necessarily based on estimates taking into account prior experience, numbers of claims and other relevant factors; thus, the Company's ultimate liability may exceed or be less than the amounts accrued. The methods of making such estimates and establishing the resulting liability are reviewed periodically and any adjustments resulting therefrom are reflected in current operating results.

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

LEASES

         The Company rents certain facilities, equipment and retail stores under operating leases. Rental expense for operating leases amounted to $28.1 million in 1998, $7.4 million for 1997 and $8.0 million for 1996. The minimum future rentals due under noncancelable operating leases as of December 31, 1998 aggregated to $167.6 million. The amounts payable in each of the years 1999-2003 and thereafter are $34.6 million, $33.7 million, $17.1 million, $13.5 million, $9.7 million and $59.0 million, respectively.

         In connection with a warehouse expansion related to the electric blanket business, the Company entered into a $5 million capital lease obligation in 1996.

CERTAIN DEBT OBLIGATIONS

         Responsibility for servicing certain debt obligations of the Company's predecessor were assumed by third parties in connection with the acquisition of former businesses, although the Company's predecessor remained the primary obligor in accordance with the respective loan documents. Such obligations, which amounted to approximately $17.3 million at December 31, 1998, and the corresponding receivables from the third parties, are not included in the Consolidated Balance Sheets since these transactions occurred prior to the issuance of SFAS No. 76, EXTINGUISHMENT OF DEBT. Management believes that the third parties will continue to meet their obligations pursuant to the assumption agreements.

PURCHASE AND OTHER COMMITMENTS

         In conjunction with the sale of the Biddeford, Maine textile mill in 1997, the Company entered into a five-year agreement to purchase blanket shells from the mill. The agreement provides for a minimum purchase commitment each year of the contract. As of December 31, 1998, the Company had remaining minimum commitments under the contract of approximately $104 million.

         In connection with Coleman's 1995 purchase of substantially all of the assets of Active Technologies, Inc. ("ATI"), the Company may be required to make payments to the predecessor owner of ATI of up to $18.8 million based on the Company's sales of ATI related products and royalties received by the Company for licensing arrangements related to ATI patents. As of December 31, 1998, the amounts paid under the terms of this agreement have been immaterial.

16. RELATED PARTY TRANSACTIONS

SERVICES PROVIDED BY M&F

         Pursuant to the settlement agreement with M&F, M&F agreed to make certain executive management personnel available to the Company and to provide certain management assistance to Sunbeam. The Company does not reimburse M&F for such services, other than reimbursement of out-of-pocket expenses paid to third parties. (See Note 2.)

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

16. RELATED PARTY TRANSACTIONS -(CONTINUED)

LIQUIDATION OF OPTIONS

         The Company expects to acquire the remaining approximately 20% equity interest in Coleman in the second half of 1999. Upon the consummation of the merger transaction, the unexercised options under Coleman's stock option plans will be cashed out at a price per share equal to the difference between $27.50 per share and the exercise price of such options. Ronald O. Perelman, the sole stockholder of M&F, holds 500,000 options for which he will receive a net payment of $6,750,000. Mr. Shapiro and Ms. Clark, executive officers of the Company, hold 77,500 and 25,000 options, respectively, for which they will receive net payments of $823,000 and $275,005, respectively.

ARRANGEMENTS BETWEEN COLEMAN AND M&F

         Coleman and an affiliate of M&F are parties to a cross-indemnification agreement pursuant to which Coleman has agreed to indemnify such affiliate, its officers, directors, employees, control persons, agents and representatives against all past, present and future liabilities, including product liability and environmental matters, related to the initial assets of Coleman, which Coleman acquired from such affiliate in December 1991. In addition, pursuant to this cross-indemnification agreement, the M&F affiliate has agreed to indemnify Coleman and its officers, directors, employees, agents and representatives against all other liabilities of such M&F affiliate or any of its subsidiaries, including liabilities relating to the assets it did not transfer to Coleman in December 1991. This cross-indemnification agreement will survive the Coleman merger.

         Coleman previously was included in the consolidated tax group for the M&F companies and was a party to a tax sharing agreement with a M&F affiliate, pursuant to which Coleman paid to such affiliate the amount of taxes which would have been paid by Coleman if it were required to file separate federal, state or local income tax returns. The tax sharing agreement was terminated upon the acquisition of Coleman; however, the acquisition agreement provides for certain tax indemnities and tax sharing payments among the Company and the M&F affiliates relating to periods prior to the acquisition.

LEASE OF OFFICE SPACE

         During 1998, the Company sublet office space in New York City from an affiliate of M&F. The expense for such rent during 1998 was approximately $130,000. The lease was terminated in 1999.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

17. UNAUDITED QUARTERLY FINANCIAL DATA

                                                              FISCAL 1998 (a)

                                                 FIRST       SECOND        THIRD       FOURTH
                                                QUARTER      QUARTER      QUARTER      QUARTER
                                               ---------    ---------    ---------    ---------
                                                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Net sales ................................     $   247.6    $   578.5    $   496.0    $   514.8
Gross profit (loss) ......................          33.8        (52.5)        67.4         (0.6)
Operating loss............................         (37.4)      (193.3)      (161.0)      (278.3)
Loss from continuing operations before
     extraordinary charge.................         (45.6)      (241.0)      (188.9)      (300.0)
Basic and diluted loss per share from
     continuing operations before
     extraordinary charge.................         (0.53)       (2.39)       (1.88)       (2.98)
Extraordinary charge .....................          (8.6)      (103.1)          --        (10.7)
Net loss .................................         (54.1)      (344.1)      (188.9)      (310.8)
Basic and diluted loss per share .........         (0.63)       (3.41)       (1.88)       (3.09)

                                                              FISCAL 1997 (a)(b)

                                                 FIRST       SECOND        THIRD       FOURTH
                                                QUARTER      QUARTER      QUARTER      QUARTER
                                               ---------    ---------    ---------    ---------
                                                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

Net sales ................................     $   252.5    $   271.4    $   286.8    $   262.4
Gross profit .............................          58.3         55.3         76.5         52.1
Operating earnings .......................          17.1         16.8         45.1         25.1
Earnings from continuing
     operations ..........................           9.0          8.7         27.5          7.1
Basic earnings per share
     from continuing operations ..........          0.11         0.10         0.32         0.08
Diluted earnings per share
     from continuing operations ..........          0.11         0.10         0.31         0.08
(Loss) on sale of discontinued operations,
     net of taxes ........................         (13.7)          --         (2.7)         2.4
Net (loss) earnings ......................          (4.7)         8.7         24.8          9.5
Basic (loss) earnings per share ..........         (0.06)        0.10         0.29         0.11
Diluted (loss) earnings per share ........         (0.06)        0.10         0.28         0.11

(a) Due to the net loss incurred, earnings per share calculations exclude common stock equivalents for all four quarters and for the year in 1998 and for the first and third quarters in 1997. Earnings (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings (loss) per share in 1998 and 1997 does not equal the total computed for the year.

(b) Each quarter consists of a 13-week period.

         During 1998, significant unusual charges affected the respective quarters as follows:

                                                 FIRST          SECOND             THIRD            FOURTH
                                                QUARTER         QUARTER           QUARTER           QUARTER
                                               ---------       ---------         ---------         ---------
Compensation agreements with former
    senior officers (Note 8)..............      $ 31.2          $    --           $   --            $   --
Excess and obsolete inventory reserves
    (Note 11).............................          --             84.0              2.2               9.6
Facilities impairment charges (Note 11)...          --             29.6              3.1               6.7
Warrants issued to M&F (Note 2)...........          --               --             70.0                --
Costs associated with financial statement
    restatement...........................          --               --             10.8               9.6
Goodwill impairment (Note 2)..............          --               --               --              62.5
                                                ------          -------           ------            ------
Total.....................................      $ 31.2          $ 113.6           $ 86.1            $ 88.4
                                                ======          =======           ======            ======


     During the first, second, third and fourth quarters of fiscal 1997, approximately $0.5 million, $4.5 million, $1.5 million and $21.5 million, respectively, of pre-tax liabilities no longer required were reversed and taken into income. Included in these reserves is the $8.1 million litigation reserve reversal discussed in Note 15. Also, during the third and fourth quarters of fiscal 1997, approximately $5.8 million and $8.8 million, respectively, of restructuring reserves no longer required were reversed and taken into income, as discussed in Note 12. Additionally, during the fourth quarter of fiscal 1997, approximately $13.3 million of tax liabilities no longer required were reversed and taken into income.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                        FISCAL YEARS 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                ADDITIONS
                                              BALANCE AT      CHARGED TO     RESERVES                  BALANCE AT
                                              BEGINNING        COSTS AND       FROM                      END OF
DESCRIPTION                                   OF PERIOD        EXPENSES     ACQUISITIONS   DEDUCTIONS    PERIOD
-----------                                   ----------      -----------   ------------   ----------  ----------
Allowance for doubtful accounts
  and cash discounts:
Fiscal year ended                                                                          $25,050 (b)
   December 31, 1998................          $30,033          $32,919        $15,216           93 (c)  $53,025
                                              =======          =======        =======      =======      =======
                                                                                           $(2,000)(a)
Fiscal year ended                                                                            8,948 (b)
 December 28, 1997..................          $19,701          $17,297        $    --           17 (c)  $30,033
                                              =======          =======        =======      =======      =======
                                                                                           $  (233)(a)
Fiscal year ended                                                                           19,911 (b)
 December 29, 1996..................          $12,326          $27,053        $    --           -- (c)  $19,701
                                              =======          =======        =======      =======      =======


Notes: (a) Reclassified to/from accrued liabilities for customer deductions.
       (b) Accounts written off as uncollectible.
       (c) Foreign currency translation adjustment.
       (d) Reserve balances of acquired companies at acquisition date.

                                 EXHIBIT INDEX

EXHIBIT
   NO.                                  DESCRIPTION
--------          --------------------------------------------------------------
3.a               Amended and Restated Certificate of Incorporation of Sunbeam (3)
3.b               By-laws of Sunbeam, as amended (11)
4.a               Indenture dated as of March 25, 1998, by and among the Company and Bank of New York Trust, with respect to the Zero Coupon Convertible Senior Subordinated Debentures due 2018 (8)
4.b               Registration Rights Agreement dated March 25, 1998, by and among the Company and Morgan Stanley & Co.,
                  Inc., with respect to the Zero Coupon Convertible Senior Subordinated Debentures due 2018 (8)
4.c               Registration Rights Agreement, dated as of March 29, 1998, between the Company and Coleman (Parent)
                  Holdings, Inc. (9)
4.d               Settlement Agreement, dated as of August 12, 1998, by and between the Company and Coleman (Parent)
                  Holdings, Inc. (10)
4.e               Amendment to Registration Rights Agreement, dated as of August 12, 1998, between the Company and Coleman
                  (Parent) Holdings, Inc. (11)
10.a              Employment Agreement dated as of February 20, 1998, by and between Sunbeam and Albert J. Dunlap (7)
10.b              Employment Agreement dated as of February 20, 1998, by and between Sunbeam and Russell A. Kersh (7)
10.c              Employment Agreement dated as of February 20, 1998, by and between Sunbeam and David C. Fannin (7)
10.d              Employment Agreement dated as of January 1, 1997, by and between Sunbeam and Donald Uzzi (5)
10.e              Sunbeam Executive Benefit Replacement Plan (7)
10.f              Amended and Restated Sunbeam Corporation Stock Option Plan (12)
10.g              Performance Based Compensation Plan (7)
10.h              Tax Sharing Agreement dated as of October 31, 1990, by and among Sunbeam, SAIL, SOHO, Montey and the subsidiaries of Sunbeam listed therein (1)
10.i              Receivables Sale and Contribution Agreement dated as of December 4, 1997, between Sunbeam Products, Inc.
                  and Sunbeam Asset Diversification, Inc. (7)
10.j              Receivables Purchase and Servicing Agreement dated as of December 4, 1997, between Sunbeam Products,
                  Inc., Llama Retail, L.P., Capital USA, LLC and Sunbeam Asset Diversification, Inc. (7)
10.k              Agreement and Plan of Merger among Sunbeam Corporation, Laser Acquisition Corp., CLN Holdings, Inc., and
                  Coleman (Parent) Holdings, Inc. dated as of February 27, 1998 (7)
10.l              Agreement and Plan of Merger among Sunbeam Corporation, Camper Acquisition Corp., and The Coleman
                  Company, Inc. dated as of February 27, 1998 (7)
10.m              Agreement and Plan of Merger between Sunbeam Corporation, Java Acquisition Corp., and Signature Brands
                  USA, Inc. dated as of February 28, 1998 (7)
10.n              Stock Purchase Agreement among Java Acquisition Corp. and the Sellers named therein dated as of February
                  28, 1998 (7)
10.o              Agreement and Plan of Merger by and among Sunbeam Corporation, Sentinel Acquisition Corp., and First
                  Alert, Inc. dated as of February 28, 1998 (7)
10.p              Stock Sale Agreement among Sunbeam Corporation and the Shareholders named therein dated as of February
                  28, 1998 (7)
10.q              Credit Agreement dated as of March 30, 1998, among Sunbeam Corporation, the Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., Bank of America National Trust and Savings
                  Association and First Union National Bank (8)
10.r              First Amendment to Credit Agreement dated as of May 8, 1998, among Sunbeam Corporation, the Subsidiary
                  Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., Bank America
                  National Trust and Savings Association and First Union National Bank (8)
10.s              Second Amendment to Credit Agreement dated as of June 30, 1998, among the Company, the Subsidiary
                  Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., Bank America
                  National Trust and Savings Association and First Union National Bank (11)

10.t              Third Amendment to Credit Agreement dated as of October 19, 1998, among the Company, the Subsidiary
                  Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., Bank America
                  National Trust and Savings Association and First Union National Bank (11)
10.u              Fourth Amendment to Credit Agreement dated as of April 10, 1999, among the Company, the Subsidiary
                  Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., Bank America
                  National Trust and Savings Association and First Union National Bank (13)
10.v              Fifth Amendment to Credit Agreement, Third Waiver and Agreement dated as of April 15, 1999; among the
                  Company, the Subsidiary Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Funding.
                  Bank America National Trust and Savings Association and First Union National Bank (13)
10.w              Employment Agreement between the Company and Jerry W. Levin dated June 15, 1998 (11)
10.x              Employment Agreement between the Company and Paul Shapiro dated June 15, 1998 (11)
10.y              Employment Agreement between the Company and Bobby Jenkins dated June 15, 1998 (11)
10.z              Agreement between the Company and David Fannin dated August 20, 1998 (11)
10.aa             First Amendment to Receivables Sale and Contribution Agreement dated April 2, 1998, between Sunbeam
                  Products, Inc. and Sunbeam Asset Diversification, Inc. (11)
10.bb             First Amendment to Receivables Purchase and Servicing Agreement dated April 2, 1998, between Llama Retail
                  Funding, L.P., Capital USA, LLC, Sunbeam Products, Inc. and Sunbeam Asset Diversification, Inc. (11)
10.cc             Second Amendment to Receivables Purchase and Servicing Agreement dated July 29,1998, between Llama Retail
                  Funding, L.P., Capital USA, LLC, Sunbeam Products, Inc. and Sunbeam Asset Diversification, Inc. (11)
10.dd             Sunbeam Corporation Management Incentive Compensation Plan *
10.ee             Stock Option Replacement Program *
10.ff             Amendment No. 1 to Agreement and Plan of Merger, dated as of March 29, 1998, among the Company, Laser
                  Acquisition Corp., Coleman (Parent) Holdings, Inc., and CLN Holdings, Inc. (13)
10.gg             Employment Agreement dated as of August 31, 1998 between the Company and Karen K. Clark *
10.hh             Employment Agreement dated as of October 1, 1998 between the Company and Jack Hall *
10.ii             Employment Agreement dated as of December 16, 1998 between the Company and Janet G. Kelley *
10.jj             Compensation and Indemnification Agreement entered into as of June 29, 1998, between the Company and each of Howard G. Kristol, Charles M. Elson, Peter A. Langerman and Faith Whittlesey *
10.kk             Agreement between Sunbeam Asset Diversification, Inc. and Capital USA, LLC amending the Receivables
                  Purchase Agreement among Llama Retail Funding, L.P., Sunbeam Asset Diversification, Inc. Capital USA,
                  LLC and Sunbeam Products, Inc. *
21.               Subsidiaries of the Registrant *
23.1              Independent Auditors' Consent - Deloitte & Touche LLP
23.2              Consent of Independent Certified Public Accountants - Arthur Andersen LLP
27.               Financial Data Schedule, submitted electronically to the Securities and Exchange Commission for information only and not filed.

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

(8)      Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(9)      Incorporated by reference to the Company's Report on Form 8-K filed April 13, 1998.

(10)     Incorporated by reference to the Company's Report on Form 8-K filed August 14, 1998.

(11)     Incorporated by reference to the Company's Annual Report on Form 10-K/A filed November 12, 1998.

(12)     Incorporated by reference to the Company's Quarterly Reports on Form 10-Q for the quarter ended June 30, 1998.

(13)     Incorporated by reference to the Annual Report on Form 10-K filed by The Coleman Company, Inc. on April 15, 1999.

*Filed with this Report.