Form 10-Q
period 1999-03-31
SUNBEAM CORP/FL/
filed 1999-06-11
CIK 3662

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For the period ended March 31, 1999

                                       OR

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

            For the transition period from ___________ to ___________

                          Commission File No. 1-000052

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

                                Yes [X]                No [ ]

         On June 9, 1999 there were 100,894,892 shares of the registrant's Common Stock ($.01 par value) outstanding.

================================================================================

                      SUNBEAM CORPORATION AND SUBSIDIARIES

                                QUARTERLY REPORT
                                  ON FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Condensed Consolidated Statements of Operations (Unaudited)
                    for the three months ended March 31, 1999 and March 31, 1998....................... 2

                    Condensed Consolidated Balance Sheets (Unaudited)
                    as of March 31, 1999 and December 31, 1998......................................... 3

                    Condensed Consolidated Statements of Cash Flows (Unaudited)
                    for the three months ended March 31, 1999 and March 31, 1998....................... 4

                    Notes to Condensed Consolidated Financial Statements (Unaudited)................... 5

           Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations......................................................... 13

PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings..................................................................20

           Item 6.  Exhibits and Reports on Form 8-K ................................................. 22

SIGNATURES ........................................................................................... 23

PART I.    FINANCIAL INFORMATION

                      SUNBEAM CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      THREE MONTHS ENDED
                                                                                   -------------------------
                                                                                   MARCH 31,      MARCH 31,
                                                                                     1999           1998
                                                                                   ---------      ----------
Net sales ....................................................................     $ 523,946      $ 247,601
Cost of goods sold ...........................................................       400,791        213,828
Selling, general and administrative expense ..................................       137,949         71,139
                                                                                   ---------      ---------
Operating loss ...............................................................       (14,794)       (37,366)
Interest expense .............................................................        41,906          5,073
Other expense, net ...........................................................           808          3,165
                                                                                   ---------      ---------
Loss before income taxes, minority interest and extraordinary charge .........       (57,508)       (45,604)

Income tax (benefit) provision:
  Current ....................................................................          (151)           327
  Deferred ...................................................................         1,893           (449)
                                                                                   ---------      ---------
                                                                                       1,742           (122)
                                                                                   ---------      ---------
Minority interest ............................................................         1,489             --
                                                                                   ---------      ---------
Loss before extraordinary charge .............................................       (60,739)       (45,482)
Extraordinary charge from early extinguishment of debt .......................            --         (8,624)
                                                                                   ---------      ---------
Net loss .....................................................................     $ (60,739)     $ (54,106)
                                                                                   =========      =========
Basic and diluted loss per share:
   Loss from continuing operations ...........................................     $   (0.60)     $   (0.53)
   Extraordinary charge ......................................................            --          (0.10)
                                                                                   ---------      ---------
   Net loss ..................................................................     $   (0.60)     $   (0.63)
                                                                                   =========      =========
Weighted average common shares outstanding ...................................       100,740         86,390
Dividends declared per share of common stock .................................     $      --      $    0.01

            See Notes to Condensed Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                   MARCH 31,       DECEMBER 31,
                                                                                     1999              1998
                                                                                  -----------      ------------
ASSETS
Current assets:
   Cash and cash equivalents ................................................     $    46,163      $    61,432
   Restricted investments ...................................................          72,351           74,386
   Receivables, net .........................................................         396,783          361,774
   Inventories ..............................................................         534,555          519,189
   Prepaid expenses, deferred income taxes and other current assets .........          69,889           74,187
                                                                                  -----------      -----------
       Total current assets .................................................       1,119,741        1,090,968
Property, plant and equipment, net ..........................................         452,343          455,172
Trademarks, trade names, goodwill and other, net ............................       1,827,019        1,859,377
                                                                                  -----------      -----------
                                                                                  $ 3,399,103      $ 3,405,517
                                                                                  ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current portion of long-term debt ....................     $   119,276      $   119,103
   Accounts payable .........................................................         177,478          162,173
   Other current liabilities ................................................         318,972          321,185
                                                                                  -----------      -----------
       Total current liabilities ............................................         615,726          602,461
Long-term debt, less current portion ........................................       2,207,999        2,142,362
Other long-term liabilities .................................................         234,834          248,459
Deferred income taxes .......................................................          99,691          100,473
Minority interest ...........................................................          50,620           51,325

Commitments and contingencies (Note 9)

Shareholders' equity:
   Preferred stock (2,000,000 shares authorized, none outstanding) ..........
   Common stock (100,739,053 shares issued) .................................           1,007            1,007
   Additional paid-in capital ...............................................       1,123,419        1,123,457
   Accumulated deficit ......................................................        (870,736)        (809,997)
   Accumulated other comprehensive loss .....................................         (63,457)         (54,030)
                                                                                  -----------      -----------
       Total shareholders' equity ...........................................         190,233          260,437
                                                                                  -----------      -----------
                                                                                  $ 3,399,103      $ 3,405,517
                                                                                  ===========      ===========

            See Notes to Condensed Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                   THREE MONTHS ENDED
                                                                                -----------------------
                                                                                MARCH 31,      MARCH 31,
                                                                                  1999            1998
                                                                                ---------      --------
OPERATING ACTIVITIES:
     Net loss .............................................................     $ (60,739)     $ (54,106)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
        Depreciation and amortization .....................................        32,394         10,414
        Non-cash interest charges .........................................        11,271          1,526
        Deferred income taxes .............................................         1,893           (449)
        Extraordinary charge from early extinguishment of debt ............            --          8,624
        Non-cash compensation charges .....................................            --         24,290
        Minority interest .................................................         1,489             --
       (Gain) loss on the sale of property, plant and equipment ..........           (568)             4
        Changes in working capital and other, net of acquisitions .........       (43,224)      (125,029)
                                                                                ---------      ---------
                   Net cash used in operating activities ..................       (57,484)      (134,726)
                                                                                ---------      ---------
INVESTING ACTIVITIES:
     Capital expenditures,  net ...........................................       (16,288)       (19,480)
     Acquisition of Coleman, including acquisition costs,
        net of cash acquired ..............................................            --       (160,612)
     Other, net ...........................................................          (165)            --
                                                                                ---------      ---------
                   Net cash used in investing activities ..................       (16,453)      (180,092)
                                                                                ---------      ---------
FINANCING ACTIVITIES:
     Issuance of convertible subordinated debentures, net of
        financing fees ....................................................            --        729,622
     Net borrowings under revolving credit facilities .....................        61,468             --
     Payments of debt obligations, including prepayment penalties .........        (2,500)      (266,672)
     Other debt financing fees ............................................          (234)       (25,075)
     Proceeds from exercise of stock options ..............................            --         19,045
     Other, net ...........................................................           (66)          (857)
                                                                                ---------      ---------
                   Net cash provided by financing activities ..............        58,668        456,063
                                                                                ---------      ---------
Net (decrease) increase in cash and cash equivalents ......................       (15,269)       141,245
Cash and cash equivalents at beginning of period ..........................        61,432         52,298
                                                                                ---------      ---------
Cash and cash equivalents at end of period ................................     $  46,163      $ 193,543
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

BASIS OF PRESENTATION

         The Condensed Consolidated Balance Sheet of the Company as of March 31, 1999 and the Condensed Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 1999 and March 31, 1998 are unaudited. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. The December 31, 1998 Condensed Consolidated Balance Sheet was derived from the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1998 Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements contained herein include all adjustments (consisting of only recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for the entire year or future periods.

BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK

         Loss per common share calculations are determined by dividing loss attributable to common shareholders by the weighted average number of shares of common stock outstanding. Loss per share for the three months ended March 31, 1999 and March 31, 1998, respectively, is based only on the weighted average number of common shares outstanding as potential common shares have been excluded as a result of the loss from operations during both periods presented. Loss per share for the three months ended March 31, 1999 and 1998 excluded 26,877 and 4,758,565 shares related to stock options, respectively, as their effect would have been anti-dilutive. Stock options to purchase 15,372,693 common shares and 4,622,989 common shares at March 31, 1999 and 1998, respectively, were excluded from potential common shares as the option exercise prices were greater than the average market price of the Company's common stock during each of the respective periods presented. Diluted average common shares outstanding as of March 31, 1999 and March 31, 1998, respectively excluded 13,242,050 shares issuable upon the conversion of the Zero Coupon Convertible Senior Subordinated Debentures due 2018 (the "Debentures"). In addition, diluted average common shares outstanding as of March 31, 1999 excluded 23,000,000 shares issuable on the exercise of warrants. Diluted average common shares outstanding as of March 31, 1998 also excluded (58,065) shares related to restricted stock.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

1.       OPERATIONS AND BASIS OF PRESENTATION  -- (CONTINUED)

NEW ACCOUNTING STANDARDS

         Effective January 1, 1999, the Company adopted Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. Adoption of this statement did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires the recognition of all derivatives in the Consolidated Balance Sheets as either assets or liabilities measured at fair value. The Company has not yet determined the impact SFAS No. 133 will have on its consolidated financial position, results of operations, or cash flows.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with the 1999 presentation.

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

         On August 12, 1998, the Company announced that, following investigation and negotiation conducted by a Special Committee of the Board consisting of four outside directors not affiliated with M&F, the Company had entered into a settlement agreement with an affiliate of M&F pursuant to which the Company was released from certain threatened claims of M&F and its affiliates arising from the Coleman acquisition and M&F agreed to provide certain management personnel and assistance to the Company in exchange for the issuance to the M&F affiliate of a five-year warrant to purchase up to 23 million shares of the Company's common stock at a cash exercise price of $7.00 per share, subject to anti-dilution adjustments.

         The Company expects to acquire the remaining equity interest in Coleman pursuant to a merger transaction in which the existing Coleman minority shareholders will receive 0.5677 share of the Company's common stock and $6.44 in cash for each share of Coleman common stock outstanding. In addition, unexercised options under Coleman's stock option plans will be cashed out at a price per share equal to the difference between $27.50 and the exercise price of such options. The Company expects to issue approximately 6.7 million shares of common stock and expend approximately $87 million in cash to complete the Coleman acquisition. Although there can be no assurance, it is anticipated the Coleman merger will occur in the second half of 1999. The acquisition of the remaining outstanding shares of Coleman common stock will be accounted for under the purchase method of accounting from the date of consummation of the Coleman merger.

         On October 21, 1998, the Company announced that it had entered into a Memorandum of Understanding to settle, subject to Court approval, class action claims made by minority shareholders of Coleman relating to the Coleman merger. Under the terms of the proposed settlement, if approved by the Court, the Company will issue to the Coleman public shareholders, and plaintiff's counsel in this action, warrants to purchase up to 4.98 million shares of the Company's common stock at a cash exercise price of $7.00 per share, subject to certain anti-dilution provisions. These warrants would generally have the same terms as the warrants issued to an affiliate of M&F and will be issued when the Coleman merger is consummated. Issuance of these warrants will be accounted for as additional purchase consideration. There can be no assurance that the Court will approve the settlement as proposed.

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

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

2.       ACQUISITIONS -- (CONTINUED)

         All of these acquisitions were accounted for by the purchase method of accounting. Accordingly, the results of operations of the acquired entities are included in the accompanying Condensed Consolidated Statements of Operations from their respective dates of acquisition.

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

                                                              THREE MONTHS ENDED
                                                                MARCH 31, 1998
                                                              ------------------
Net sales...................................................       $  509.4
Loss before extraordinary charge............................          (71.0)
Basic and diluted loss per share from continuing operations
   before extraordinary charge .............................          (0.79)

3.       DEBT

         In order to finance the acquisitions described in Note 2 and refinance substantially all the indebtedness of the Company and the acquired entities, the Company consummated an offering of the Debentures at a yield to maturity of 5.0% (approximately $2,014 million principal amount at maturity) in March 1998, which resulted in approximately $730 million of net proceeds and entered into a revolving and term credit facility ("New Credit Facility").

         The Company was required to file a registration statement with the Securities and Exchange Commission ("SEC") to register the Debentures by June 23, 1998. This registration statement was filed February 4, 1999 and the SEC has not declared the registration statement effective. Sunbeam's failure to file the registration statement by June 23, 1998 did not constitute a default under the terms of the Debentures. The Company has filed an amendment to this registration statement. From June 23, 1998 until the registration statement is declared effective, the Company is required to pay to the Debenture holders cash liquidated damages accruing, for each day during such period, at a rate per annum equal to 0.25% during the first 90 days and 0.50% thereafter multiplied by the total of the issue price of the Debentures plus the original issue discount thereon on such day. The Company made payments of approximately $2.5 million to the Debenture holders through the end of the first quarter, including a payment of approximately $2.0 million made in March 1999.

         Concurrent with the Debenture offering, the Company replaced its $250 million syndicated unsecured five-year revolving credit facility with the New Credit Facility. The New Credit Facility, as amended, provides for aggregate borrowings of up to $1.7 billion. As a result of its operating losses incurred in fiscal 1998, among other things, the Company was not in compliance with certain covenants set forth in the New Credit Facility. The Company and its lenders entered into agreements as of June 30, 1998, October 19, 1998 and April 10, 1999, in each case providing for waivers of compliance with such covenants and other terms of the New Credit Facility. Effective April 15, 1999, Sunbeam and its lenders entered into an agreement which waived compliance with such covenants and other terms through April 10, 2000 and provided for new financial covenants. The Company intends to negotiate with its lenders on an amendment to the New Credit Facility, negotiate further waiver of such covenants and other terms or refinance the New Credit Facility. There can be no assurance that an amendment, further waiver of existing covenants and other terms, or refinancing will be entered into by April 10, 2000. The failure to obtain such an amendment, further waiver or debt refinancing would likely result in violation of the existing covenants and compliance with other terms, which would permit the bank lenders to accelerate the maturity of all outstanding borrowings under the New Credit Facility. Accordingly, debt related to the New Credit Facility and all debt containing cross-default provisions will be classified as current in the Condensed Consolidated Balance Sheet in the second quarter of 1999.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

3.       DEBT - (CONTINUED)

         The New Credit Facility contains covenants customary for credit facilities of a similar nature, including limitations on the ability of Sunbeam and its subsidiaries, including Coleman, to, among other things, (i) declare dividends or repurchase stock, (ii) prepay, redeem or repurchase debt, incur liens and engage in sale-leaseback transactions, (iii) make loans and investments, (iv) incur additional debt, (v) amend or otherwise alter material agreements or enter into restrictive agreements, (vi) make capital and year 2000 compliance expenditures, (vii) engage in mergers, acquisitions and asset sales,
(viii) engage in certain transactions with affiliates, (ix) settle certain litigation, (x) alter its cash management system and (xi) alter the businesses they conduct. Sunbeam is also required to comply with specified financial covenants and ratios. The New Credit Facility provides for events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenant, cross-defaults, bankruptcy, material adverse change arising from compliance with ERISA, material adverse judgments, entering into guarantees and change of ownership and control. It is also an event of default under the New Credit Facility if Sunbeam's registration statement in connection with the Coleman merger is not declared effective by the SEC on or before October 30, 1999 or if the merger does not occur within 25 business days of the effectiveness of the registration statement or if the cash consideration (including any payments on account of the exercise of any appraisal rights, but excluding related legal, accounting and other customary fees and expenses) to consummate the Coleman merger exceeds $87.5 million. Although there can be no assurance, the Company anticipates that it will satisfy these conditions. Unless waived by the bank lenders, the failure to satisfy these requirements (as with the occurrence of any other event of default) would permit the bank lenders to accelerate the maturity of all outstanding borrowings under the New Credit Facility. The New Credit Facility also includes conditions for the deferral of the 1999 scheduled term loan payments of $69.3 million. These conditions were met, and the scheduled loan payments were extended until April 10, 2000.

         In March 1998, the Company prepaid a $75.0 million 7.85% industrial revenue bond related to its Hattiesburg facility originally due in 2009. In connection with the early extinguishment of this debt, the Company recognized an extraordinary charge of $8.6 million in the first quarter of 1998. This extraordinary charge consisted primarily of redemption premiums.

4.       ACCOUNTS RECEIVABLE SECURITIZATION

         The Company has entered into a receivables securitization program that expires in March 2000. The Company has received approximately $60.1 million and $34.8 million for the sale of trade accounts receivable in the first quarter of 1999 and 1998, respectively. Trade accounts receivable at March 31, 1999 and 1998 reflect a reduction of $29.5 million and $34.4 million, respectively, for receivables sold under this program. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $0.4 million and $0.6 million during the first quarter of 1999 and 1998, respectively, and have been classified as interest expense in the accompanying Condensed Consolidated Statements of Operations. The Company, through a wholly-owned subsidiary, retains collection and administrative responsibilities for the purchased receivables. This agreement contains cross-default provisions that provide the purchaser of the receivables an option to cease purchasing receivables from the Company if the Company is in default under the New Credit Facility.

5.       COMPREHENSIVE LOSS

         The components of the Company's comprehensive loss are as follows (in thousands):

                                                                       THREE MONTHS ENDED
                                                                    -----------------------
                                                                    MARCH 31,     MARCH 31,
                                                                      1999          1998
                                                                    ---------     ---------
Net loss ......................................................     $(60,739)     $(54,106)

Foreign currency translation adjustment, net of taxes .........       (9,427)          183
                                                                    --------      --------
Comprehensive loss ............................................     $(70,166)     $(53,923)
                                                                    ========      ========

         As of March 31, 1999 and December 31, 1998, "Accumulated other comprehensive loss," as reflected in the Condensed Consolidated Balance Sheets is comprised of the following:

                                                   CURRENCY        MINIMUM
                                                 TRANSLATION       PENSION
                                                 ADJUSTMENTS      LIABILITY      TOTAL
                                                 -----------     ----------    ----------
Balance at March 31, 1999.................       $ (21,449)      $ (42,008)    $ (63,457)
Balance at December 31, 1998   ...........         (12,022)        (42,008)      (54,030)

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

6.       SUPPLEMENTARY FINANCIAL STATEMENT DATA

         Supplementary Balance Sheet data at the end of each period is as follows (in thousands):

                                           MARCH 31,     DECEMBER 31,
                                             1999            1998
                                           ---------     ------------
Receivables:
  Trade ..............................     $ 440,006      $ 407,452
  Sundry .............................         9,590          7,347
                                           ---------      ---------
                                             449,596        414,799
  Valuation allowance ................       (52,813)       (53,025)
                                           ---------      ---------
                                           $ 396,783      $ 361,774
                                           =========      =========
Inventories:
  Finished goods .....................     $ 361,185      $ 370,622
  Work in process ....................        57,981         39,143
  Raw materials and supplies .........       115,389        109,424
                                           ---------      ---------
                                           $ 534,555      $ 519,189
                                           =========      =========

         Supplementary Statements of Cash Flows data is as follows (in thousands):

                                              THREE MONTHS ENDED
                                           ------------------------
                                           MARCH 31,      MARCH 31,
                                             1999            1998
                                           ---------      ---------
Cash paid during the period for:
  Interest ...........................      $29,668        $ 5,442
                                            =======        =======
  Income taxes, net of refunds .......      $   184        $   381
                                            =======        =======

7.       COMPENSATORY STOCK GRANTS

         On February 20, 1998, the Company entered into new three-year employment agreements with its then Chairman and Chief Executive Officer and two other senior officers of the Company (the "February 1998 Employment Agreements"). These agreements replaced previous employment agreements entered into in July 1996 that were scheduled to expire in July 1999. The new employment agreements provided for, among other items, the acceleration of vesting of restricted stock and the forfeiture of unvested restricted stock that had been granted under the July 1996 agreement, new restricted stock grants and options to purchase common shares. In addition, the new employment agreements provided for income tax gross-ups with respect to any tax assessed on the restricted stock grants and acceleration of vesting of restricted stock.

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

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

8.       SEGMENT, CUSTOMER AND GEOGRAPHIC DATA

         The following tables include selected financial information with respect to Sunbeam's four operating segments. Corporate expenses include, among other items, expenses for services which are provided in varying levels to the three operating groups and for Year 2000 efforts. The increase from 1998 to 1999 relates to an expansion of centralized services related to the acquisitions, Year 2000 expenses, and increased costs associated with outside services and insurance.

                                                             OUTDOOR
THREE MONTHS ENDED MARCH 31, 1999            HOUSEHOLD       LEISURE     INTERNATIONAL   CORPORATE        TOTAL
                                             ---------      ---------    -------------   ---------      ---------
Net sales to unaffiliated customers ....    $  164,078     $  218,733     $  139,557    $    1,578     $  523,946
Intersegment net sales .................        19,192         42,664          4,750            --         66,606
Segment earnings (loss) ................         8,520          9,169          9,777       (28,449)          (983)
Segment assets..........................       801,008      1,826,434        435,345       336,316      3,399,103
Segment depreciation expense ...........         6,545          9,259          1,297         1,482         18,583

THREE MONTHS ENDED MARCH 31, 1998
Net sales to unaffiliated customers ....    $   98,597     $   85,985     $   60,750    $    2,269     $  247,601
Intersegment net sales .................        20,673          4,967         19,731            --         45,371
Segment (loss) earnings ................        (3,239)        (3,393)        12,422        (9,980)        (4,190)
Segment assets..........................       474,329      1,908,312        514,878       457,646      3,355,165
Segment depreciation expense ...........         4,685          2,598            107         1,048          8,438

Reconciliation of selected segment information to Sunbeam's consolidated totals for the three months ended:

                                                         MARCH 31, 1999    MARCH 31, 1998
                                                         --------------    --------------
Net sales:

Net sales for reportable segments .....................     $ 590,552         $ 292,972
Elimination of intersegment net sales .................       (66,606)          (45,371)
                                                            ---------         ---------
     Consolidated net sales ...........................     $ 523,946         $ 247,601
                                                            =========         =========
Segment loss:

Total loss for reportable segments ....................     $    (983)        $  (4,190)
Unallocated amounts:
    Interest expense ..................................       (41,906)           (5,073)
    Other expense, net ................................          (808)           (3,165)
    Amortization of intangible assets .................       (13,811)           (1,976)
    Former employees deferred
         compensation and severance (Note 7) ..........            --           (31,200)
                                                            ---------         ---------
                                                              (56,525)          (41,414)
                                                            ---------         ---------
      Consolidated loss before income taxes,
        minority interest and extraordinary charge ....     $ (57,508)        $ (45,604)
                                                            =========         =========

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

9.       COMMITMENTS AND CONTINGENCIES

LITIGATION

         On April 7, 1998, a purported derivative action was filed in the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against the Company and some of its present and former directors and former officers. The action alleged that the individual defendants breached their fiduciary duties and wasted corporate assets when the Company granted stock options at an exercise price of $36.85 to three of its officers and directors (who were subsequently terminated) on or about February 2, 1998. On June 25, 1998, all defendants filed a motion to dismiss the complaint for failure to make a presuit demand on Sunbeam's Board of Directors. On October 22, 1998, the plaintiff amended the complaint against all but one of the defendants named in the original complaint. On February 19, 1999, plaintiff filed a second amended derivative complaint nominally on behalf of Sunbeam against some of its present and former directors and former officers and the Company's former auditor, Arthur Andersen. The second amended complaint alleges, among other things, that Messrs. Dunlap and Kersh (the Company's former Chairman and Chief Executive Officer and Chief Financial Officer, respectively) caused Sunbeam to employ fraudulent accounting procedures in order to enable them to secure new employment contracts, and seeks an award of damages and other declaratory and equitable relief. On May 14, 1999, the defendants filed a motion to dismiss.

         On September 16, 1998, an action was filed in the 56th Judicial District Court of Galveston County, Texas alleging various claims in violation of the Texas Securities Act and Texas Business & Commercial Code as well as common law fraud as a result of the Company's alleged misstatements and omissions regarding the Company's financial condition and prospects during a period beginning May 1, 1998 and ending June 16, 1998, in which the plaintiffs engaged in transactions in the Company's common stock. The Company is the only named defendant in this action. The complaint requests recovery of compensatory damages, punitive damages and expenses in an unspecified amount. This action was removed to the United States District Court for the Southern District of Texas and subsequently transferred to the Southern District of Florida and consolidated with the class action lawsuits that were filed on behalf of purchasers of the Company's common stock in the U.S. District Court for the Southern District of Florida against the Company and some of its present and former directors and former officers alleging violations of the federal securities laws (the "Consolidated Federal Actions"). Plaintiffs in this action have objected to the consolidation and have sought reconsideration by the Southern District of Florida of the order of the Southern District of Texas denying plaintiffs' motion to remand the case to state court and transferring it to Florida.

         The Company has been named as a defendant in an action filed in the District Court of Tarrant County, Texas, 48th Judicial District, on November 20, 1998 which was served on the Company through the Secretary of State of Texas on January 15, 1999. The plaintiffs in this action are purchasers of the Debentures. The plaintiffs allege that the Company violated the Texas Securities Act and the Texas Business & Commercial Code and committed state common law fraud by materially misstating the financial position of the Company in connection with the offering and sale of the Debentures. The complaint seeks rescission, as well as compensatory and exemplary damages in an unspecified amount. The Company specially appeared to assert an objection to the Texas Court's exercise of personal jurisdiction over the Company, and a hearing on this objection was held on April 15, 1999. On April 23, 1999, the court entered an order granting the Company's special appearance and dismissing the case without prejudice. The plaintiffs moved for reconsideration of the court's order, which motion the court denied on May 24, 1999. The plaintiffs have appealed the order dismissing the case to the Texas Court of Appeals. Briefs on the appeal have not yet been submitted.

         On April 12, 1999, a class action lawsuit was filed in the U.S. District Court for the Southern District of Florida. The lawsuit was filed on behalf of persons who purchased Debentures during the period of March 20, 1998 through June 30, 1998, inclusive, but after the initial offering of such Debentures. The complaint asserts that Sunbeam made material omissions and misrepresentations that had the effect of inflating the market price of the Debentures. The complaint names as defendants the Company, Arthur Andersen and two former Company officers, Messrs. Dunlap and Kersh. The plaintiff is an institution which allegedly acquired in excess of $150,000,000 face amount of the Debentures and now seeks unspecified money damages. The Company was served on April 16, 1999 in connection with this pending lawsuit. The Company has requested that this action be coordinated with the Consolidated Federal Actions.

         On February 9, 1999, Messrs. Dunlap and Kersh filed with the American Arbitration Association demands for arbitration of claims under their respective employment agreements with the Company. Messrs. Dunlap and Kersh are requesting a finding by the arbitrator that they were terminated by the Company without cause and should be awarded the corresponding benefits set forth in their respective employment agreements. On March 12, 1999, the Company asked the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida to issue an injunction prohibiting Messrs. Dunlap and Kersh from pursuing their arbitration proceedings against the Company on the ground, among others, that the simultaneous litigation of the April 7, 1998 action and these arbitration proceedings would subject Sunbeam to the threat of inconsistent adjudications with respect to certain rights to compensation asserted by Messrs. Dunlap and Kersh. On March 19, 1999, the plaintiff in the April 7, 1998 action discussed above moved for a similar injunction.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

9.       COMMITMENTS AND CONTINGENCIES - (CONTINUED)

         On March 26, 1999, Messrs. Dunlap and Kersh filed a response in opposition to the motions for injunctive relief. A hearing on the motions for injunctive relief has been held and, as a result of the Company's motion for preliminary injunction, administration of the arbitrations was suspended until May 10, 1999. On May 11, 1999, the Court denied the motions for a preliminary injunction filed by the Company and the plaintiff. The Company has answered the arbitration demands of Messrs. Dunlap and Kersh and has filed counterclaims seeking, among other things, the return of all consideration paid, or to be paid, under the February 1998 Employment Agreements between the Company and Messrs. Dunlap and Kersh. An answer to the Company's counterclaim is due on June 17, 1999. No date has been set for the arbitration hearing.

         On March 23, 1999, Messrs. Dunlap and Kersh filed a complaint in the Court of Chancery of the State of Delaware seeking an order directing the Company to advance attorneys' fees and other expenses incurred in connection with various state and federal class and derivative actions and an investigation instituted by the SEC. The complaint alleges that such advancements are required by the Company's by-laws and by a forbearance agreement entered into between the Company and Messrs. Dunlap and Kersh in August 1998. The Company filed its answer to the complaint and the Court of Chancery has scheduled a trial of this summary proceeding to be held on June 16, 1999.

         On May 24, 1999, an action naming the Company as defendant was filed in the Circuit Court for Ozaukee County, Wisconsin. The Company has not yet been served with the complaint in this action. The plaintiffs in this action are purchasers of the Debentures. They allege that the Company violated the Wisconsin Uniform Securities Act and committed acts of false advertising and misrepresentation in connection with the offering and sale of the Debentures. The plaintiffs seek rescission, as well as compensatory and exemplary damages in an unspecified amount.

         On July 2, 1998, the American Alliance Insurance Company ("American") filed suit against the Company in the U.S. District Court for the Southern District of New York requesting a declaratory judgment of the Court that the directors' and officers' liability insurance policy for excess coverage issued by American was invalid and/or had been properly canceled by American. The Company's motion to transfer such action to the federal district court in which the Consolidated Federal Actions are currently pending was denied. The case is now in discovery. On October 20, 1998, an action was filed by Federal Insurance Company in the U.S. District Court for the Middle District of Florida requesting the same relief as that requested by American in the previously filed action as to additional coverage levels under the Company's directors' and officers' liability insurance policy. This action has been transferred to the U.S. District Court for the Southern District of Florida and is currently in discovery. The Company has filed a notice of pendency seeking transfer of this action to the judge who is presiding over the Consolidated Federal Actions. On December 22, 1998, an action was filed by Executive Risk Indemnity, Inc. in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida requesting the same relief as that requested by American and Federal in their previously filed actions as to additional coverage levels under the Company's directors' and officers' liability insurance policy. On April 15, 1999, the Company filed an action in the U.S. District Court for the Southern District of Florida against the National Union Fire Insurance Company of Pittsburgh, PA, Gulf Insurance Company and St. Paul Mercury Insurance Company requesting, among other things, a declaratory judgment that National Union is not entitled to rescind its liability insurance policy to the Company and a declaratory judgment that the Company is entitled to coverage from these insurance companies for various lawsuits described herein under liability insurance policies issued by each of the defendants. None of the defendants, other than St. Paul Mercury Insurance Company, have responded to the Company's complaint. On June 7, 1999, St. Paul Mercury Insurance Company answered the Company's complaint and asserted counterclaims which seeks recission and declaratory relief that no coverage is available to the Company. The Company intends to pursue recovery from all of its insurers if damages are awarded against the Company or its indemnified officers and/or directors under any of the foregoing actions. The Company's failure to obtain such insurance recoveries following an adverse judgement in any of the foregoing actions could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

         The Company intends to vigorously defend each of the foregoing lawsuits, but cannot predict the outcome and is not currently able to evaluate the likelihood of the Company's success in each case or the range of potential loss. However, if the foregoing actions were determined adversely to the Company, such judgments would likely have a material adverse effect on the Company's financial position, results of operations, and cash flows.

ENVIRONMENTAL MATTERS

         With respect to one of seven sites at which the Company has been identified by the United States Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP"), the Company received notice from the EPA that the Company has completed all required removal activities and that such removal activities were completed to EPA's satisfaction. EPA's approval of the Company's removal activities at this site effectively concludes its obligations to EPA at this site.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes included in this quarterly report on Form 10-Q, as well as the consolidated financial statements, related footnotes and management's discussion and analysis of financial condition and results of operations in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

1998 ACQUISITIONS

         On March 30, 1998, the Company, through a wholly-owned subsidiary, acquired approximately 81% of the total number of then outstanding shares of common stock of Coleman from an affiliate of M&F, in exchange for 14,099,749 shares of the Company's common stock and approximately $160 million in cash. In addition, the Company assumed approximately $1,016 million in debt. Immediately thereafter, as a result of the exercise of employee stock options, Sunbeam's indirect beneficial ownership of Coleman decreased to approximately 79% of the total number of the outstanding shares of Coleman common stock. The Company's agreement for the acquisition of the remaining publicly held Coleman shares pursuant to a merger transaction provides that the remaining Coleman shareholders will receive approximately 6.7 million shares of Sunbeam common stock (0.5677 share for each outstanding Coleman share) and approximately $87 million in cash ($6.44 for each outstanding Coleman share and the cash-out of unexercised Coleman options for an amount equal to the difference between $27.50 per share and the exercise price of such options). The Company expects to complete the Coleman merger during the second half of 1999, although there can be no assurance that the merger will occur during that time.

         On October 21, 1998, the Company announced that it had entered into a Memorandum of Understanding to settle, subject to Court approval, class action claims made by minority shareholders of Coleman relating to the Coleman merger. Under the terms of the proposed settlement, if approved by the Court, the Company will issue to the Coleman public shareholders, and plaintiff's counsel in this action, warrants to purchase up to 4.98 million shares of the Company's common stock at a cash exercise price of $7.00 per share, subject to certain anti-dilution provisions. These warrants would generally have the same terms as the warrants issued to an affiliate of M&F and will be issued when the Coleman merger is consummated. Issuance of these warrants will be accounted for as additional purchase consideration. There can be no assurance that the Court will approve the settlement as proposed.

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

         The acquisitions were recorded under the purchase method of accounting and accordingly, the financial position and results of operations of each acquired entity are included in the Condensed Consolidated Financial Statements from the respective dates of acquisition. The purchase prices of the acquired entities have been allocated to individual assets acquired and liabilities assumed based on estimates of fair values (determined by independent appraisals) at the dates of acquisition.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         Results of operations for the three months ended March 31, 1999 include the results of the three acquired companies for the entire period as compared to results of operations for the three months ended March 31, 1998, which only included the results of Coleman from March 30, 1998. The acquired entities generated net sales of $347.8 million for the three months ended March 31, 1999, with a corresponding gross margin of $99.9 million, or 28.7% of net sales. Selling, General and Administrative ("SG&A") costs recorded by the acquired entities were $84.7 million in the period, yielding operating income of $15.2 million. Results for the first quarter of 1998 included net sales from Coleman of approximately $15 million, with a corresponding gross margin of approximately $4 million, and SG&A expenses of approximately $4 million.

         For the acquired entities, net sales for the three months ended March 31, 1999 were approximately $30 million higher than their results for the full first quarter a year ago. This increase was attributable to increased net sales at Coleman (approximately $26 million) and Signature Brands (approximately $5 million), partially offset by a decrease in net sales at First Alert (approximately $1 million). Excluding the revenue of Coleman's safety and security business and spa business, both of which were sold in 1998, Coleman's net sales in the first three months of 1999 would have been approximately $47 million higher than the same period in 1998. The increase in Coleman net sales is reflective of strong retail replenishment demand in its outdoor recreation products as compared with unusually weak retail replenishment demand in the first quarter of 1998. Additionally, increased generator revenues attributable to increased awareness of power shortages from poor weather conditions and other events contributed to the higher net sales. Excluding: (i) the effects of purchase accounting of approximately $9 million recognized in 1999; (ii) acquisition costs of approximately $18 million which were incurred in the first quarter of 1998; and (iii) approximately $3 million of costs recorded in 1999 related to Year 2000 compliance efforts, operating profit for these three companies improved by approximately $36 million as compared to the same period in the prior year, resulting primarily from higher net sales and a reduction in expenses largely attributable to reduced headcount and the centralization of certain management and administration functions, resulting from the acquisition by Sunbeam.

         Consolidated net sales for the three months ended March 31, 1999 were $523.9 million, an increase of $276.3 million versus the three months ended March 31, 1998. After excluding $347.8 million of net sales generated by the acquired entities in the 1999 period and approximately $15 million in the 1998 period, as discussed above, net sales of $176.1 million decreased approximately 24% from net sales of $233.0 million in 1998. The Company believes the decrease in product sales were largely driven by increases in retail inventory levels from channel loading which took place in the first quarter of 1998, but not in the 1999 period. The adverse effect of the 1998 channel loading was partially offset by lower estimated provisions for customer returns and customer allowances of approximately $7 million.

         Domestic sales, excluding the acquired companies, declined approximately 15% or $26 million from 1998. The Company believes this sales decline is attributable to the channel loading that took place in the first quarter of 1998 versus no similar loading in the same period in 1999. The channel loading that took place in 1998 led to relatively lower sales of appliances, primarily blenders, breadmakers, handmixers and irons in 1999, as well as lower sales of outdoor cooking products. Partially offsetting the adverse effects of channel loading was a benefit from reduced costs in 1999 from customer returns and allowances.

         International sales, excluding the acquired companies, represented 17% of net sales for 1999 and decreased approximately $31 million as compared with the net sales for the same period a year ago. The Company believes this sales decline was largely attributable to the previously discussed impact of increasing retail inventory levels in the first quarter of 1998. Sales were also adversely impacted in 1999 by a decision to stop selling to certain export distributors in Latin America. Additionally, poor economic conditions in that region contributed to lower sales in 1999.

         Excluding the effect of the gross margin generated from the inclusion of the acquired entities' operations of $99.9 million in 1999 and approximately $4 million in 1998, as discussed above, gross margin was $23.2 million or 13.2% of sales for 1999 versus a gross margin of $29.7 million or 12.7% of net sales for 1998. Lower sales volume and unfavorable manufacturing efficiencies resulting from lower production levels in 1999 accounted for approximately $18 million of the change between years. This was partially offset by a lower relative rate of product returns, reduced customer allowances of approximately $7 million, and improved product mix of approximately $2 million during the first quarter of 1999 as compared to the same period in 1998.

         Excluding the effects of: (i) $84.7 million of SG&A charges in 1999 and approximately $4 million in 1998 resulting from the inclusion of the acquired entities; (ii) approximately $31 million of 1998 compensation expense recorded in connection with new employment agreements with the three former senior officers; (iii) a $3.0 million benefit in 1998 from the reversal of reserves no longer required, and (iv) $5.3 million of costs recorded in the 1999 period related to Year 2000 compliance efforts, SG&A expenses were approximately $47.9 million in the first quarter of 1999, 22.0% higher than the same period in 1998. This increase of approximately $9 million is primarily due to an increase in corporate administrative costs of approximately $5 million, reflecting additional personnel and related relocation, travel and related costs and increases in postretirement benefit costs. Increases in insurance and higher costs associated with outside services account for the remainder of the increase in SG&A.

         Operating results for the first quarters of 1999 and 1998 for the Sunbeam business before the 1998 acquisitions on a comparable basis as described above, were a loss of $24.7 million in 1999 and a loss of $9.6 million in 1998. On the same basis, operating margins as a percent of net sales decreased to a loss of 15.0% from a loss of 4.1% in the prior year. This change resulted from the factors discussed above.

         Interest expense increased from $5.1 million in the first quarter of 1998 to $41.9 million in the first quarter of 1999 primarily related to higher borrowing levels in 1999 resulting from borrowings for the acquisitions that were outstanding for the entire quarter.

         Other expense, net of $0.8 million for the first three months of 1999 included approximately $1.0 million relating to liquidating damages expensed related to holders of the Zero Coupon Convertible Senior Subordinated Debentures due 2018 (the "Debentures") (see Note 3 to the condensed consolidated financial statements), partially offset by favorable foreign exchange. Other expense, net of $3.2 million for the first three months of 1998 primarily represents foreign exchange losses, largely arising from Sunbeam's operations in Mexico.

         The minority interest reported in 1999 relates to the minority interest held in Coleman by public shareholders.

         The Company provided for deferred tax expense in 1999 primarily due to taxable income in foreign jurisdictions. Deferred tax assets resulting from operating losses, incurred predominantly in domestic jurisdictions, were recorded and valuation allowances were established for substantially all such deferred tax assets. The Company's losses and related valuation allowances caused the reported tax rate to differ from the statutory rate.

         In 1998, the Company prepaid an industrial revenue bond related to its Hattiesburg facility. In connection with this early extinguishment of debt, the Company recognized an extraordinary charge of $8.6 million, consisting primarily of redemption premiums.

FOREIGN OPERATIONS

         Approximately 75% of the Company's business is conducted in U.S. dollars (including both domestic sales, U.S. dollar denominated export sales, primarily to certain Latin American markets, Asian sales and the majority of European sales). The Company's non-U.S. dollar denominated sales are made principally by subsidiaries in Europe, Canada, Japan, Latin America and Mexico. Mexico reverted to a hyperinflationary status for accounting purposes in 1997; therefore, translation adjustments related to Mexican net monetary assets were included as a component of net (loss) earnings. Mexico is not considered hyperinflationary as of January 1, 1999. This change in

Mexico's hyperinflationary status is not expected to have a material effect on the Company's financial results. Translation adjustments resulting from the Company's non-U.S. denominated subsidiaries have not had a material impact on the Company's financial condition, results of operations, or cash flows.

         While revenues generated in Asia have traditionally not been significant, economic instability in this region is expected to have a negative effect on earnings. Economic instability and the political environment in Latin America have also affected sales in that region. It is anticipated that sales in and exports to these regions will continue to be impacted so long as the economic environments in those regions remain unsettled.

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

LIQUIDITY AND CAPITAL RESOURCES

         In order to finance the acquisition of Coleman, First Alert and Signature Brands and to refinance substantially all of the indebtedness of the Company and the three acquired entities, the Company consummated the offering of the Debentures at a yield to maturity of 5% (approximately $2,014 million principal amount at maturity) in March 1998, which resulted in approximately $730 million of net proceeds, and entered into the New Credit Facility.

         The Company was required to file a registration statement with the Securities and Exchange Commission ("SEC") to register the Debentures by June 23, 1998. This registration statement was filed on February 4, 1999 and the SEC has not declared the registration statement effective. Sunbeam's failure to file the registration statement by June 23, 1998 did not constitute default under the terms of the Debentures. The Company has filed an amendment to this registration statement. From June 23, 1998 until the registration statement is declared effective, the Company is required to pay to the Debenture holders cash liquidated damages accruing, for each day during such period, at a rate per annum equal to 0.25% during the first 90 days and 0.50% thereafter multiplied by the total of the issue price of the Debentures plus the original issue discount thereon on such day. The Company made its first payment of approximately $0.5 million to the Debenture holders on September 25, 1998 and an additional $2.0 million was made on March 25, 1999.

         Concurrent with the Debenture offering, the Company replaced its $250 million syndicated unsecured five-year revolving credit facility with the New Credit Facility. The New Credit Facility provided for aggregate borrowings of up to $1.7 billion. As a result of its operating losses incurred in fiscal 1998, among other things, the Company was not in compliance with certain covenants set forth in the New Credit Facility. The Company and its lenders entered into agreements as of June 30, 1998, October 19, 1998 and April 10, 1999, in each case providing for waivers of compliance with such covenants and other terms of the New Credit Facility. Effective April 15, 1999, Sunbeam and its lenders entered into an agreement, which waived compliance with such covenants and other terms through April 10, 2000 and provided for new financial covenants. The following description of the New Credit Facility reflects the terms of the New Credit Facility as amended April 15, 1999.

         The New Credit Facility provided for aggregate borrowings of up to $1.7 billion pursuant to: (i) a revolving credit facility in an aggregate principal amount of up to $400 million maturing March 30, 2005 ($52.5 million of which may only be used to complete the Coleman merger if the Coleman merger is not completed prior to August 31, 1999); (ii) $800 million in term loans maturing on March 30, 2005 (of which $35.0 million may only be used to complete the Coleman merger) and (iii) a $500 million term loan maturing September 30, 2006. As of March 31, 1999, approximately $1.5 billion was outstanding and $0.2 billion was available for borrowing under the New Credit Facility.

         Pursuant to the New Credit Facility, interest accrues, at the Company's option: (i) at the London Interbank Offered Rate ("LIBOR"), or (ii) at the base rate of the administrative agent which is generally the higher of the prime commercial lending rate of the administrative agent or the Federal Funds Rate plus 0.50%, in each case plus an agreed upon interest margin which is currently 3.25% for LIBOR borrowings and 2.00% for base rate borrowings. The applicable interest margin is subject to downward adjustment upon the occurrence of certain events. Borrowings under the New Credit Facility are secured by a pledge of the stock of the Company's material subsidiaries, including Coleman, and by a security interest in substantially all of the assets of Sunbeam and its material domestic subsidiaries, other than Coleman and its material subsidiaries except as described below. Currently, Coleman's inventory and related assets are pledged to secure its obligations for letters of credit issued for its account under the New Credit Facility. Additionally, as security for Coleman's note payable to the Company, Coleman pledged substantially all of its domestic assets, other than real property, including 66% of the stock of its direct foreign subsidiaries and domestic holding companies for its foreign subsidiaries, and all of the stock of its other direct domestic subsidiaries (but not the assets of Coleman's subsidiaries). The pledge runs in favor of Sunbeam's lending banks, to which the Coleman note has been pledged as security for Sunbeam's obligations to them. Upon completion of the Coleman merger, substantially all of Coleman's assets and the assets of Coleman's domestic subsidiaries will be pledged to secure the obligations under the New Credit Facility. In addition, borrowings under the New Credit Facility are guaranteed by a number of the Company's wholly owned material domestic subsidiaries and these subsidiary guarantees are secured as described above. Upon completion of the Coleman merger, Coleman and each of its United States subsidiaries will become guarantors of the obligations under the New Credit Facility. To the extent borrowings are made by any subsidiaries of the Company, the obligations of such subsidiaries are guaranteed by the Company.

         It is an event of default under the New Credit Facility if Sunbeam's registration statement in connection with the Coleman merger is not declared effective by the SEC on or before October 30, 1999 or if the merger does not occur within 25 business days of the effectiveness of the registration statement or if the cash consideration (including any payments on account of the exercise of any appraisal rights, but excluding related legal, accounting and other customary fees and expenses) to consummate the Coleman merger exceeds $87.5 million. Although there can be no assurance, the Company anticipates that it will satisfy these conditions. Unless waived by the bank lenders, the failure to satisfy these requirements (as with the occurrence of any other event of default) would permit the bank lenders to accelerate the maturity of all outstanding borrowings under the New Credit Facility. The New Credit Facility also includes provisions for the deferral of the 1999 scheduled term loan payments of $69.3 million, subject to delivery of certain collateral documents and the filing of an amendment to the Company's registration statement on Form S-4 relating to the Coleman merger. These conditions have been met and the scheduled loan payments were extended until April 10, 2000. (See Note 3 of Notes to Condensed Consolidated Financial Statements.)

         As of March 31, 1999, the Company had cash and cash equivalents of $46.2 million, working capital excluding cash and cash equivalents of $385.5 million and total debt of $2.3 billion. Cash used in operating activities during the first quarter of 1999 was $57.5 million compared to $134.7 million in the first quarter of 1998. This change is primarily attributable to working capital improvements partially offset by lower earnings after giving effect to non-cash charges. The majority of the working capital improvements are attributable the Company's management of inventory levels and accounts receivable. Inventories and receivables increased $65.9 million and $57.1 million, respectively, in the first quarter of 1998 as compared to $20.9 million and $35.8 million, respectively, in the first quarter of 1999. In 1998, the Company built inventory levels in anticipation of sales volumes that did not materialize and offered extended credit terms to its customers. The increase in inventory during the first quarter of 1999 is largely due to the seasonal inventory build in the Company's Outdoor Leisure division. The Company participates in an accounts receivable securitization program to finance a portion of its accounts receivable. (See Note 4 of Notes to Condensed Consolidated Financial Statements.)

         In the first quarter of 1999, cash used in investing activities was driven by capital expenditures of $16.3 million, primarily for information systems and equipment and tooling for new products. Capital spending in the comparable 1998 period was $19.5 million and was primarily for capacity expansion initiatives, including the Neosho grill manufacturing facility, and equipment and tooling for new products. The new product capital spending in the 1998 period principally related to the appliance category and included costs related to water and air filtration products, blenders, standmixers and irons. Cash used in investing activities in the first quarter of 1998 reflects $160.6 million for the acquisition of approximately 81% of Coleman. The Company anticipates 1999 capital spending to be approximately 4% to 5% of net sales, primarily related to information systems and related support, including expenditures for Year 2000 readiness, new product introductions and capacity additions.

         Cash provided by financing activities totaled $58.7 million in the first quarter of 1999 and reflects net borrowings under the Company's New Credit Facility. Cash provided by financing activities in the first quarter of 1998 was $456.1 million and reflects net proceeds from the Debentures of $729.6 million, the cancellation and repayment of all outstanding balances under the Company's $250 million September 1996 revolving credit facility, the repayment of certain Coleman debt and the early extinguishment of the $75.0 million Hattiesburg bond. In addition, cash provided by financing activities is net of $25.1 million of financing fees related to the Company's $1.7 billion New Credit Facility and $19.0 million of proceeds from the exercise of stock options. (See Note 3 to the condensed consolidated financial statements.)

         The Company expects to acquire the remaining equity interest in Coleman pursuant to a merger transaction in which the existing Coleman minority shareholders will receive 0.5677 share of the Company's common stock, $6.44 in cash for each share of Coleman common stock outstanding and, subject to court approval, warrants to purchase common stock of the Company at a cash exercise price of $7.00 per share. In addition, unexercised options under Coleman's stock option plans will be cashed out at a price per share equal to the difference between $27.50 and the exercise price of such options. The Company expects to issue approximately 6.7 million shares of common stock and expend approximately $87 million in cash, including cash paid to option holders, to complete the Coleman transaction. Although there can be no assurance, it is anticipated that the Coleman merger will occur in the second half of fiscal 1999.

         The Company believes its borrowing capacity under the New Credit Facility, cash flow from the combined operations of the Company and its acquired companies, existing cash and cash equivalent balances, and its receivable securitization program will be sufficient to support working capital needs, capital and Year 2000 compliance spending, and debt service through April 10, 2000. The Company intends to negotiate with its lenders on an amendment to the New Credit Facility, negotiate with its lenders on further waiver of such covenants and other terms, or refinance the New Credit Facility. Any decisions with respect to such amendment, waiver, or refinancing will be made based on a review from time to time of the advisability of particular transactions. There can be no assurance that an amendment, further waiver of existing covenants and other terms, or refinancing will be entered into by April 10, 2000. The failure to obtain such an amendment, further waiver or debt refinancing would likely result in violation of the existing covenants and compliance with other terms, which would permit the bank lenders to accelerate the maturity of all outstanding borrowings under the New Credit Facility. Accordingly, debt related to the New Credit Facility and all debt containing cross-default provisions will be classified as current in the Condensed Consolidated Balance Sheet in the second quarter of 1999.

NEW ACCOUNTING STANDARDS

         Effective January 1, 1999, the Company adopted Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. Adoption of this statement did not have a material impact on the Company's condensed consolidated financial position, results of operations, or cash flows.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires the recognition of all derivatives in the Consolidated Balance Sheets as either assets or liabilities measured at fair value. The Company has not yet determined the impact SFAS No. 133 will have on its consolidated financial position, results of operations, or cash flows.

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

         PHASE 3 - CUSTOMERS, SUPPLIERS AND BUSINESS PARTNERS: The third phase of Sunbeam's Year 2000 readiness program which was initiated during the third and fourth quarters of 1998 is designed to assess and interact with the Company's customers, suppliers, and business partners. As part of this effort, the Company surveyed 1,100 vendors and suppliers determined to be critical to the Company. Based on the survey, the Company believes that there is only a low to medium risk of Year 2000 issues for approximately three-quarters of its vendors; however, a small number of vendors have been identified as high risk (less than 5%) and approximately one-quarter of the vendors did not respond fully to the survey. The Company will continue its vendor evaluation and assessment process through 1999, including direct contact with high and medium risk vendors and vendors who have not responded fully to the Company's survey. The Company has not independently verified the responses of vendors and does not anticipate undertaking such independent verification process.

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

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

         During the quarter ended March 31, 1999, Sunbeam had expended approximately $17 million to address Year 2000 issues of which approximately 50% was recorded as capital expenditures and the remainder as SG&A expense. Sunbeam's current assessment of the total costs to address and remedy Year 2000 issues and enhance its operating systems, including costs for the acquired companies, is approximately $60 million. The amount to be incurred for Year 2000 issues during 1999 of approximately $41 million represents over 50% of the Company's total 1999 budget for information systems and related support, including Year 2000 costs. A large majority of these costs are expected to be incremental expenditures that will not recur in the Year 2000 or thereafter. Fees and expenses related to third party consultants, who are involved in the PMO as well as the modification and replacement of software, represent approximately 75% of the total estimated cost. The balance of the total estimated cost relates primarily to software license fees and new hardware, but excludes the costs associated with Company employees. Sunbeam expects these expenditures to be financed through operating cash flows or borrowings, as applicable. A significant portion of these expenditures will enhance Sunbeam's operating systems in addition to resolving the Year 2000 issues. As Sunbeam completes its assessment of the Year 2000 issues, the actual expenditures incurred or to be incurred may differ materially from the amounts shown above.

         Because Year 2000 readiness is critical to the business, Sunbeam has redeployed some resources from non-critical system enhancements to address Year 2000 issues. In addition, due to the importance of IT systems to the Company's business, management has deferred non-critical systems enhancements as much as possible. The Company does not expect these redeployments and deferrals to have a material impact on the Company's financial condition, results of operations, or cash flows.

CAUTIONARY STATEMENTS

         Certain statements in this Quarterly Report on Form 10-Q may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (herein the "Act") and in releases made by the SEC from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the word "estimate," "project," "intend," "expect," "believe," "may," "well," "should," "seeks," "plans," "scheduled to," "anticipates," or "intends," or the negative of these terms or other variations of these terms or comparable language, or by discussions of strategy or intentions, when used in connection with the Company, including its management. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. These Cautionary Statements are being made pursuant to the Act, with the intention of obtaining the benefits of the "Safe Harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements with respect to the Company include, but are not limited to risks associated with (i) high leverage, (ii) Sunbeam's ability to comply with the terms of its credit agreement, including financial covenants and covenants relating to the completion of the Coleman merger, or to enter into an amendment to its credit agreement containing financial covenants which it and its bank lenders find mutually acceptable, or to continue to obtain waivers from its bank lenders with respect to its compliance with the existing covenants contained in such agreement, and to continue to have access to its revolving credit facility, (iii) Sunbeam's ability to integrate the recently acquired Coleman, Signature Brands and First Alert companies and expenses associated with such integration, (iv) Sunbeam's sourcing of products from international vendors, including the ability to select reliable vendors and to avoid delays in shipments, (v) Sunbeam's ability to maintain and increase market share for its products at anticipated margins, (vi) Sunbeam's ability to successfully introduce new products and to provide on-time delivery and a satisfactory level of customer service, (vii) changes in domestic and/or foreign laws and regulations, including changes in tax rates, accounting standards, environmental laws, occupational, health and safety laws, (viii) access to foreign markets together with foreign economic conditions, including currency fluctuations and trade, monetary and/or tax policies, (ix) uncertainty as to the effect of competition in existing and potential future lines of business, (x) fluctuations in the cost and availability of raw materials and/or products, (xi) changes in the availability and costs of labor, (xii) effectiveness of advertising and marketing programs, (xiii) economic uncertainty in Japan, Korea and other Asian countries, as well as in Mexico, Venezuela, and other Latin American countries, (xiv) product quality, including excess warranty costs, product liability expenses and costs of product recalls, (xv) weather conditions which can have an unfavorable impact upon sales of certain of Sunbeam's products, (xvi) the numerous lawsuits against the Company and the SEC investigation into the Company's accounting practices and policies, and uncertainty regarding the Company's available coverage on its directors' and officers' liability insurance, (xvii) the possibility of a recession in the United States or other countries resulting in a decrease in consumer demands for the Company's products, (xviii) actions by competitors including business combinations, new product offerings and marketing and promotional activities, and (xix) failure of the Company and/or its suppliers of goods or services to timely complete the remediation of computer systems to effectively process Year 2000 information. Other factors and assumptions not included in the foregoing may cause the Company's actual results to materially differ from those projected. The Company assumes no obligation to update any forward-looking statements or these cautionary statements.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On April 7, 1998, a purported derivative action was filed in the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against the Company and some of its present and former directors and former officers. The action alleged that the individual defendants breached their fiduciary duties and wasted corporate assets when the Company granted stock options at an exercise price of $36.85 to three of its officers and directors (who were subsequently terminated) on or about February 2, 1998. On June 25, 1998, all defendants filed a motion to dismiss the complaint for failure to make a presuit demand on Sunbeam's Board of Directors. On October 22, 1998, the plaintiff amended the complaint against all but one of the defendants named in the original complaint. On February 19, 1999, plaintiff filed a second amended derivative complaint nominally on behalf of Sunbeam against some of its present and former directors and former officers and the Company's former auditor, Arthur Andersen. The second amended complaint alleges, among other things, that Messrs. Dunlap and Kersh (the Company's former Chairman and Chief Executive Officer and Chief Financial Officer, respectively) caused Sunbeam to employ fraudulent accounting procedures in order to enable them to secure new employment contracts, and seeks an award of damages and other declaratory and equitable relief. On May 14, 1999, the defendants filed a motion to dismiss.

         On September 16, 1998, an action was filed in the 56th Judicial District Court of Galveston County, Texas alleging various claims in violation of the Texas Securities Act and Texas Business & Commercial Code as well as common law fraud as a result of the Company's alleged misstatements and omissions regarding the Company's financial condition and prospects during a period beginning May 1, 1998 and ending June 16, 1998, in which the plaintiffs engaged in transactions in the Company's common stock. The Company is the only named defendant in this action. The complaint requests recovery of compensatory damages, punitive damages and expenses in an unspecified amount. This action was removed to the United States District Court for the Southern District of Texas and subsequently transferred to the Southern District of Florida and consolidated with the class action lawsuits that were filed on behalf of purchasers of the Company's common stock in the U.S. District Court for the Southern District of Florida against the Company and some of its present and former directors and former officers alleging violations of the federal securities laws (the "Consolidated Federal Actions"). Plaintiffs in this action have objected to the consolidation and have sought reconsideration by the Southern District of Florida of the order of the Southern District of Texas denying plaintiffs' motion to remand the case to state court and transferring it to Florida.

         The Company has been named as a defendant in an action filed in the District Court of Tarrant County, Texas, 48th Judicial District, on November 20, 1998 which was served on the Company through the Secretary of State of Texas on January 15, 1999. The plaintiffs in this action are purchasers of the Debentures. The plaintiffs allege that the Company violated the Texas Securities Act and the Texas Business & Commercial Code and committed state common law fraud by materially misstating the financial position of the Company in connection with the offering and sale of the Debentures. The complaint seeks rescission, as well as compensatory and exemplary damages in an unspecified amount. The Company specially appeared to assert an objection to the Texas Court's exercise of personal jurisdiction over the Company, and a hearing on this objection was held on April 15, 1999. On April 23, 1999, the court entered an order granting the Company's special appearance and dismissing the case without prejudice. The plaintiffs moved for reconsideration of the court's order, which motion the court denied on May 24, 1999. The plaintiffs have appealed the order dismissing the case to the Texas Court of Appeals. Briefs on the appeal have not yet been submitted.

         On April 12, 1999, a class action lawsuit was filed in the U.S. District Court for the Southern District of Florida. The lawsuit was filed on behalf of persons who purchased Debentures during the period of March 20, 1998 through June 30, 1998, inclusive, but after the initial offering of such Debentures. The complaint asserts that Sunbeam made material omissions and misrepresentations that had the effect of inflating the market price of the Debentures. The complaint names as defendants the Company, Arthur Andersen and two former Company officers, Messrs. Dunlap and Kersh. The plaintiff is an institution which allegedly acquired in excess of $150,000,000 face amount of the Debentures and now seeks unspecified money damages. The Company was served on April 16, 1999 in connection with this pending lawsuit. The Company has requested that this action be coordinated with the Consolidated Federal Actions.

         On February 9, 1999, Messrs. Dunlap and Kersh filed with the American Arbitration Association demands for arbitration of claims under their respective employment agreements with the Company. Messrs. Dunlap and Kersh are requesting a finding by the arbitrator that they were terminated by the Company without cause and should be awarded the corresponding benefits set forth in their respective employment agreements. On March 12, 1999, the Company asked the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida to issue an injunction prohibiting Messrs. Dunlap and Kersh from pursuing their arbitration proceedings against the Company on the ground, among others, that the simultaneous litigation of the April 7, 1998 action and these arbitration proceedings would subject Sunbeam to the threat of inconsistent adjudications with respect to certain rights to compensation asserted by Messrs. Dunlap and Kersh. On March 19, 1999, the plaintiff in the April 7, 1998 action discussed above moved for a similar injunction. On March 26, 1999, Messrs. Dunlap and Kersh filed a response in opposition to the motions for injunctive relief. A hearing on the motions for injunctive relief has been held and, as a result of the Company motion for preliminary injunction, administration of the arbitrations were suspended until May 10, 1999. On May 11, 1999, the Court denied the motions for a preliminary injunction filed by the Company and the plaintiff. The Company has answered the arbitration demands of Messrs. Dunlap and Kersh and has filed counterclaims seeking, among other things, the return of all consideration paid, or to be paid, under the February 1998 Employment Agreements between the Company and Messrs. Dunlap and Kersh. An answer to the Company's counterclaim is due on June 17, 1999. No date has been set for the arbitration hearing.

         On March 23, 1999, Messrs. Dunlap and Kersh filed a complaint in the Court of Chancery of the State of Delaware seeking an order directing the Company to advance attorneys' fees and other expenses incurred in connection with various state and federal class and derivative actions and an investigation instituted by the SEC. The complaint alleges that such advancements are required by the Company 's by-laws and by a forbearance agreement entered into between the Company and Messrs. Dunlap and Kersh in August 1998. The Company filed its answer to the complaint and the Court of Chancery has scheduled a trial of this summary proceeding to be held on June 16, 1999.

         On May 24, 1999, an action naming the Company as defendant was filed in the Circuit Court for Ozaukee County, Wisconsin. The Company has not yet been served with the complaint in this action. The plaintiffs in this action are purchasers of the Debentures. They allege that the Company violated the Wisconsin Uniform Securities Act and committed acts of false advertising and misrepresentation in connection with the offering and sale of the Debentures. The plaintiffs seek rescission, as well as compensatory and exemplary damages in an unspecified amount.

         On July 2, 1998, the American Alliance Insurance Company ("American") filed suit against the Company in the U.S. District Court for the Southern District of New York requesting a declaratory judgment of the Court that the directors' and officers' liability insurance policy for excess coverage issued by American was invalid and/or had been properly canceled by American. The Company's motion to transfer such action to the federal district court in which the Consolidated Federal Actions are currently pending was denied. The case is now in discovery. On October 20, 1998, an action was filed by Federal Insurance Company in the U.S. District Court for the Middle District of Florida requesting the same relief as that requested by American in the previously filed action as to additional coverage levels under the Company's directors' and officers' liability insurance policy. This action has been transferred to the U.S. District Court for the Southern District of Florida and is currently in discovery. The Company has filed a notice of pendency seeking transfer of this action to the judge who is presiding over the Consolidated Federal Actions. On December 22, 1998, an action was filed by Executive Risk Indemnity, Inc. in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida requesting the same relief as that requested by American and Federal in their previously filed actions as to additional coverage levels under the Company's directors' and officers' liability insurance policy. On April 15, 1999, the Company filed an action in the U.S. District Court for the Southern District of Florida against the National Union Fire Insurance Company of Pittsburgh, PA, Gulf Insurance Company and St. Paul Mercury Insurance Company requesting, among other things, a declaratory judgment that National Union is not entitled to rescind its liability insurance policy to the Company and a declaratory judgment that the Company is entitled to coverage from these insurance companies for various lawsuits described herein under liability insurance policies issued by each of the defendants. None of the defendants, other than St. Paul Mercury Insurance Company, have responded to the Company's complaint. On June 7, 1999, St. Paul Mercury Insurance Company answered the Company's complaint and asserted counterclaims which seeks recission and declaratory relief that no coverage is available to the Company. The Company intends to pursue recovery from all of its insurers if damages are awarded against the Company or its indemnified officers and/or directors under any of the foregoing actions. The Company's failure to obtain such insurance recoveries following an adverse judgement in any of the foregoing actions could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

         The Company intends to vigorously defend each of the foregoing lawsuits, but cannot predict the outcome and is not currently able to evaluate the likelihood of the Company's success in each case or the range of potential loss. However, if the foregoing actions were determined adversely to the Company, such judgments would likely have a material adverse effect on the Company's financial position, results of operations, and cash flows.

ENVIRONMENTAL MATTERS

         With respect to one of seven sites at which the Company has been identified by the United States Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP"), the Company received notice from the EPA that the Company has completed all required removal activities and that such removal activities were completed to EPA's satisfaction. EPA's approval of the Company's removal activities at this site effectively concludes its obligations to EPA at this site.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a) Exhibits

    EXHIBIT NO.        DESCRIPTION
    -----------        -----------

        27 Financial Data Schedule, submitted electronically to the Securities and Exchange Commission for information only and not filed

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1999.

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

                               SUNBEAM CORPORATION

                               BY: /S/ BOBBY G. JENKINS
                               ------------------------
                               Bobby G. Jenkins
                               Executive Vice President, and
                               Chief Financial Officer
                               (Principal Financial Officer)

                               Dated: June 11, 1999

                                 EXHIBIT INDEX

EXHIBIT          DESCRIPTION
-------          -----------

  27             Financial Data Schedule