Form 10-Q
period 1999-06-30
SUNBEAM CORP/FL/
filed 1999-08-19
CIK 3662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For the period ended June 30, 1999

                                       OR

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

            For the transition period from ___________ to ___________

                          Commission File No. 1-000052

                               SUNBEAM CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                    25-1638266
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
 INCORPORATION OR ORGANIZATION)

      2381 EXECUTIVE CENTER DRIVE                        33431
            BOCA RATON, FL                             (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                                Yes [X]          No [ ]

On August 17, 1999 there were 100,902,392 shares of the registrant's Common Stock ($.01 par value) outstanding.

                      SUNBEAM CORPORATION AND SUBSIDIARIES

                                QUARTERLY REPORT
                                  ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Condensed Consolidated Statements of Operations
                    (Unaudited) for the three months and six months ended
                    June 30, 1999 and June 30, 1998................................................     2

                    Condensed Consolidated Balance Sheets (Unaudited)
                    as of June 30, 1999 and December 31, 1998......................................     3

                    Condensed Consolidated Statements of Cash Flows (Unaudited)
                    for the six months ended June 30, 1999 and June 30, 1998.......................     4

                    Notes to Condensed Consolidated Financial Statements (Unaudited)...............     5

           Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations......................................................    19

PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings..............................................................    34

           Item 4.  Submission of Matters to a Vote of Security Holders............................    37

           Item 6.  Exhibits and Reports on Form 8-K ..............................................    38

SIGNATURE  ........................................................................................    39

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      SUNBEAM CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                              ----------------------------      ----------------------------
                                                JUNE 30,        JUNE 30,          JUNE 30,         JUNE 30,
                                                  1999            1998              1999             1998
                                              -----------      -----------      -----------      -----------
Net sales ...............................     $   660,927      $   578,488      $ 1,184,873      $   826,089
Cost of goods sold ......................         490,621          630,965          891,412          844,794
Selling, general and
   administrative expense ...............         156,834          140,801          294,783          211,940
                                              -----------      -----------      -----------      -----------
Operating income (loss) .................          13,472         (193,278)          (1,322)        (230,645)
Interest expense ........................          45,044           42,408           86,950           47,480
Other expense, net ......................           1,139            2,085            1,948            5,251
                                              -----------      -----------      -----------      -----------
Loss before income taxes, minority
     interest and extraordinary charge ..         (32,711)        (237,771)         (90,220)        (283,376)
Income tax provision:
   Current ..............................           6,797            3,272            6,645            3,598
   Deferred .............................             470            1,983            2,363            1,534
                                              -----------      -----------      -----------      -----------
                                                    7,267            5,255            9,008            5,132

Minority interest .......................           6,968           (2,063)           8,457           (2,063)
                                              -----------      -----------      -----------      -----------
Loss before extraordinary charge ........         (46,946)        (240,963)        (107,685)        (286,445)
Extraordinary charge from
   early extinguishments of debt ........              --         (103,091)              --         (111,715)
                                              -----------      -----------      -----------      -----------

Net loss ................................     $   (46,946)     $  (344,054)     $  (107,685)     $  (398,160)
                                              ===========      ===========      ===========      ===========


Basic and diluted loss per share:
   Loss from continuing operations before
     extraordinary charge ...............     $     (0.47)     $     (2.39)     $     (1.07)     $     (3.06)
   Extraordinary charge .................              --            (1.02)              --            (1.20)
                                              -----------      -----------      -----------      -----------
   Net loss .............................     $     (0.47)     $     (3.41)     $     (1.07)     $     (4.26)
                                              ===========      ===========      ===========      ===========
Basic and diluted weighted average
   common shares outstanding ............         100,743          100,804          100,741           93,518

            See Notes to Condensed Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                          JUNE 30,       DECEMBER 31,
                                                                            1999            1998
                                                                        -----------      -----------
ASSETS
Current assets:
   Cash and cash equivalents ......................................     $    51,057      $    61,432
   Restricted investments .........................................          71,764           74,386
   Receivables, net ...............................................         443,792          361,774
   Inventories ....................................................         503,545          519,189
   Prepaid expenses, deferred income taxes and other current assets          71,224           74,187
                                                                        -----------      -----------
         Total current assets .....................................       1,141,382        1,090,968
Property, plant and equipment, net ................................         452,100          455,172
Trademarks, trade names, goodwill and other, net ..................       1,810,732        1,859,377
                                                                        -----------      -----------
                                                                        $ 3,404,214      $ 3,405,517
                                                                        ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current portion of long-term debt ..........     $ 1,528,841      $   119,103
   Accounts payable ...............................................         197,916          162,173
   Other current liabilities ......................................         336,799          321,185
                                                                        -----------      -----------
                  Total current liabilities .......................       2,063,556          602,461
Long-term debt, less current portion ..............................         807,288        2,142,362
Other long-term liabilities .......................................         236,788          248,459
Deferred income taxes .............................................          97,186          100,473
Minority interest .................................................          57,322           51,325

Commitments and contingencies (Note 10)

Shareholders' equity:
   Preferred stock (2,000,000 shares authorized, none outstanding)               --               --
   Common stock (100,746,400 and 100,739,053 shares issued) .......           1,007            1,007
   Additional paid-in capital .....................................       1,123,455        1,123,457
         Accumulated deficit ......................................        (917,680)        (809,997)
   Accumulated other comprehensive loss ...........................         (64,708)         (54,030)
                                                                        -----------      -----------

         Total shareholders' equity ...............................         142,074          260,437
                                                                        -----------      -----------
                                                                        $ 3,404,214      $ 3,405,517
                                                                        ===========      ===========

            See Notes to Condensed Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                           SIX MONTHS ENDED
                                                                      ----------------------------
                                                                       JUNE 30,         JUNE 30,
                                                                         1999             1998
                                                                      -----------      -----------
OPERATING ACTIVITIES:
    Net loss ....................................................     $  (107,685)     $  (398,160)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
        Depreciation and amortization ...........................          64,008           41,455
        Non-cash interest charges ...............................          22,752            9,987
        Deferred income taxes ...................................           2,363            1,534
        Minority interest .......................................           8,457           (2,063)
        (Gain) loss on sale of property, plant and equipment ....            (836)           2,501
        Provision for fixed assets ..............................              --           29,587
        Provision for excess and obsolete inventory .............              --           83,986
        Non-cash compensation charge ............................              --           23,514
        Extraordinary charge from early extinguishments of debt .              --          111,715
        Changes in working capital and other, net of acquisitions         (23,536)        (121,627)
                                                                      -----------      -----------
              Net cash used in operating activities .............         (34,477)        (217,571)
                                                                      -----------      -----------

INVESTING ACTIVITIES:
    Capital expenditures ........................................         (33,555)         (21,245)
    Purchases of businesses, net of cash acquired ...............              --         (379,159)
    Other .......................................................            (350)             206
                                                                      -----------      -----------
              Net cash used in investing activities .............         (33,905)        (400,198)
                                                                      -----------      -----------

FINANCING ACTIVITIES:
    Issuance of convertible subordinated debentures, net of
       financing fees ...........................................              --          729,622
    Net borrowings under revolving credit facilities ............          62,090        1,325,151
    Payments of debt obligations, including prepayment penalties           (2,940)      (1,463,829)
    Proceeds from exercise of stock options .....................              35           19,553
    Other .......................................................          (1,178)          (1,875)
                                                                      -----------      -----------
              Net cash provided by financing activities .........          58,007          608,622
                                                                      -----------      -----------


Net decrease in cash and cash equivalents .......................         (10,375)          (9,147)
Cash and cash equivalents at beginning of period ................          61,432           52,298
                                                                      -----------      -----------
Cash and cash equivalents at end of period ......................     $    51,057      $    43,151
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

BASIS OF PRESENTATION

         The Condensed Consolidated Balance Sheet of the Company as of June 30, 1999 and the Condensed Consolidated Statements of Operations and Cash Flows for the three and six months ended June 30, 1999 and 1998 are unaudited. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. The December 31, 1998 Condensed Consolidated Balance Sheet was derived from the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1998 Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements contained herein include all adjustments (consisting of only recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for the entire year or future periods.

BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK

         Loss per common share calculations are determined by dividing loss attributable to common shareholders by the weighted average number of shares of common stock outstanding. Loss per share for the second quarter and six months ended June 30, 1999 and 1998, is based only on the weighted average number of common shares outstanding, as potential common shares have been excluded as a result of the loss during the periods presented. Loss per share for the three months and six months ended June 30, 1999 excluded 119,602 and 66,813 shares related to stock options, respectively, as their effect would have been anti-dilutive. Stock options to purchase 19,523,143 common shares and 19,143,458 common shares for the quarter and six months ended June 30, 1999, respectively, were excluded from potential common shares as the option exercise prices were greater than the average market price of the Company's common stock during each of the respective periods presented. The second quarter and six months ended June 30, 1998 loss per share excluded 1,904,281 and 3,436,684 shares respectively, related to stock options, as their effect would have been anti-dilutive. The quarter and six month 1998 periods also excluded 118,829 and 88,166, respectively, related to restricted stock. Stock options to purchase 11,023,426 common shares and 7,869,520 common shares for the three months and six months ended June 30, 1998, respectively, were excluded from potential common shares as the option exercise prices were greater than the average market price of the Company's common stock during each of the respective periods presented. Diluted average common shares outstanding for all periods presented excluded 13,242,050 shares issuable upon the conversion of the Zero Coupon Convertible Senior Subordinated Debentures due 2018 (the "Debentures"). In addition, diluted average common shares outstanding for the periods ended June 30, 1999 excluded 23,000,000 shares issuable on the exercise of warrants.

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the recognition of all derivatives in the Consolidated Balance Sheets as either assets or liabilities measured at fair value. The Company has not yet determined the impact SFAS No. 133 will have on its consolidated financial position, results of operations, or cash flows.

 RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with the 1999 presentation.

2. ACQUISITIONS

         On March 30, 1998, the Company, through a wholly-owned subsidiary, acquired approximately 81% of the total number of then outstanding shares of common stock of Coleman from a subsidiary of MacAndrews & Forbes Holdings, Inc. ("M&F"), in exchange for 14,099,749 shares of the Company's common stock and approximately $160 million in cash. In addition, the Company assumed approximately $1,016 million in debt. The value of the common stock issued at the date of acquisition was derived by using the average closing stock price as reported on the New York Stock Exchange Composite Tape for the day before and day of the public announcement of the acquisition. Immediately thereafter, as a result of the exercise of employee stock options, Sunbeam's indirect beneficial ownership of Coleman decreased to approximately 79% of the total number of the outstanding shares of Coleman common stock. (See Note 11.)

         On August 12, 1998, the Company announced that, following investigation and negotiation conducted by a Special Committee of the Board consisting of four outside directors not affiliated with M&F, the Company had entered into a settlement agreement with a subsidiary of M&F pursuant to which the Company was released from certain threatened claims of M&F and its subsidiaries arising from the Coleman acquisition and M&F agreed to provide certain management personnel and assistance to the Company in exchange for the issuance to the M&F affiliate of a five-year warrant to purchase up to 23 million shares of the Company's common stock at a cash exercise price of $7.00 per share, subject to anti-dilution adjustments. The Company concluded that the agreement to issue this warrant did not result in a new measurement date for the purposes of determining the purchase price for Coleman and has accounted for the issuance of this warrant in the third quarter of 1998 as a cost of settling a potential claim.

         The Company expects to acquire the remaining equity interest in Coleman pursuant to a merger transaction in which the existing Coleman minority shareholders will receive 0.5677 of a share of the Company's common stock and $6.44 in cash for each share of Coleman common stock outstanding. In addition, unexercised options under Coleman's stock option plans will be cashed out at a price per share equal to the difference between $27.50 and the exercise price of such options. The Company expects to issue approximately 6.7 million shares of common stock and expend approximately $87 million in cash to complete the Coleman acquisition. Although there can be no assurance, it is anticipated the Coleman merger will occur in the second half of 1999. The acquisition of the remaining outstanding shares of Coleman common stock will be accounted for under the purchase method of accounting from the date of consummation of the Coleman merger.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

2. ACQUISITIONS - (CONTINUED)

         On October 21, 1998, the Company announced that it had entered into a Memorandum of Understanding to settle, subject to Court approval, class action claims made by minority shareholders of Coleman relating to the Coleman merger. Under the terms of the proposed settlement, if approved by the Court, the Company will issue to the Coleman public shareholders, and plaintiff's counsel in this action, warrants to purchase up to 4.98 million shares of the Company's common stock at a cash exercise price of $7.00 per share, subject to certain anti-dilution provisions. These warrants would generally have the same terms as the warrants issued to a subsidiary of M&F and will be issued when the Coleman merger is consummated. Issuance of these warrants will be accounted for as additional purchase consideration. As a consequence of entering into the Memorandum of Understanding and agreeing to issue additional consideration in the form of warrants to purchase Sunbeam common stock, a new measurement date was established for the remaining equity interest in Coleman. The total consideration to be paid (cash, Sunbeam common stock and Sunbeam warrants) to the Coleman shareholders will therefore be measured as of October 21, 1998. There can be no assurance that the Court will approve the settlement as proposed.

         On April 6, 1998, the Company completed the acquisitions of First Alert, valued at approximately $182 million (including $133 million of cash and $49 million of assumed debt) and Signature Brands valued at approximately $255 million (reflecting cash paid, including the required retirement of defeasance of debt).

         All of these acquisitions were accounted for by the purchase method of accounting. Accordingly, the results of operations of the acquired entities are included in the accompanying Condensed Consolidated Statements of Operations from their respective dates of acquisition.

         The following pro forma financial information for the Company gives effect to the Coleman and Signature Brands acquisitions as if they had occurred at the beginning of the period presented. No pro forma adjustments have been made for the First Alert acquisition as its effects are not significant. These pro forma results have been prepared for informational purposes only and do not purport to be indicative of the results of operations which actually would have occurred had the acquisitions been consummated on the date indicated, or which may result in the future. The pro forma results follow (in millions, except per share data):

                                                               SIX MONTHS ENDED
                                                                JUNE 30, 1998
                                                               ----------------
Net sales......................................................  $   1,087.9
Loss before extraordinary charge...............................       (307.6)
Basic and diluted loss per share from continuing operations
   before extraordinary charge.................................        (3.17)


3. DEBT

         In order to finance the acquisitions described in Note 2 and to refinance substantially all of the indebtedness of the Company and the acquired companies, the Company consummated an offering of the Debentures at a yield to maturity of 5.0% (approximately $2,014 million principal amount at maturity) in March 1998, which resulted in approximately $730 million of net proceeds and entered into a revolving and term credit facility ("New Credit Facility").

         The Debentures are exchangeable for shares of the Company's common stock at an initial conversion rate of 6.575 shares for each $1,000 principal amount at maturity of the Debentures, subject to adjustment upon occurrence of specified events. The Debentures are subordinated in right of payment to all existing and future senior indebtedness of the Company. The Debentures are not redeemable by the Company prior to March 25, 2003. On or after such date, the Debentures are

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

3. DEBT - (CONTINUED)

redeemable for cash with at least 30 days notice, at the option of the Company. The Company is required to purchase Debentures at the option of the holder as of March 25, 2003, March 25, 2008 and March 25, 2013, at purchase prices equal to the issue price plus accrued original discount to such dates. The Company may, at its option, elect to pay any such purchase price in cash or common stock, or any combination thereof. However, the New Credit Facility prohibits the Company from redeeming or repurchasing Debentures for cash. The Company was required to file a registration statement with the SEC to register the Debentures by June 23, 1998. This registration statement was filed on February 4, 1999 and the SEC has not declared the registration statement effective. The Company's failure to file the registration statement by June 23, 1998 did not constitute default under the terms of the Debentures. As part of the normal review process by the SEC, a number of comments have been made by the staff of the Division of Corporation Finance relating to the registration statement and the restated 1996 and 1997 financial statements included therein. The Company has filed amendments to this registration statement. From June 23, 1998 until the registration statement is declared effective, the Company is required to pay to the Debenture holders cash liquidated damages accruing, for each day during such period, at a rate per annum equal to 0.25% during the first 90 days and 0.50% thereafter multiplied by the total of the issue price of the Debentures plus the original issue discount thereon on such day. The Company made its first payment of approximately $500,000 to the Debenture holders on September 25, 1998 and an additional $2 million was paid on March 25, 1999. An additional cash payment of approximately $2 million, representing the Company's liability to debenture holders through June 30, 1999, will be due on September 25, 1999.

         Concurrent with the acquisitions, the Company replaced its $250 million syndicated unsecured five-year revolving credit facility with the New Credit Facility. The New Credit Facility provided for aggregate borrowings of up to $1.7 billion and in addition to other customary covenants, required the Company to maintain specified consolidated leverage, interest coverage and fixed charge coverage ratios as of the end of each fiscal quarter occurring after March 31, 1998 and on or prior to the latest stated maturity date for any of the borrowings under the New Credit Facility.

         As a result of, among other things, its operating losses incurred during the first half of 1998, the Company did not achieve the specified financial ratios for June 30, 1998 and it appeared unlikely that the Company would achieve the specified financial ratios for September 30, 1998. Consequently, the Company and its lenders entered into an agreement dated as of June 30, 1998 that waived through December 31, 1998 all defaults arising from the failure of the Company to satisfy the specified financial ratios for June 30, 1998 and September 30, 1998. Pursuant to an agreement with the Company dated as of October 19, 1998, the Company's lenders extended all of the waivers under the June 30, 1998 agreement through April 10, 1999 and also waived through such date all defaults arising from any failure by the Company to satisfy the specified financial ratios for December 31, 1998. As part of the October 19, 1998 agreement, the Company agreed to a minimum monthly earnings before interest, taxes, depreciation and amortization ("EBITDA") covenant (as defined in the New Credit Facility) which covenant the Company has been able to satisfy.

         On April 10, 1999, among other things, the lenders extended all of the waivers set forth in the October 19, 1998 agreement through April 15, 1999. On April 15, 1999, the Company and its lenders entered into a comprehensive amendment to the New Credit Facility that, among other things, extended all of the waivers under the April 10, 1999 agreement until April 10, 2000 and waived until such date all defaults arising from any failure by the Company to satisfy the specified financial ratios for any fiscal quarter end occurring during 1999 and for March 31, 2000. The Company intends to negotiate with its lenders an amendment to the New Credit Facility, or to negotiate further waiver of such covenants and other terms beyond April 10, 2000, or to refinance the New Credit Facility. There can be no assurance that an amendment, further waiver of existing covenants and other terms, or refinancing will be entered into by April 10, 2000. The failure to obtain such an amendment, further waiver or debt refinancing would likely result in violation of the existing covenants and compliance with other terms, which would permit the bank lenders to accelerate the maturity of all outstanding borrowings under the New Credit Facility and could otherwise have a material adverse effect on the Company. Accordingly, debt related to the New Credit Facility and all debt containing cross-default provisions was classified as current in the Condensed Consolidated Balance Sheet in the second quarter of 1999. The following description of the New Credit Facility reflects its significant terms as amended April 15, 1999.

         As part of the April 15, 1999 New Credit Facility amendment, the Company agreed to a minimum cumulative EBITDA covenant that is based on post-December 31, 1998 consolidated EBITDA and is tested at the end of each month

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

3. DEBT - (CONTINUED)

occurring on or prior to March 31, 2000, as well as a covenant limiting the amount of revolving loans (other than those used to fund the Coleman merger) that may be outstanding under the New Credit Facility as of the end of each such month. The minimum cumulative EBITDA was initially $6.3 million for the period January 1, 1999 through April 30, 1999 and generally grows on a monthly basis until it reaches $121.0 million for the period from January 1, 1999 through March 31, 2000.

         The New Credit Facility provides for aggregate borrowings of up to $1.7 billion through: (i) a revolving credit facility in an aggregate principal amount of up to $400.0 million maturing March 30, 2005, ($52.5 million of which may only be used to complete the Coleman merger if the Coleman merger is not completed prior to August 31, 1999); (ii) up to $800.0 million in term loans maturing on March 30, 2005, (of which $35.0 million may only be used to complete the Coleman merger); and (iii) a $500.0 million term loan maturing September 30, 2006, (of which $5.0 million has already been repaid through June 30, 1999). As of June 30, 1999, approximately $1.4 billion was outstanding and approximately $0.2 billion was available for borrowing under the New Credit Facility. The remaining $0.1 billion of the $1.7 billion New Credit Facility was committed for outstanding letters of credit.

         Under the New Credit Facility, interest accrues, at the Company's option: (i) at the London Interbank Offered Rate ("LIBOR"); or (ii) at the base rate of the administrative agent which is generally the higher of the prime commercial lending rate of the administrative agent or the Federal Funds Rate plus 0.50%; in each case plus an interest margin which is currently 3.25% for LIBOR borrowings and 2.00% for base rate borrowings. The applicable interest margin is subject to upward or downward adjustment upon the occurrence of specified events, including a 0.25% increase on September 1, 1999 if the Coleman merger has not occurred by then and an additional 0.25% to 0.50% increase on October 1, 1999 if the Coleman merger has not occurred by then. Borrowings under the New Credit Facility are secured by a pledge of the stock of the Company's material subsidiaries, including Coleman, and by a security interest in substantially all of the assets of the Company and its material domestic subsidiaries, other than Coleman and its material subsidiaries except as described below. Currently, Coleman's inventory and related assets are pledged to secure its obligations for letters of credit issued for its account under the New Credit Facility. Additionally, as security for Coleman's note payable to the Company, Coleman pledged substantially all of its domestic assets, other than real property, including 66% of the stock of its direct foreign subsidiaries and domestic holding companies for its foreign subsidiaries, and all of the stock of its other direct domestic subsidiaries (but not the assets of Coleman's subsidiaries). The pledge runs in favor of the Company's lending banks, to which the Coleman note has been pledged as security for the Company's obligations to them. Upon completion of the Coleman merger, substantially all of Coleman's assets and the assets of Coleman's domestic subsidiaries will be pledged to secure the obligations under the New Credit Facility. In addition, borrowings under the New Credit Facility are guaranteed by a number of the Company's wholly-owned material domestic subsidiaries and these subsidiary guarantees are secured as described above. Upon completion of the Coleman merger, Coleman and each of its United States subsidiaries will become guarantors of the obligations under the New Credit Facility. To the extent extensions of credit are made to any subsidiaries of the Company, the obligations of such subsidiaries are guaranteed by the Company.

         In addition to the above described ratios and tests, the New Credit Facility contains covenants customary for credit facilities of a similar nature, including limitations on the ability of the Company and its subsidiaries, including Coleman, to, among other things, (i) declare dividends or repurchase stock, (ii) prepay, redeem or repurchase debt, incur liens and engage in sale-leaseback transactions, (iii) make loans and investments, (iv) incur additional debt, including revolving loans under the New Credit Facility, (v) amend or otherwise alter material agreements or enter into restrictive agreements, (vi) make capital and year 2000 compliance expenditures, (vii) engage in mergers, acquisitions and asset sales, (viii) engage in certain transactions with affiliates, (ix) settle certain litigation, (x) alter its cash management system and (xi) alter the businesses they conduct. The Company is also required to comply with specified financial covenants and ratios. The New Credit Facility provides for events of default customary for transactions of this type, including nonpayment,misrepresentation, breach of covenant, cross-defaults, bankruptcy, material adverse change arising from compliance with ERISA, material adverse judgments, entering into guarantees and change of ownership and control. It is also an event of default under the New Credit Facility if the Company's registration statement in connection with the Coleman merger is not declared effective by the SEC on or before October 30, 1999 or if the merger does not occur within 25 business days of the effectiveness of the registration statement or if the cash consideration (including any payments on

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

3. DEBT - (CONTINUED)

account of the exercise of any appraisal rights, but excluding related legal, accounting and other customary fees and expenses) to consummate the Coleman merger exceeds $87.5 million. Although there can be no assurance, the Company anticipates that it will satisfy these conditions. Furthermore, the New Credit Facility requires the Company to prepay term loans on each of September 30, 1999 and December 31, 1999 to the extent that cash on hand in the Company's concentration accounts plus the aggregate amount of unused revolving loan commitments on these dates (excluding, for the September measurement date, $52.5 million reserved for the Coleman merger), exceeds $115 million and $125 million, respectively, but the Company is not required to prepay more than $69.3 million in the aggregate as a result of the provision. Unless waived by the bank lenders, the failure to satisfy any of the financial ratios and tests contained in the New Credit Facility or the occurrence of any other event of default under the New Credit Facility would entitle the bank lenders to (a) receive a 2.00% increase in the interest rate applicable to outstanding loans and increase the trade letter of credit fees to 1.00% and (b) accelerate the maturity of the outstanding borrowings under the New Credit Facility and exercise all or any of their other rights and remedies. Any such acceleration or other exercise rights and remedies would likely have a material adverse effect on the Company. The New Credit Facility also includes provisions for the deferral of the 1999 scheduled term loan payments of $69.3 million until April 10, 2000 as a result of the satisfaction by the Company on May 14, 1999 of the agreed upon conditions to the deferral.

         In March 1998, the Company prepaid a $75.0 million 7.85% industrial revenue bond related to its Hattiesburg facility originally due in 2009. In connection with the early extinguishment of this debt, the Company recognized an extraordinary charge in the first quarter of 1998. As a result of repayment of certain indebtedness assumed in the Coleman acquisition, the Company also recognized an extraordinary charge in the second quarter of 1998. The debt assumed in connection with the Coleman acquisition was repaid as a result of the requirements under the terms of the New Credit Facility. These extraordinary charges consisted of redemption premiums ($106.9 million), unamortized debt discount ($13.8 million) and unamortized deferred financing costs ($1.7 million) and were net of an income tax benefit ($10.7 million).

         In connection with the acquisition of Signature Brands, the Company was required to defease $70.0 million of acquired debt. Cash was placed with a trustee to provide for the defeasance, including the related prepayment penalty. This cash was used to purchase Treasury Notes. Accordingly, $71.8 million and $74.4 million of restricted investments held by the trustee for the August 1999 liquidation of this acquired debt are reflected as an asset at June 30, 1999 and December 31, 1998, respectively, and $70.0 million is reflected as short-term debt in the Condensed Consolidated Balance Sheets at June 30, 1999 and December 31, 1998. The prepayment penalty is reflected as part of the acquisition price of Signature Brands. On July 13, 1999, this debt was called for redemption. The effective date of redemption was August 15, 1999.

4. ACCOUNTS RECEIVABLE SECURITIZATION

         The Company has entered into a receivables securitization program that expires in March 2000. The Company has received $86.2 million and $49.2 million in the second quarters of 1999 and 1998, respectively, and $146.3 million and $84.0 million in the first half of each 1999 and 1998, respectively, for the sale of trade accounts receivable. Trade accounts receivable at June 30, 1999 and 1998 reflect a reduction of $38.9 million and $40.2 million, respectively, for receivables sold under this program. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $0.6 million and $0.9 million during the second quarters of 1999 and 1998, respectively, and $1.0 million and $1.5 million in the first halves of 1999 and 1998, respectively, and have been classified as interest expense in the accompanying Condensed Consolidated Statements of Operations. The Company, through a wholly-owned subsidiary, retains collection and administrative responsibilities for the purchased receivables. This agreement contains cross-default provisions that provide the purchaser of the receivables an option to cease purchasing receivables from the Company if the Company is in default under the New Credit Facility.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

5. COMPREHENSIVE LOSS

         The components of the Company's comprehensive loss are as follows (in thousands):

                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                        ------------------------      ------------------------
                                        JUNE 30,        JUNE 30,       JUNE 30,       JUNE 30,
                                          1999            1998           1999           1998
                                        ---------      ---------      ---------      ---------
Net loss ..........................     $ (46,946)     $(344,054)     $(107,685)     $(398,160)
Foreign currency translation
   adjustment, net of taxes .......        (1,251)        (1,424)       (10,678)        (1,241)
Change in minimum pension liability            --           (132)            --           (132)
                                        ---------      ---------      ---------      ---------
Comprehensive loss ................     $ (48,197)     $(345,610)     $(118,363)     $(399,533)
                                        =========      =========      =========      =========

         As of June 30, 1999 and December 31, 1998, "Accumulated other comprehensive loss," as reflected in the Condensed Consolidated Balance Sheets is comprised of the following:

                                CURRENCY        MINIMUM
                               TRANSLATION      PENSION
                               ADJUSTMENTS     LIABILITY       TOTAL
                               -----------     ---------     --------
Balance at June 30, 1999 ...     $(22,700)     $(42,008)     $(64,708)
Balance at December 31, 1998      (12,022)      (42,008)      (54,030)

         The accumulated other comprehensive loss associated with the minimum pension liability is net of deferred taxes of approximately $5 million as of June 30, 1999 and December 31, 1998.

6. SUPPLEMENTARY FINANCIAL STATEMENT DATA

         Supplementary Balance Sheet data at the end of each period is as follows (in thousands):

                                 JUNE 30,      DECEMBER 31,
                                   1999           1998
                                 ---------     ------------
Receivables:
  Trade ....................     $ 479,147      $ 407,452
  Sundry ...................         8,510          7,347
                                 ---------      ---------
                                   487,657        414,799
  Valuation allowance ......       (43,865)       (53,025)
                                 ---------      ---------
                                 $ 443,792      $ 361,774
                                 =========      =========
Inventories:
  Finished goods ...........     $ 328,591      $ 370,622
  Work in process ..........        77,004         39,143
  Raw materials and supplies        97,950        109,424
                                 ---------      ---------
                                 $ 503,545      $ 519,189
                                 =========      =========

         Supplementary Statements of Cash Flows data is as follows (in thousands):

                                                    SIX MONTHS ENDED
                                                 ----------------------
                                                  JUNE 30,      JUNE 30,
                                                   1999          1998
                                                 --------      --------
Cash paid (received) during the period for:
   Interest ................................     $ 67,446      $ 26,219
                                                 ========      ========
   Income taxes, net of refunds.............     $ (6,358)     $ (6,934)
                                                 ========      ========

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

7. ASSET IMPAIRMENT AND OTHER CHARGES

         In the second quarter of 1998, decisions were made to outsource or discontinue a substantial number of products previously made by the Company (principally breadmakers, toasters and certain other appliances, air and water filtration products and the elimination of certain stock keeping units ("SKU's") within existing product lines, primarily relating to appliances, grills and grill accessories). As a result, certain facilities and equipment would either no longer be used or would be utilized in a significantly different manner. Accordingly, a charge of $29.6 million was recorded in Cost of Goods Sold to write certain of these assets down to their estimated fair market value. Approximately 80% of this charge related to machinery, equipment and tooling at the Company's Mexico City, Mexico and Hattiesburg, Mississippi manufacturing plants, the estimated fair value for which was derived through an auction process. The remainder of this charge related to tooling and equipment at various other facilities, which either had a nominal value or the fair market value of which was derived through an auction process. These assets were taken out of service at the time of the write-down and consequently were not depreciated further after the write-down. The net carrying value of these assets after the write-down approximated $2.2 million and these assets are expected to be disposed of by September 30, 1999. Depreciation expense associated with these assets approximated $2.6 million in the first half of 1998.

         Personnel at the Mexico City facility were notified in the second quarter of 1998 that the plant was scheduled for closure at year-end 1998, accordingly, at that time, a liability of $1.8 million was recorded in Cost of Goods Sold primarily for employee severance. The employee severance related to approximately 1,200 positions of which 100 employees, representing a $0.4 million severance obligation remained to be terminated at December 31, 1998. Substantially all of these remaining positions have been eliminated and the severance payments have been made as of June 30, 1999.

         During 1997 and the first half of 1998, the Company built inventories in anticipation of 1998 sales volumes which did not materialize. As a result, it has been and will continue to be necessary to dispose of some portions of excess inventories at amounts less than cost. Accordingly, in the second quarter of 1998, when the facts and circumstances were known that such sales volume would not materialize, the Company recorded $46.4 million in charges to properly state this inventory at the lower-of-cost-or-market. This inventory primarily related to certain appliances, grills and grill accessories.

         The Company also recorded a charge during the second quarter of 1998 of $11.0 million for excess inventories for raw material and work in process that will not be used due to outsourcing the production of breadmakers, toasters, and certain other appliances. In addition, during the second quarter of 1998, the Company made the decision to exit certain product lines, primarily air and water filtration products and eliminate certain SKU's within existing product lines, primarily relating to appliances, grills and grill accessories. As a result of this decision, a $26.6 million charge was recorded during the second quarter to properly state this inventory at the lower-of-cost-or market. Total charges for excess inventory recorded at the lower-of-cost-or-market, based upon management's best estimate of net realizable value, amounted to $84.0 million during the second quarter of 1998.

         In the fourth quarter of 1998, in connection with management's decision to outsource the production of certain appliances (principally irons) the Company recorded $0.4 million of severance costs related to the elimination of approximately 45 production positions. During the six months ended June 30, 1999, 8 positions were eliminated and $0.1 million severance paid. The remaining positions are expected to be eliminated by September 30, 1999.

         At December 31, 1998, the Company had $1.7 million of restructuring accruals relating to its 1996 restructuring plan. This $1.7 million was comprised of $1.2 million relating to lease payments and termination fees and $0.5 million relating to discontinued operations. During the six months ended June 30, 1999, the Company expended $0.1 million for lease payments and termination fees and $0.4 million relating to discontinued operations, respectively. It is anticipated that the remaining restructuring accrual of $1.2 million ($1.1 million relating to lease payments and termination fees and $0.1 million to discontinued operations) will be paid through 2006.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

8. COMPENSATORY STOCK GRANTS

         On February 20, 1998, the Company entered into new three-year employment agreements with its then Chairman and Chief Executive Officer and two other senior officers of the Company (the "February 1998 Employment Agreements"). These agreements replaced previous employment agreements entered into in July 1996 that were scheduled to expire in July 1999. The new employment agreements provided for, among other items, the acceleration of vesting of restricted stock and the forfeiture of unvested restricted stock that had been granted under the July 1996 agreement, new restricted stock grants and options to purchase the Company's common stock. In addition, the new employment agreements provided for income tax gross-ups with respect to any tax assessed on the restricted stock grants and acceleration of vesting of restricted stock. Compensation expense attributed to the equity grant, the acceleration of vesting of restricted stock and the related income tax gross-ups was recognized in the first quarter of 1998 and compensation expense related to the new restricted stock grants and related tax gross-ups was amortized to expense beginning in the first quarter of 1998 with amortization to continue over the period in which the restrictions lapse. Total compensation expense recognized in the first quarter of 1998 related to these items was approximately $31 million.

         On June 15, 1998, the Company's Board of Directors announced the removal of the then Chairman and Chief Executive Officer and subsequently announced the removal or resignation of other senior officers, including the Company's then Chief Financial Officer. The Company and certain of its former officers are in disagreement as to the Company's obligations to these individuals under prior agreements and arising from their termination. (See Note
10).

9. SEGMENT, CUSTOMER AND GEOGRAPHIC DATA

         The following tables include selected financial information with respect to Sunbeam's four operating segments. Corporate expenses include, among other items, expenses for services which are provided in varying levels to the three operating groups and for Year 2000 efforts. The increase from 1998 to 1999 is largely due to an expansion of centralized services related to the acquisitions, Year 2000 expenses and increased costs associated with outside services and insurance.

                                                               OUTDOOR
                                             HOUSEHOLD         LEISURE       INTERNATIONAL     CORPORATE          TOTAL
                                            -----------      -----------     -------------    -----------      -----------
SIX MONTHS ENDED JUNE 30, 1999
    Net sales to unaffiliated customers     $   315,338      $   556,824      $   305,289     $     7,422      $ 1,184,873
    Intersegment net sales ............          34,923           84,853            5,867              --          125,643
    Segment earnings (loss) ...........           8,159           47,435           29,015         (58,812)          25,797
    Segment depreciation expense ......          13,164           17,933            2,742           3,050           36,889

SIX MONTHS ENDED JUNE 30, 1998
    Net sales to unaffiliated customers     $   232,503      $   370,466      $   214,896     $     8,224      $   826,089
    Intersegment net sales ............          35,996           51,329           35,247              --          122,572
    Segment (loss) earnings ...........         (40,049)         (15,908)           7,950         (23,475)         (71,482)
    Segment depreciation expense ......          12,822           10,646            2,223           2,020           27,711

SEGMENT ASSETS
    June 30, 1999 .....................     $   797,155      $ 1,808,084      $   455,787     $   343,188      $ 3,404,214
    December 31, 1998 .................         864,745        1,782,994          413,755         344,023        3,405,517

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

9. SEGMENT, CUSTOMER AND GEOGRAPHIC DATA - (CONTINUED)

         Reconciliation of selected segment information to Sunbeam's consolidated totals:

                                                           SIX MONTHS ENDED
                                                     ----------------------------
                                                       JUNE 30,         JUNE 30,
                                                         1999             1998
                                                     -----------      -----------
Net sales:
Net sales for reportable segments ..............     $ 1,310,516      $   948,661
Elimination of intersegment net sales ..........        (125,643)        (122,572)
                                                     -----------      -----------
   Consolidated net sales ......................     $ 1,184,873      $   826,089
                                                     ===========      ===========

Segment earnings (loss):
Total earnings (loss) for reportable segments ..     $    25,797      $   (71,482)
Unallocated amounts:
   Interest expense ............................         (86,950)         (47,480)
   Other expense, net ..........................          (1,948)          (5,251)
   Amortization of intangible assets ...........         (27,119)         (13,744)
   Former employees deferred
       compensation and severance (Note 8) .....              --          (30,688)
   Provision for inventory (Note 7) ............              --          (83,986)
   Asset impairment (Note 7) ...................              --          (29,587)
   Other charges ...............................              --           (1,158)
                                                     -----------      -----------
                                                        (116,017)        (211,894)
                                                     -----------      -----------

   Consolidated loss before income taxes,
      minority interest and extraordinary charge     $   (90,220)     $  (283,376)
                                                     ===========      ===========

10. COMMITMENTS AND CONTINGENCIES

LITIGATION

         On April 7, 1998, a purported derivative action was filed in the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against the Company and some of its present and former directors and former officers. The action alleged that the individual defendants breached their fiduciary duties and wasted corporate assets when the Company granted stock options on or about February 2, 1998 at an exercise price of $36.85 to three of its officers and directors who were subsequently terminated by the Company. On June 25, 1998, all defendants filed a motion to dismiss the complaint for failure to make a pre-suit demand on the Company's board of directors. On October 22, 1998, the plaintiff amended the complaint against all but one of the defendants named in the original complaint. On February 19, 1999, plaintiffs filed a second amended derivative complaint nominally on behalf of the Company against some of its present and former directors and former officers and Arthur Andersen. The second amended complaint alleges, among other things, that Messrs. Dunlap and Kersh, Sunbeam's former Chairman and Chief Executive Officer and former Chief Financial Officer, respectively, caused the Company to employ fraudulent accounting procedures in order to enable them to secure new employment contracts, and seeks an award of damages and other declaratory and equitable relief. The defendants have each moved to dismiss the second amended complaint in whole or in part.

         On June 25, 1998, four purported class actions were filed in the Court of Chancery of the State of Delaware in New Castle County by minority stockholders of Coleman against Coleman, the Company and certain of the Company's and Coleman's present and former officers and directors. An additional class action was filed on August 10, 1998, against the same parties. The complaints in these class actions allege, in essence, that the existing exchange ratio for the proposed Coleman merger is no longer fair to Coleman public stockholders as a result of the decline in the market value of the common stock. On October 21, 1998, the Company announced that it had entered into a memorandum of understanding to

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

10. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

settle, subject to court approval, the class actions. Under the terms of the proposed settlement, if approved by the court, the Company will issue to Coleman public stockholders and plaintiffs' counsel in this action warrants to purchase up to approximately 4.98 million shares of the Company common stock at $7 per share, subject to anti-dilution adjustments. Coleman public stockholders who elect appraisal under Delaware law will not receive warrants. These warrants will generally have the same terms as the warrant issued to the MacAndrews & Forbes subsidiary and will be issued when the Coleman merger is consummated, which is now expected to occur during the second half of 1999. As a consequence of entering the Memorandum of Understanding and agreeing to issue additional consideration in the form of warrants to purchase the Company common stock, a new measurement date was established. The total consideration to be paid (cash, the Company common stock, and the Company warrants) to the Coleman shareholders will therefore be measured as of October 21, 1998. There can be no assurance that the court will approve the settlement as proposed.

         The Company has been named as a defendant in an action filed in the District Court of Tarrant County, Texas, 48th Judicial District, on November 20, 1998. The Company was served in this action through the Secretary of State of Texas on January 15, 1999. The plaintiffs in this action are purchasers of the Debentures. The plaintiffs allege that the Company violated the Texas Securities Act and the Texas Business & Commercial Code and committed state common law fraud by materially misstating the financial position of the Company in connection with the offering and sale of the Debentures. The complaint seeks rescission, as well as compensatory and exemplary damages in an unspecified amount. The Company specially appeared to assert an objection to the Texas court's exercise of personal jurisdiction over the Company, and a hearing on this objection took place on April 15, 1999. On April 23, 1999, the court entered an order granting the Company's special appearance and dismissing the case without prejudice. The plaintiffs moved for reconsideration of the court order, which motion the court denied on May 24, 1999. The plaintiffs have appealed the order dismissing the case to the Texas Court of Appeals, and a hearing on such appeal will be heard on October 20, 1999.

         On February 9, 1999, Messrs. Dunlap and Kersh filed with the American Arbitration Association demands for arbitration of claims under their respective employment agreements with Sunbeam. Messrs. Dunlap and Kersh are requesting a finding by the arbitrators that Sunbeam terminated their employment without cause and that they should be awarded the corresponding benefits provided by their respective employment agreements. On March 12, 1999, the Company asked the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida to issue an injunction prohibiting Messrs. Dunlap and Kersh from pursuing their arbitration proceedings against the Company on the grounds, among others, that the simultaneous litigation of the action filed in that court on April 7, 1998, described above, and the arbitration proceedings would subject the Company to the threat of inconsistent adjudications with respect to certain rights to compensation asserted by Messrs. Dunlap and Kersh and would cause irreparable harm to the Company and its stockholders. On March 19, 1999, the plaintiff in the April 7, 1998 action discussed above moved for a similar injunction on the grounds, among others, that the arbitration proceedings threatened irreparable harm to the Company and its stockholders. On May 11, 1999, the court denied the motions for a preliminary injunction filed by the Company and the plaintiff. The Company has answered the arbitration demands of Messrs. Dunlap and Kersh and has filed counterclaims seeking, among other things, the return of all consideration paid, or to be paid, under the February 1998 Employment Agreements between Sunbeam and Messrs. Dunlap and Kersh. An answer was filed by Messrs. Dunlap and Kersh generally denying the Company's counterclaim. A preliminary conference was held in the arbitration on August 4, 1999. A second conference is set for August 30, 1999 to establish a schedule for discovery and the hearing and to resolve other preliminary matters.

         On May 24, 1999, an action naming the Company as defendant was filed in the Circuit Court for Ozaukee County, Wisconsin. The Company has not yet been served with the complaint in this action. The plaintiffs in this action are purchasers of the Debentures. They allege that the Company violated the Wisconsin Uniform Securities Act and committed acts of false advertising and misrepresentation in connection with the offering and sale of the Debentures. The plaintiffs

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

10. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

seek rescission, as well as compensatory and exemplary damages in an unspecified amount. The Company has removed this case to the United States District Court for the District of Wisconsin and the plaintiff has sought to have the case remanded to state court. This action is now subject to a motion before the Judicial Panel on Multidistrict Litigation to transfer for coordination or consolidation of pretrial proceedings with those of the other actions proceeding in the Southern District of Florida.

         The Company intends to vigorously defend each of the foregoing lawsuits other than those as to which a memorandum of understanding to settle has been reached, but cannot predict the outcome and is not currently able to evaluate the likelihood of the Company's success in each case or the range of potential loss. However, if the Company were to lose these lawsuits, judgments would likely have a material adverse effect on the Company's consolidated financial position, results of operations and cash flow.

         On March 23, 1999, Messrs. Dunlap and Kersh filed a complaint in the Court of Chancery of the State of Delaware seeking an order directing the Company to advance attorneys' fees and other expenses incurred in connection with various state and federal class and derivative actions and an investigation instituted by the SEC. The complaint alleges that such advancements are required by the Company's by-laws and by a forbearance agreement entered into between the Company and Messrs. Dunlap and Kersh in August, 1998. A trial of this summary proceeding was held on June 15 and 16, 1999. On June 23, 1999, the court issued a memorandum opinion directing the Company to pay about $1.4 million on account of expenses incurred to date and to advance reasonable future expenses in those actions and investigations. Messrs. Dunlap and Kersh have agreed to repay all amounts advanced to them if it is ultimately determined that they are not entitled to indemnification under Delaware law.

         On July 2, 1998, the American Alliance Insurance Company filed suit against Sunbeam in the U.S. District Court for the Southern District of New York requesting a declaratory judgment of the court that the directors' and officers' liability insurance policy for excess coverage issued by American Alliance was invalid and/or had been properly canceled by American Alliance. The Company's motion to transfer such action to the federal district court in which the Consolidated Federal Actions are currently pending was denied. The Company has filed a motion with the Judicial Panel on Multidistrict Litigation to transfer this action for coordination or consolidation of pretrial proceedings with the various actions pending in the Southern District of Florida. American Alliance has filed a motion for summary judgment on the ground that coverage was never bound. The Company has opposed that motion. On October 20, 1998, an action was filed by Federal Insurance Company in the U.S. District Court for the Middle District of Florida requesting the same relief as that requested by American in the previously filed action as to additional coverage levels under the Company's directors' and officers' liability insurance policy. This action has been transferred to the U.S. District Court for the Southern District of Florida and is currently in discovery. The Company is seeking a stay of discovery to coordinate discovery in this action with any discovery which may occur in the Consolidated Federal Actions. Plaintiff has moved to compel production of various documents. On December 22, 1998, an action was filed by Executive Risk Indemnity, Inc. in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida requesting the same relief as that requested by American and Federal in their previously filed actions as to additional coverage levels under the Company's directors' and officers' liability insurance policy. On April 15, 1999 the Company filed an action in the U.S. District Court for the Southern District of Florida against National Union Fire Insurance Company of Pittsburgh, PA, Gulf Insurance Company and St. Paul Mercury Insurance Company requesting, among other things, a declaratory judgment that National Union is not entitled to rescind its liability insurance policy to the Company and a declaratory judgment that the Company is entitled to coverage from these insurance companies for the various lawsuits described herein under liability insurance policies issued by each of the defendants. In response to the Company's complaint, defendants St. Paul and Gulf have answered and asserted counterclaims seeking rescission and declaratory relief that no coverage is available to the Company. Sunbeam has denied the allegations of Gulf's and St. Paul's counterclaims. Defendant National Union has filed a motion to dismiss or stay the claims filed by the Company against National Union on the basis, among others, that the Company must submit the dispute to arbitration or mediation. The Company has filed a response opposing that motion. The Company intends to pursue recovery from all of its insurers if damages are awarded against the Company or its indemnified officers and/or directors under any of the foregoing actions and to recover attorney's fees covered under those policies. The Company's failure to obtain such insurance recoveries following an adverse judgment in any of the actions described above could have a material adverse effect on the Company's financial position, results of operations and cash flows.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

10. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

         Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company 's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiff, and other significant factors which vary by case. When it is not possible to estimate a specific expected amount of loss to be incurred, the Company evaluates the range of possible losses and records the minimum end of the range. As of June 30, 1999 and December 31, 1998, the Company had established accruals for litigation matters of $28.7 million and $31.2 million, respectively. The Company believes, based on facts known to the Company at June 30, 1999, that anticipated probable costs of litigation matters existing as of June 30, 1999 have been adequately reserved to the extent determinable.

PRODUCTS LIABILITY

         As a consumer goods manufacturer and distributor, the Company faces the constant risks of product liability and related lawsuits involving claims for substantial money damages, product recall actions and higher than anticipated rates of warranty returns or other returns of goods. These claims could result in liabilities that could have a material adverse effect on the Company's financial position, results of operations and cash flows. Some of the product lines the Company acquired in the 1998 acquisitions have increased its exposure to product liability and related claims.

         BRK Brands, Inc. is a defendant in the case Gordon v. BRK Brands, Inc., et al. ("Gordon") in the Circuit Court for the City of St Louis. In Gordon, the plaintiff alleged, among other things, that the smoke detector of plaintiff (which had been manufactured by a predecessor company to the present BRK Brands, Inc., which is a wholly owned subsidiary of Sunbeam) did not alarm quickly enough. The jury in the Gordon case awarded $20 million in compensatory damages and $30 million in punitive damages. BRK Brands, Inc. intends to appeal and believes that it has numerous grounds for and will prevail upon appeal. At this point, the Company believes that the damages are covered by insurance, subject to self-insured retentions under such insurance policies. The payment of the self-insured retention will not have a material effect on the Company's consolidated financial position, results of operations, or cash flow. Nevertheless, it is possible that the outcome of this case could have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flow.

ENVIRONMENTAL MATTERS

         With respect to one of seven sites at which the Company has been identified by the United States Environmental Protection Agency ("EPA") as a potentially responsible party, the Company received notice from the EPA that the Company has completed all required removal activities and that such removal activities were completed to EPA's satisfaction. EPA's approval of the Company's removal activities at this site effectively concludes its obligations to EPA at this site. The EPA's approval of the Company's removal activities did not have any impact on the Company's environmental accruals since these activities were completed for the amount accrued.

COMMITMENT FEE

         Under the terms of the April 15, 1999 amendment to the New Credit Facility, the Company is obligated to pay a loan commitment fee of between $4.2 million and $17.0 million. The ultimate amount of the fee is determined based on multiplying the sum of the outstanding borrowings and amounts available for borrowings as of April 15, 1999 by a factor that is determined at the earlier of September 30, 2000 or upon repayment of the New Credit Facility. This fee is payable at the earlier of September 30, 2000 or upon repayment of the New Credit Facility. At a minimum, the Company is obligated under these terms to pay $4.2 million. The ultimate amount due could be as high as $17.0 million if the sum of the outstanding borrowings and amounts available for borrowings at September 30, 2000 (the "aggregate availability") exceeds $1.2 billion. If the aggregate availability is between $1.0 billion and $1.2 billion, a fee of $8.4 million will be due. If the aggregate availability is $1.0 billion or less, the $4.2 million minimum will be due. Under any circumstances, the $4.2 million will be due; therefore, the Company has accrued the minimum liability and an offsetting asset which is being amortized and included in interest expense through April 10, 2000, the term of the current amendment extension period.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

10. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

         The Company has not accrued for amounts in excess of the $4.2 million as there are numerous uncertainties which may individually or in the aggregate impact the level of aggregate availability at September 30, 2000. These uncertainties include, but are not limited to: the ability to obtain an amendment or further waiver of existing covenants from the lenders under the New Credit Facility for the period beyond April 10, 2000; proceeds from the sales of assets or businesses, if any; changes in debt structure, including the effects of refinancing, if any; and cash flows generated or used by future operations. Given these uncertainties, the Company is currently not able to predict the probable level of aggregate availability at September 30, 2000. As events develop, the Company will periodically review the expected aggregate availability at September 30, 2000. If it becomes likely than an amount in excess of $4.2 million will be paid, the Company will recognize that change in estimate over the remaining period of the New Credit Facility Amendment.

11. SUBSEQUENT EVENT

PURCHASE OF COLEMAN PREFERRED STOCK

         On July 12, 1999, the Company acquired 3,000,000 shares of a newly created series of Coleman voting preferred stock for an aggregate purchase price of approximately $31 million. These shares, together with the shares of Coleman common stock the Company owns, enable Sunbeam to exercise 80.01% of the total voting power of Coleman's outstanding capital stock as of July 12, 1999. This class of preferred stock was created by Coleman and acquired by the Company in order to enable Coleman and the Company to file consolidated federal income tax returns, and in certain jurisdictions, consolidated state income tax returns, prior to the consummation of the Coleman merger. The issue price per share of the voting preferred stock was equal to 110% of the average closing price per share of common stock of Coleman over the five trading days prior to the date of issuance of the voting preferred stock. Except for as required by law, the holders of the voting preferred stock vote as a single class with the holders of the Coleman common stock on all matters submitted to a vote of the holders of Coleman common stock, with each share of voting preferred stock and each share of Coleman common stock having one vote. The voting preferred stock has an annual dividend equal to 7% of $10.35, the issue price of the voting preferred stock, which accrues but will not be paid in cash unless a liquidation of Coleman occurs or certain transactions are consummated as described below. In addition, the voting preferred stock will participate ratably with the Coleman common stock in all other dividends and distributions (other than liquidating distributions) made by Coleman to the holders of its common stock. The voting preferred stock will participate with the Coleman common stock in any merger, consolidation, or any other transaction (other than a merger of a wholly owned subsidiary of the Company with Coleman, including the Coleman merger) and will receive on a per share basis the same type and amount of consideration as the Coleman common stock. On liquidations: (1) the holders of the voting preferred stock would receive a preferential distribution equal to $10.35, plus accrued and unpaid dividends, (2) next, the holders of the Coleman common stock would receive an amount equal to $10.35 per share of common stock and (3) any assets remaining after such distributions would be shared by the holders of voting preferred stock and the Coleman common stock on a share for share basis. In connection with the issuance of the shares of preferred stock, Coleman entered into a tax sharing agreement with the Company pursuant to which Coleman will pay to Sunbeam amounts equal to the federal and state income taxes that would have been payable by Coleman had Coleman not been included in the consolidated income tax return of the Company. The terms of the voting preferred stock, their issue price and the terms of the tax sharing agreement were approved on Coleman's behalf by Coleman's sole independent director. The net proceeds of preferred stock were used by Coleman to make a partial repayment on the note payable to Sunbeam.

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

ACQUISITIONS

         On March 30, 1998, the Company, through a wholly-owned subsidiary, acquired approximately 81% of the total number of then outstanding shares of common stock of Coleman from a subsidiary of MacAndrews & Forbes ("M&F"), in exchange for 14,099,749 shares of the Company's common stock and approximately $160 million in cash. In addition, the Company assumed approximately $1,016 million in debt. Immediately thereafter, as a result of the exercise of Coleman employee stock options, Sunbeam's indirect beneficial ownership of Coleman decreased to approximately 79% of the total number of the outstanding shares of Coleman common stock. The Company's agreement for the acquisition of the remaining publicly held Coleman shares pursuant to a merger transaction provides that the remaining Coleman shareholders will receive:

         o approximately 6.7 million shares of Sunbeam common stock (0.5677 of a share for each outstanding Coleman share); and,

         o approximately $87 million in cash ($6.44 for each outstanding Coleman share and the cash-out of unexercised Coleman employee stock options for an amount equal to the difference between $27.50 per share and the exercise price of such options).

         The Company expects to complete the Coleman merger during the second half of 1999, although there can be no assurance that the merger will occur during that time. See Note 2 to the Condensed Consolidated Financial Statements for information regarding the settlement claims relating to the Coleman acquisition, the terms of which provide for the issuance at the time of the merger of warrants to purchase up to 4.98 million shares of Sunbeam's common stock at $7 per share.

         On April 6, 1998, the Company completed the cash acquisitions of First Alert, a leading manufacturer of smoke and carbon monoxide detectors, and Signature Brands, a leading manufacturer of consumer and professional products. The First Alert and the Signature Brands acquisitions were valued at approximately $182 million (including $133 million of cash and $49 million of assumed debt) and approximately $255 million (reflecting cash paid, including the required retirement or defeasance of debt), respectively.

         The acquisitions were recorded under the purchase method of accounting and accordingly, the financial position and results of operations of each acquired entity are included in the Condensed Consolidated Financial Statements from the respective dates of acquisition. The purchase prices of the acquired entities have been allocated to individual assets acquired and liabilities assumed based on estimates of fair values determined by independent appraisals at the dates of acquisition.

1998 CHARGES

         Consolidated operating results for 1998 were impacted by a number of largely non-recurring charges. Operating income, adjusted for these items, is summarized in the following table and succeeding narrative.

                                                               AS REPORTED                               COMBINED
                                           ------------------------------------------------------       HISTORICAL
                                             THREE MONTHS ENDED             SIX MONTHS ENDED              RESULTS
                                           ----------------------       -------------------------     SIX MONTHS ENDED
                                           JUNE 30,      JUNE 30,       JUNE 30,         JUNE 30,        JUNE 30,
                                             1999          1998           1999             1998            1998
                                           --------      --------       ----------       --------       ----------
(Amounts in millions)
Net sales - As reported ...........        $  660.9      $  578.5       $  1,184.9       $  826.1       $  1,127.9

Gross margin - As reported ........           170.3         (52.5)           293.5          (18.7)            56.3
Non-recurring adjustments:
     Provision for inventory ......            --            84.0             --             84.0             84.0
     Asset impairment .............            --            29.6             --             29.6             29.6
     Purchase accounting ..........            --            20.5             --             20.5             20.5
        Adjusted gross margin .....           170.3          81.6            293.5          115.4            190.4
                                           --------      --------       ----------       --------       ----------

Selling, general and administrative           156.8         140.8            294.8          211.9            312.9
   expense ("SG&A") - As reported
     Former employees' deferred
        compensation ..............            --            --               --            (30.7)           (30.7)
        Adjusted SG&A expense .....           156.8         140.8            294.8          181.2            282.2
                                           --------      --------       ----------       --------       ----------
Adjusted operating income (loss) ..        $   13.5      $  (59.2)      $     (1.3)      $  (65.8)      $    (91.8)
                                           ========      ========       ==========       ========       ==========

         The combined historical results from operations for the six months ended June 30, 1998 include the historical results of Coleman, Signature Brands and First Alert from the beginning of 1998 to their respective acquisition dates. The combined historical results do not include pro forma purchase accounting adjustments including those relating to the amortization of the purchase price of these acquisitions. Presentation of these combined historical results is to enhance comparability between the periods presented and not necessarily indicative of the combined results that would have occurred had these acquisitions been consummated at the beginning of 1998.

Provision For Inventory
-----------------------

         In the second quarter of 1998, the Company recorded a charge of $84.0 million as a result of the following:

         o Inventories were built during 1997 and the first half of 1998 in anticipation of 1998 sales volumes which did not materialize. As a result, it has been and will continue to be necessary to dispose of some portions of excess inventories at amounts less than cost. Accordingly, in the second quarter of 1998, when the facts and circumstances were known that such sales volume would not materialize, the Company recorded $46.4 million in charges to properly state this inventory at the lower-of-cost-or-market. This inventory primarily related to certain appliances, grills and grill accessories.

         o A charge of $11.0 million was recorded during the second quarter of 1998 for excess inventories for raw material and work in process that will not be used due to outsourcing the production of breadmakers, toasters, and certain other appliances.

         o In the second quarter of 1998, the Company made the decision to exit certain product lines, primarily air and water filtration products and eliminate certain stock keeping units ("SKU's") within existing product lines, primarily relating to appliances, grills and grill accessories. As a result of this decision, a $26.6 million charge was recorded during the second quarter of 1998 to properly state this inventory at the lower-of-cost-or market.

         These charges to record excess inventories at the lower-of-cost-or-market were based upon management's best estimate of net realizable value. (See Note 7 to the Condensed Consolidated Financial Statements.)

         In addition to the charge taken in 1998, the excess and obsolete inventory referenced above has impacted the Company's operating results in several ways, with two primary effects. First, gross margins have been impacted by sales, at below normal prices, of obsolete inventory into non-traditional channels and excess inventory into traditional channels. In addition, due to the high levels of excess inventory at the end of 1998, the Company's usage of its manufacturing facilities has been lower than normal, resulting in lower gross margins in 1999.

Asset Impairment
----------------

         Management made decisions to outsource or discontinue a substantial number of products previously made by the Company (principally breadmakers, toasters and certain other appliances, air and water filtration products and the elimination of certain SKU's within existing product lines, primarily relating to appliances, grills and grill accessories). As a result, certain facilities and equipment would either no longer be used or would be utilized in a significantly different manner. Accordingly, a charge of $29.6 million was recorded in Cost of Goods Sold to write certain of these assets down to their estimated fair market value. (See Note 7 to the Condensed Consolidated Financial Statements.)

Purchase Accounting
-------------------

         The Company recorded the 1998 acquisitions using the purchase method of accounting. In accordance with this accounting method, inventory pertaining to the acquisitions was recorded at fair value. The fair value of the inventory exceeded the book value reflected on the balance sheets of the acquired companies as of the respective acquisition dates. The excess of the fair value of inventory over its pre-acquisition book value was recorded in cost of sales as the inventory was sold. The adjustment above removes this non-recurring impact ($20.5 million).

Former Employees' Deferred Compensation
---------------------------------------

         On February 20, 1998, the Company entered into new three-year employment agreements with its then Chairman and Chief Executive Officer and two other senior officers of the Company. The new employment agreements provided for, among other items, the acceleration of vesting of restricted stock and the forfeiture of unvested restricted stock that had been granted under the executives' prior employment agreements, new restricted stock grants and options to purchase common shares. Total compensation expense recognized in the first quarter of 1998 related to these items was approximately $31 million. (See Note 8 to the Condensed Consolidated Financial Statements.)

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         Consolidated net sales for the three months ended June 30, 1999 and 1998 were $660.9 million and $578.5 million respectively, an increase of $82.4 million or approximately 14%. This increase was driven primarily by the Outdoor Leisure group where net sales increased $53.6 million to $338.1 million in the second quarter of 1999. This increase was predominately driven by strong retail replenishment demand of outdoor recreation products and Powermate(R) generators (aggregating approximately $51 million). The increase in outdoor recreation products and Powermate(R) generators is believed to be partially attributable to heightened consumer sensitivity to the need for emergency preparedness. This increased sensitivity is believed to be reflective of a combination of factors including weather conditions and Year 2000 considerations. Outdoor cooking product net sales increased approximately $9 million in the 1999 period as compared to the second quarter of 1998, largely as a result of reduced shipments in the year ago quarter to allow trade inventories to return to appropriate levels. This factor affects the year to year comparisons for each of the operating groups. These improvements were partially offset by weaknesses in net sales of Eastpak(R) products. Household net sales increased $17.4 million to $151.3 million in 1999. Despite the lack of significant new product introductions, overall net sales of appliances, personal care, and health products increased approximately $14 million as a result of a strengthening retail environment in the current year and the effect of reduced shipments in the year ago quarter. During 1998 sales of coffee makers and smoke and carbon monoxide detectors were adversely effected by the disruption that arose from the integration with Sunbeam and the related management changes. Results for the second quarter of 1999 reflect improvement in the sales of coffee makers and smoke and carbon monoxide detectors (approximately $3 million) from the prior year quarter, accounting for the remaining increase. International net sales increased $11.6 million to $165.7 million. The increase in net sales was largely driven by improved net sales in Canada of approximately $10 million, resulting predominantly from strong retail demand for Powermate(R) and outdoor recreation products and the effect of reduced shipments in the year ago quarter, as discussed above. In addition, net sales increased in Europe and Japan by approximately $5 million in the second quarter of 1999 as compared to the same period in 1998, partially offset by declining net sales of the Company's products in Latin America. The Company believes that weak economic conditions contributed to the decline in Latin American net sales.

         Gross margin for the second quarter in 1999 was $170.3 million or $222.8 million higher than the comparable period in 1998. Excluding the effects of 1998 non-recurring adjustments, as summarized above under "1998 Charges", gross margin for 1998 was $81.6 million in the second quarter of 1998. As a percentage of net sales, gross margin improved to approximately 26% in the second quarter of 1999 as compared to the second quarter 1998 gross margin of negative 9% and 1998 adjusted gross margin of approximately 14%. The three operating groups contributed nearly equally to the margin improvements in the 1999 period. Approximately half of the Outdoor Leisure group's margin improvement resulted from additional volume and an improved product mix with the remaining improvement resulting from favorable overhead absorption as a result of higher manufacturing volumes. The improvement in the Household group was driven by appliances and personal care products which benefited from improved manufacturing efficiencies and cost benefits achieved from sourcing additional finished goods from third party vendors. Approximately 70% of the improvement in the International group's gross margin resulted from the benefit of the shut down of the Mexico City manufacturing facility which had experienced high material usage costs and employee benefit costs in the second quarter a year ago. The remaining improvement in the International group resulted from gross margin generated by higher sales volumes and a lower level of product returns.

         SG&A expense in the second quarter of 1999 was $156.8 million, representing an 11.4% increase over the same period in the prior year. Excluding the effect of Year 2000 compliance efforts ($5.4 million) recorded in the second quarter of 1999, SG&A expense increased approximately $11 million (approximately 8%) in 1999 as compared to the same period in 1998. This increase is largely attributable to higher levels of selling and administrative costs primarily in the Outdoor Leisure and International segments driven by increased net sales. In addition, SG&A expense in the second quarter of 1999 reflects costs associated with certain redundant operations resulting from the Company's 1998 acquisitions and the decision to bring in-house certain operating activities that are currently outsourced. The Company is in the process of fully integrating certain of these functions and expects that when this process has been completed consolidated SG&A expense for these functions will be reduced.

         Consolidated operating results for the second quarters of 1999 and 1998, were a profit of $13.5 million in 1999 and a loss of $193.3 million in 1998. Operating results for the second quarter of 1998, as adjusted, were a loss of $59.2 million. This change resulted from the factors discussed above.

         Interest expense in the second quarter of 1999 was $45.0 million as compared to $42.4 million in the same period in the prior year. Approximately half of this increase is attributable to higher levels of borrowings during the second quarter of 1999. The increased level of borrowings was attributable to capital expenditures since the second quarter of 1998. The balance of the increase was driven by the impact of higher interest rates during the 1999 period and the amortization of the loan commitment fee (approximately $1 million) the Company is obligated to pay under the terms of the New Credit Facility. See Note 10 to the Condensed Consolidated Financial Statements for a discussion of the loan commitment fee.

         Other expense, net of $1.1 million for the second quarter of 1999 included approximately $2 million relating to the bank credit facility and the debentures. The increased credit facility expenses primarily related to unused facility fees and the debenture expense related to liquidated damages payable to debenture holders. (See Note 3 to Condensed Consolidated Financial Statements.) Other expense, net of $2.1 million for the second quarter of 1998 primarily represents foreign exchange losses principally at the Company's operations in Mexico, Venezuela and Canada. Other expense for this period also includes approximately $0.5 million related to unused facility fees. Expenses during the second quarter of 1999 and 1998 were partially offset by interest income of $1.1 million and $1.4 million, respectively.

         The minority interest reported for the second quarter of 1999 and 1998 relates to the minority interest held in Coleman by public shareholders.

         Approximately $6 million of the $7.3 million income tax expense recorded in the second quarter of 1999 related to a U.S. tax liability generated by Coleman as a separate U.S. tax filing entity. As discussed below, in July 1999, the Company acquired a sufficient ownership interest in Coleman to permit it and Coleman to file consolidated U.S. tax returns with Coleman for all future periods. The remaining tax expense recorded in the second quarter of 1999 related to taxes on foreign income. Tax expense recorded for the second quarter of 1998 was nearly all related to foreign taxes. No net tax benefit was recorded on the Company's losses in either year as it is management's assessment that the Company cannot demonstrate that it is more likely than not that deferred tax assets resulting from these losses would be realized through future taxable income.

         On July 12, 1999, the Company acquired 3,000,000 shares of a newly created series of Coleman voting preferred stock for an aggregate purchase price of approximately $31 million. These shares, together with the shares of Coleman common stock the Company owns, enable Sunbeam to exercise 80.01% of the total voting power of Coleman's outstanding capital stock as of July 12, 1999. This class of preferred stock was created by Coleman and acquired by the Company in order to enable Coleman and the Company to file consolidated federal income tax returns, and in certain jurisdictions, consolidated state income tax returns, prior to the consummation of the Coleman merger. In connection with the issuance of the shares of preferred stock, the Company entered into a tax sharing agreement with Coleman, pursuant to which Coleman will pay to Sunbeam amounts equal to the federal and state income taxes that would have been payable by Coleman had Coleman not been included in the consolidated income tax return of the Company. The net proceeds of preferred stock were used by Coleman to make a partial repayment on the note payable to Sunbeam. (See Note 11 to the Condensed Consolidated Financial Statements.)

         As a result of repayment of certain indebtedness assumed in the Coleman acquisition, the Company recognized an extraordinary charge in the second quarter of 1998. The debt assumed in connection with the Coleman acquisition was repaid as a result of the requirements under the terms of the New Credit Facility. This extraordinary charge consisted of redemption premiums ($99.1 million), unamortized debt discount ($13.8 million) and unamortized deferred financing costs ($0.9 million) and was net of income taxes ($10.7 million). (See
Note 3 to the Condensed Consolidated Financial Statements.)

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Net sales for the six months ended June 30, 1999 and 1998 were $1,184.9 million and $826.1 million respectively, an increase of $358.8 million. Results for the six months ended June 30, 1998 include Coleman, Signature Brands and First Alert from their respective acquisition dates. After adjusting 1998 sales to include sales of the acquired companies for the periods from the beginning of 1998 through the respective dates of acquisition, combined historical net sales would be $1,127.9 million. 1999 net sales increased approximately $57 million or approximately 5% over 1998 combined historical net sales. Information that adjusts for the results of the acquisitions prior to the actual acquisition dates (the "combined historical" information) is provided for informational purposes only and is to enhance comparability of the period presented. This information is not necessarily indicative of what the combined results would have been had these acquisitions occurred at the beginning of the periods presented. The increase in net sales is driven by the Outdoor Leisure group which had an increase of approximately $59 million in 1999 as compared to the combined historical net sales in the same period in the prior year. This increase over combined historical net sales was largely due to sales of outdoor recreation products and Powermate(R) generators. The higher level of sales of these products is believed to be partially attributable to heightened consumer sensitivity to the need for emergency preparedness. The Company believes that this heightened sensitivity is reflective of a combination of factors, including weather conditions and Year 2000 considerations. Household net sales in 1999 decreased approximately $7 million compared to 1998 combined historical net sales. The Company believes that the channel loading that took place in the first quarter of 1998 was primarily responsible for this decrease. International net sales in 1999 increased $5.0 million over 1998 combined historical net sales. Higher sales in Canada and Europe resulted predominantly from strong retail demand of Powermate(R) and outdoor recreation products. This increase was partially offset by the impact of weak economic conditions in Latin America.

         Gross margin for the first half of 1999 was $293.5 million or $312.2 million higher than the comparable period in 1998. Adjusting for the combined results of the acquired companies and excluding the effects of 1998 non-recurring adjustments, which are summarized above under the heading "1998 Charges", gross margin for the first half of 1999 increased approximately $103 million over the 1998 combined historical gross margin, with each of the operating groups contributing to the margin improvement. As a percentage of net sales, gross margin improved to approximately 25% in the first half of 1999 as compared to a negative 2% in the first half of 1998. The gross margin percentage for the 1998 period adjusted for the non-recurring charges and for the effect of the acquired companies was approximately 17% of combined historical net sales. The Household group contributed approximately $42 million of the 1999 gross margin improvement over the 1998 combined historical gross margin. The improvement in the Household group's gross margin resulted primarily from improved manufacturing processes and controls and reduced sales returns and allowances. The Outdoor Leisure group's gross margin in 1999 improved by approximately $41 million over 1998 combined historical gross margin. Approximately 70% of the improvement in the Outdoor Leisure group's gross margin resulted from additional volume and improved mix. The remaining improvement resulted from improved manufacturing overhead absorption. The International group contributed approximately $20 million of the 1999 gross margin improvement over 1998 combined historical gross margin. Approximately 75% of the improvement in the International group's gross margin resulted from the shut down of the Mexico City manufacturing facility which had experienced high material usage costs and employee benefit costs in the prior year. The remaining improvement resulted from a lower level of product returns.

         SG&A expense for the first six months of 1999 was $294.8 million, an increase of $82.9 million or 39.1% over the same period in the prior year. After adjusting 1998 SG&A expense to include the acquired companies' SG&A expense for the period from the beginning of 1998 through the respective dates of acquisition ($101.0 million), combined historical SG&A expense was $312.9 million. Since the combined historical 1998 SG&A expenses were derived by adding the acquired companies' pre-acquisition period costs to the reported six months' results of Sunbeam, the combined historical SG&A expenses include $19.0 million of amortization of intangibles expense representing both pre- and post-acquisition periods, as well as approximately $12 million of transaction costs incurred by the acquired companies relating the them being purchased by Sunbeam. Excluding these costs, and the 1998 non-recurring charges of $30.7 million, as described above under "1998 Charges", adjusted 1998 SG&A expenses were approximately $251 million. The 1999 SG&A expenses included $27.1 million of amortization of intangibles expense and $13.5 million of costs for Year 2000 compliance efforts. Excluding these costs, the adjusted 1999 SG&A costs were $254.2 million, nearly flat with a year ago.

         Operating results for the first halves of 1999 and 1998, were a loss of $1.3 million in 1999 and a loss of $230.6 million in 1998. Adjusted for the historical results of the acquired companies and excluding 1998 non-recurring charges, as previously described, operating results for the 1999 and 1998 periods were losses of $1.3 million and $91.8 million, respectively. This change resulted from the factors discussed above.

         Interest expense increased from $47.5 million in the first half of 1998 to $87.0 million in the first half of 1999. Nearly all of the change related to higher borrowing levels in 1999 resulting primarily from borrowings for the acquisitions that were outstanding for the entire 1999 six month period as compared to only a portion of the 1998 period.

         Other expense, net of $1.9 million for the first half of 1999 included approximately $4 million relating to the bank credit facility and the debentures. The credit facility expenses primarily related to unused facility fees and the debenture expense related to liquidated damages payable to debenture holders. (See Note 3 to Condensed Consolidated Financial Statements.) Other expense, net of $5.3 million for the first half of 1998 primarily represented foreign exchange losses principally at the Company's operations in Mexico, Venezuela and Canada. Other expense for this period also includes approximately $1.0 million relating to an unused facility fee. Expenses during both periods were partially offset by interest income of $1.7 million.

         The minority interest reported in 1999 and 1998 relates to the minority interest held in Coleman by public shareholders.

         Approximately $6 million of the $9.0 million income tax expense recorded in 1999 related to a U.S. tax liability generated by Coleman as a separate U.S. tax filing entity. As previously discussed, in July 1999, the Company acquired a sufficient ownership interest in Coleman to permit it to file consolidated U.S. tax returns with Coleman for all future periods. The remaining tax expense recorded in 1999 related to taxes on foreign income. Tax expense recorded in 1998 was nearly all related to foreign taxes. No net tax benefit was recorded on the Company's losses in either year as it is management's assessment that the Company cannot demonstrate that it is more likely than not that deferred tax assets resulting from these losses would be realized through future taxable income.

         In March 1998, the Company prepaid a $75.0 million 7.85% industrial revenue bond related to its Hattiesburg facility originally due in 2009. In connection with the early extinguishment of this debt, the Company recognized an extraordinary charge in the first quarter of 1998. As a result of repayment of certain indebtedness assumed in the Coleman acquisition, the Company also recognized and extraordinary charge in the second quarter of 1998. The debt assumed in connection with the Coleman acquisition was repaid as a result of the requirements under the terms of the New Credit Facility. These extraordinary charges consisted of redemption premiums ($106.9 million), unamortized debt discount ($13.8 million) and unamortized deferred financing costs ($1.7 million) and were net of income taxes ($10.7 million).

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

LIQUIDITY AND CAPITAL RESOURCES

DEBT INSTRUMENTS

         In order to finance the acquisition of Coleman, First Alert and Signature Brands and to refinance substantially all of the indebtedness of the Company and the three acquired companies, the Company consummated an offering in March 1998 of zero coupon debentures having a yield to maturity of 5%, which resulted in approximately $730 million of net proceeds and borrowed about $1,325 million under its new bank credit facility.

         The debentures are exchangeable for shares of the Company 's common stock at an initial conversion rate of 6.575 shares for each $1,000 principal amount at maturity of the debentures, subject to adjustments upon occurrence of specified events. The debentures are subordinated in right of payment to all existing and future senior indebtedness of the Company. The debentures are not redeemable by the Company prior to March 25, 2003. On or after such date, the debentures are redeemable for cash with at least 30 days notice, at the option of the Company. The Company is required to purchase debentures at the option of the holder as of March 25, 2003, March 25, 2008 and March 25, 2013, at purchase prices equal to the issue price plus accrued original discount to such dates. Sunbeam may, at its option, elect to pay any such purchase price in cash or common stock or any combination thereof. However, the bank credit facility prohibits the Company from redeeming or repurchasing debentures for cash. The Company was required to file a registration statement with the SEC to register the debentures by June 23, 1998. This registration statement was filed on February 4, 1999 and the SEC has not declared the registration statement effective. The Company 's failure to file the registration statement by June 23, 1998 did not constitute default under the terms of the debentures. As part of the normal review process by the SEC, a number of comments have been made by the staff of the Division of Corporation Finance relating to the registration statement and the restated 1996 and 1997 financial statements included therein. The Company has filed amendments to this registration statement. From June 23, 1998 until the registration statement is declared effective, the Company is required to pay to the debenture holders cash liquidated damages accruing, for each day during such period, at a rate per annum equal to 0.25% during the first 90 days and 0.50% thereafter multiplied by the total of the issue price of the debentures plus the original issue discount thereon on such day. The Company made its first payment of approximately $500,000 to the debenture holders on September 25, 1998 and an additional $2 million was paid on March 25, 1999. An additional cash payment of approximately $2 million, representing the Company's liability to debenture holders through June 30, 1999, will be due on September 25, 1999.

         Concurrent with the acquisitions, the Company replaced its $250 million syndicated unsecured five-year revolving credit facility with the bank credit facility. The bank credit facility provided for aggregate borrowings of up to $1.7 billion and in addition to other customary covenants, required the Company to maintain specified consolidated leverage, interest coverage and fixed charge coverage ratios as of the end of each fiscal quarter occurring after March 31, 1998 and on or prior to the latest stated maturity date for any of the borrowings under the bank credit facility.

         As a result of, among other things, its operating losses incurred during the first half of 1998, the Company did not achieve the specified financial ratios for June 30, 1998 and it appeared unlikely that the Company would achieve the specified financial ratios for September 30, 1998. Consequently, the Company and its lenders entered into an agreement dated as of June 30, 1998 that waived through December 31, 1998 all defaults arising from the failure of the Company to satisfy the specified financial ratios for June 30, 1998 and September 30, 1998. Pursuant to an agreement with the Company dated as of October 19, 1998, the Company 's lenders extended all of the waivers under the June 30 agreement through April 10, 1999 and also waived through such date all defaults arising from any failure by the Company to satisfy the specified financial ratios for December 31, 1998. As part of the October 19, 1998 agreement, the Company agreed to a minimum monthly earnings before interest, taxes, depreciation and amortization ("EBITDA") covenant (as defined in the bank credit facility) which covenant the Company had been able to satisfy.

         On April 10, 1999, among other things, the lenders extended all of the waivers set forth in the October 19, 1998 agreement through April 15, 1999. On April 15, 1999, the Company and its lenders entered into a comprehensive amendment to the bank credit facility that, among other things, extended all of the waivers under the April 10, 1999 agreement until April 10, 2000 and waived until such date all defaults arising from any failure by the Company to satisfy the specified financial ratios for any fiscal quarter end occurring during 1999 and for March 31, 2000. Following is a description of the significant terms of the bank credit facility as amended April 15, 1999. As part of the April 15, 1999 bank credit facility amendment, the Company agreed to a minimum cumulative EBITDA covenant that is based on post-December 31, 1998 consolidated EBITDA and is tested at the end of each month occurring on or prior to March 31, 2000, as well as a covenant limiting the amount of revolving loans (other than those used to fund the Coleman merger) that may be outstanding under the bank credit facility as of the end of each such month. The minimum cumulative EBITDA was initially $6.3 million for the period January 1, 1999 through April 30, 1999 and generally grows on a monthly basis until it reaches $121.0 million for the period from January 1, 1999 through March 31, 2000.

         The bank credit facility provides for aggregate borrowings of up to $1.7 billion through:

         o a revolving credit facility in an aggregate principal amount of up to $400.0 million maturing March 30, 2005, $52.5 million of which may only be used to complete the Coleman merger if the Coleman merger is not completed prior to August 31, 1999;

         o up to $800.0 million in term loans maturing on March 30, 2005, of which $35.0 million may only be used to complete the Coleman merger; and

         o a $500.0 million term loan maturing September 30, 2006, of which $5.0 million has already been repaid through June 30, 1999.

         As of June 30, 1999, approximately $1.4 billion was outstanding and approximately $0.2 billion was available for borrowing under the bank credit facility. The remaining $0.1 billion of the $1.7 billion bank credit facility was committed for outstanding letters of credit.

         Under the bank credit facility, interest accrues, at the Company 's option:

         o  at the London Interbank Offered Rate ("LIBOR");

         o or at the base rate of the administrative agent which is generally the higher of the prime commercial lending rate of the administrative agent or the Federal Funds Rate plus 0.50%;

in each case plus an interest margin which is currently 3.25% for LIBOR borrowings and 2.00% for base rate borrowings. The applicable interest margin is subject to downward or upward adjustment upon the occurrence of specified events including a 0.25% increase on September 1, 1999 if the Coleman merger has not occurred by then and an additional 0.25% to 0.50% increase on October 1, 1999 if the Coleman merger has not occurred by then.

         Borrowings under the bank credit facility are secured by a pledge of the stock of the Company's material subsidiaries, including Coleman, and by a security interest in substantially all of the assets of the Company and its material domestic subsidiaries, other than Coleman and its material subsidiaries except as described below. Currently, Coleman's inventory and related assets are pledged to secure its obligations for letters of credit issued for its account under the bank credit facility. Additionally, as security for Coleman's note payable to the Company, Coleman pledged substantially all of its domestic assets, other than real property, including 66% of the stock of its direct foreign subsidiaries and domestic holding companies for its foreign subsidiaries and all of the stock of its other direct domestic subsidiaries but not the assets of Coleman's subsidiaries. The pledge runs in favor of the Company 's lending banks, to which the Coleman note has been pledged as security for the Company 's obligations to them. Upon completion of the Coleman merger, substantially all of Coleman's assets and the assets of Coleman's domestic subsidiaries will be pledged to secure the obligations under the bank credit facility.

         In addition, borrowings under the bank credit facility are guaranteed by a number of the Company 's wholly-owned material domestic subsidiaries and these subsidiary guarantees are secured as described above. Upon completion of the Coleman merger, Coleman and each of its United States subsidiaries will become guarantors of the obligations under the bank credit facility. To the extent extensions of credit are made to any subsidiaries of the Company, the obligations of such subsidiaries are guaranteed by the Company.

         In addition to the above described financial ratios and tests, the bank credit facility contains covenants customary for credit facilities of a similar nature, including limitations on the ability of the Company and its subsidiaries, including Coleman, to, among other things:

         o  declare dividends or repurchase stock;
         o prepay, redeem or repurchase debt, incur liens and engage in sale-leaseback transactions;
         o  make loans and investments;
         o incur additional debt (including revolving loans under the bank credit facility);
         o amend or otherwise alter material agreements or enter into restrictive agreements;
         o  make capital and Year 2000 compliance expenditures;
         o  engage in mergers, acquisitions and asset sales;
         o  engage in transactions with specified affiliates;
         o  settle specified litigation;
         o  alter its cash management system; and
         o  alter the businesses they conduct.

Sunbeam is also required to comply with specified financial covenants and ratios.

         The bank credit facility provides for events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenant, cross-defaults, bankruptcy, material adverse change arising from compliance with ERISA, material adverse judgments, entering into guarantees and change of ownership and control. It is also an event of default under the bank credit facility if the Company 's registration statement in connection with the Coleman merger is not declared effective by the SEC on or before October 30, 1999 or if the merger does not occur within 25 business days of the effectiveness of the registration statement or if the cash consideration--including any payments on account of the exercise of any appraisal rights, but excluding related legal, accounting and other customary fees and expenses--to consummate the Coleman merger exceeds $87.5 million. Although there can be no assurance, the Company anticipates that it will satisfy these conditions. Furthermore, the bank credit facility requires the Company to prepay term loans under the bank credit facility on each of September 30, 1999 and December 31, 1999 to the extent that cash on hand in the Company 's concentration accounts plus the aggregate amount of unused revolving loan commitments on these dates (excluding, for the September measurement date, $52.5 million reserved for the Coleman merger), exceeds $115 million and $125 million, respectively, but the Company is not required to prepay more than $69.3 million in the aggregate as a result of the provision.

         Unless waived by the bank lenders, the failure of the Company to satisfy any of the financial ratios and tests contained in the bank credit facility or the occurrence of any other event of default under the bank credit facility would entitle the bank lenders to (a) receive a 2.00% increase in the interest rate applicable to outstanding loans and increase the trade letter of credit fees to 1.00% and (b) accelerate the maturity of the outstanding borrowings under the bank credit facility and exercise all or any of their other rights and remedies. Any such acceleration or other exercise of rights and remedies would likely have a material adverse effect on the Company.

         The bank credit facility also includes provisions for the deferral of the 1999 scheduled term loan payments of $69.3 million until April 10, 2000 as a result of the satisfaction by the Company on May 14, 1999 of the agreed upon conditions to the deferral. See Note 3 to the Condensed Consolidated Financial Statements.

CASH FLOWS

         As of June 30, 1999, the Company had cash and cash equivalents of $51.1 million and total debt of $2.3 billion. Because the waivers granted by the Company's lenders expire on April 10, 2000, the borrowings under the bank credit facility, as well as other debt containing cross-default provisions, are classified as short-term in the June 30, 1999

Condensed Consolidated Balance Sheet. Cash used in operating activities during the first half of 1999 was $34.5 million compared to $217.6 million in the first half of 1998. This change is primarily attributable to working capital improvements and improved operating results. The majority of the working capital improvements are attributable to the Company's management of inventory levels. Inventories generated approximately $78 million of additional cash flow versus the same period in the prior year. The inventory change in the 1998 period reflects inventory changes of the acquired companies from their respective dates of acquisition. Increases in accounts payable generated approximately $41 million of cash in the first six months of 1999 whereas payables used approximately $25 million in the same period of 1998, resulting in an improvement in cash flow period-to-period of approximately $66 million. The increase in payables in the current period resulted from payables balances having been reduced to a low level by year-end 1998. This reduction in payables, which included an effort to reduce delinquent payables, began in the second quarter of 1998. These cash flow improvements are partially offset by increases in accounts receivable. The increase in receivables during the first half of 1999 is largely due to the seasonal selling period of the Company's Outdoor Leisure division which experienced a stronger second quarter in 1999 than in 1998. The Company participates in an accounts receivable securitization program to finance a portion of its accounts receivable. See Note 4 to the Condensed Consolidated Financial Statements.

         In the first half of 1999, cash used in investing activities was driven by capital expenditures of $33.6 million, primarily for information systems, including expenditures for Year 2000 readiness and equipment and tooling for new products. Capital spending in the comparable 1998 period was $21.2 million and was primarily for several manufacturing efficiency initiatives, equipment and tooling for new products and management information systems and software licenses. The new product capital spending in the 1998 period principally related to the appliance category and included costs related to water and air filtration products which were discontinued in the second quarter, blenders, standmixers and irons. Cash used in investing activities in the first half of 1998 also reflects $379.2 million for the acquisitions of the shares of Coleman from a subsidiary of MacAndrews & Forbes, as well as the acquisitions of Signature Brands and First Alert. The Company anticipates 1999 capital spending to be less than 5% of net sales. Capital expenditures in the current year are expected to primarily relate to information systems and related support, including expenditures for Year 2000 readiness, new product introductions and capacity additions.

         Cash provided by financing activities totaled $58.0 million in the first half of 1999 and reflected net borrowings under the Company's bank credit facility. Cash provided by financing activities in the first half of 1998 was $608.6 million and reflected net proceeds from the debentures of $729.6 million, the cancellation and repayment of all outstanding balances under the Company's $250 million September 1996 revolving credit facility, the repayment of certain debt assumed in connection with the Coleman, Signature Brands and First Alert acquisitions, and the early extinguishment of the $75.0 million Hattiesburg bond. In addition, cash provided by financing activities in 1998 is net of $25.1 million of financing fees related to Sunbeam's $1.7 billion bank credit facility and $19.6 million of proceeds from the exercise of stock options. See Note 3 to the Condensed Consolidated Financial Statements.

         At June 30, 1999, standby and commercial letters of credit aggregated $67.9 million and were predominately for insurance, pension, environmental, workers' compensation, and international trade activities. In addition, as of June 30, 1999, surety bonds with a contract value of $66.5 million were outstanding largely for the Company's pension plans and as a result of litigation judgments that are currently under appeal. For additional information relating to the debentures, the bank credit facility and the repayment of debt, see Note 3 to the Condensed Consolidated Financial Statements.

         The Company expects to acquire the remaining equity interest in Coleman in a merger transaction in which the existing Coleman minority shareholders will receive 0.5677 of a share of the Company 's common stock and $6.44 in cash for each share of Coleman common stock outstanding. In addition, unexercised options under Coleman's stock option plans will be cashed out at a price per share equal to the difference between $27.50 and the exercise price of such options. The Company expects to issue approximately 6.7 million shares of common stock and expend approximately $87 million in cash, including cash paid to option holders, to complete the Coleman transaction. Under a proposed settlement of certain litigation relating to the Coleman merger, the Company will also issue warrants to purchase up to 4.98 million shares of the Company's common stock to the Coleman public stockholders and the plaintiff's litigation counsel upon consummation of the Coleman merger. See Notes 2 and 10 to the Condensed Consolidated Financial Statements. Although there can be no assurance, it is anticipated that the Coleman merger will occur in the second half of fiscal 1999.

         The Company believes its borrowing capacity under the bank credit facility, cash flow from the combined operations of the Company and its acquired companies, existing cash and cash equivalent balances, and its receivable securitization program will be sufficient to support working capital needs, capital expenditure and Year 2000 compliance spending, and debt service through April 10, 2000. The Company intends to negotiate with its lenders on an amendment to the bank credit facility, negotiate with its lenders on further waiver of such covenants and other terms or refinance the bank credit facility. Any decisions with respect to such amendment, waiver, or refinancing will be made based on a review from time to time of the advisability of particular transactions. There can be no assurance that an amendment, further waiver of existing covenants and other terms, or refinancing will be entered into by April 10, 2000. The failure to obtain such an amendment, further waiver or debt refinancing would likely result in violation of existing covenants and compliance with other terms, which would permit the bank lenders to accelerate the maturity of all outstanding borrowings under the bank credit facility, which would likely have a material adverse effect on the Company.

         By letter dated June 17, 1998, the staff of the Division of Enforcement of the SEC advised the Company that it was conducting an informal inquiry into the Company 's accounting policies and procedures and requested that the Company produce documents. On July 2, 1998, the SEC issued a Formal Order of Private Investigation, designating officers to take testimony and pursuant to which a subpoena was served on Sunbeam requiring the production of documents. On November 4, 1998, the Company received another SEC subpoena requiring the production of additional documents. The Company has provided numerous documents to the SEC staff and continues to cooperate fully with the SEC staff. The Company cannot predict the term of such investigation or its potential outcome.

         The Company is involved in significant litigation, including class and derivative actions, relating to events which led to the restatement of its consolidated financial statements, the issuance of the MacAndrews & Forbes warrant, the sale of the debentures and the employment agreements of Messrs. Dunlap and Kersh. Sunbeam intends to vigorously defend each of the actions, but cannot predict the outcome and is not currently able to evaluate the likelihood of the Company 's success in each case or the range of potential loss. However, if the Company were to lose these suits, judgments would likely have a material adverse effect on the Company 's financial position, results of operations and cash flows. Additionally, the Company's insurance carriers have filed various suits requesting a declaratory judgment that the directors' and officers' liability insurance policies for excess coverage was invalid and/or had been properly canceled by the carriers or have advised Sunbeam of their intent to deny coverage under such policies. The Company intends to pursue recovery from all of its insurers if damages are awarded against the Company or its indemnified officers and/or directors under any of the foregoing actions and to recover attorneys' fees covered under those policies. The Company 's failure to obtain such insurance recoveries following an adverse judgment against the Company on any of the foregoing actions could have a material adverse effect on the Company 's financial position, results of operations and cash flows.

         As a consumer goods manufacturer and distributor, the Company faces the constant risks of product liability and related lawsuits involving claims for substantial money damages, product recall actions and higher than anticipated rates of warranty returns or other returns of goods. These claims could result in liabilities that could have a material adverse effect on the Company's financial position and results of operations. Some of the product lines the Company acquired in the 1998 acquisitions have increased its exposure to product liability and related claims.

         The Company and its subsidiaries are also involved in various lawsuits from time to time that Sunbeam considers to be ordinary routine litigation incidental to its business. In the opinion of the Company, the resolution of these routine matters, and of matters relating to prior operations, individually or in the aggregate, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

         See Note 10 to the Condensed Consolidated Financial Statements.

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the recognition of all derivatives in the Consolidated Balance Sheets as either assets or liabilities measured at fair value. The Company has not yet determined the impact SFAS No. 133 will have on its consolidated financial position, results of operations, or cash flows.

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

         Sunbeam relies on its IT functions to perform many tasks that are critical to its operations. Significant transactions that could be impacted by not being ready for any Year 2000 issues include, among others, purchases of materials, production management, order entry and fulfillment, and payroll processing. Systems and applications that have been identified by Sunbeam to date as not currently Year 2000 ready and which are critical to Sunbeam's operations include its financial software systems, which process the order entry, purchasing, production management, general ledger, accounts receivable, and accounts payable functions, payroll applications, and critical applications in the Company's manufacturing and distribution facilities, such as warehouse management applications. Recognizing how dependent the entire company is on IT, Sunbeam decided in 1997 to replace its primary business applications with a uniform international business and accounting information system to address the systems or applications listed above as well as to improve internal reporting processes. Based upon representations from the manufacturer that the current version of this uniform information system is Year 2000 ready, the Company has been actively upgrading its business sites that currently utilize this uniform system to the Year 2000 ready version. In addition to the pre-acquisition Sunbeam locations which had already utilized an earlier non-Year 2000 ready version of this uniform business and accounting information system, Eastpak, Mr. Coffee, Health-o-Meter and Sunbeam Latin America are replacing their current non-Year 2000 ready systems with this new uniform system. In addition, Coleman Europe is also replacing key business components with this new system.

         The Company is also actively replacing and/or upgrading a number of business systems that are not Year 2000 ready, including those that use localized business system packages which were not candidates to be replaced by the uniform business and accounting information system. For example, at Coleman approximately 2,000 mainframe software programs that are used in lieu of Sunbeam's uniform business and accounting information system have been remediated and tested to be Year 2000 ready. With respect to the Company's non-IT systems (for example, time and attendance, security, and in-line manufacturing hardware) the Company is actively analyzing these items to assess any Year 2000 issues. To date, no material issues have been discovered, and the Company will continue to review, test and correct, if necessary, such items.

         Sunbeam has largely implemented the corrective work described above and expects to complete final testing and implementation of such systems in the third quarter and early fourth quarter of 1999.

         PHASE 3 - CUSTOMERS, SUPPLIERS AND BUSINESS PARTNERS: The third phase of Sunbeam's Year 2000 readiness program which was initiated during the third and fourth quarters of 1998 is designed to assess and interact with the Company's customers, suppliers, and business partners. As part of this effort, the Company surveyed 1,100 vendors and suppliers, a portion of which did not provide an initial response. During the first half of 1999, "high risk" vendors were contacted directly and the number of non-respondents has since decreased substantially. In fact, currently only 13% of the Company's vendors who were surveyed are categorized as "high risk" which includes non-respondents. Based on the most recent responses to the survey and continued evaluation, the Company believes that there is only a low to a medium risk of Year 2000 issues for the remaining vendors. The Company will continue to monitor the Year 2000 progress of the "high risk" vendors and will re-survey these companies in late August to determine the appropriate course of action. Furthermore, the Company is in the process of contacting alternate vendors who are Year 2000 ready to replace critical vendors deemed "high risk" in the event that these vendors are not found to be Year 2000 ready. The Company has not independently verified the responses of vendors and does not anticipate undertaking such independent verification process.

         Beginning in the second quarter of 1999, Sunbeam contacted its major customers to confirm their preparations for Year 2000 issues. The Company has already responded to numerous customer inquiries about the Company's Year 2000 readiness and believes that all of the Company's major customers have established programs to deal with Year 2000 issues. In order to improve the Company's communication with its customers, suppliers and business partners, the Company has set up a Sunbeam Year 2000 telephone number and is providing Year 2000 information on a Company web site.

         PHASE 4 - CONTINGENCY PLANNING: This phase involves contingency planning for unresolved Year 2000 issues, particularly any issues arising with third party suppliers. The Company's Year 2000 readiness program is ongoing and its ultimate scope, as well as the consideration of contingency plans, will continue to be evaluated as new information becomes available. As a precautionary measure, Sunbeam plans to establish a contingency plan for addressing any effects of the Year 2000 on its operations, whether due to Sunbeam's systems or those of third parties not being ready for any Year 2000 issues. Sunbeam expects to complete such contingency plan by September 30, 1999; such contingency plan will address alternative processes, such as manual procedures, electronic spreadsheets, potential alternative service providers, and plans to address Year 2000 readiness issues as they arise. Such contingency plans may also require an increase in inventory during the second half of 1999 to protect against supply interruption.

THE RISKS OF SUNBEAM'S YEAR 2000 APPROACH

         The independent consultants assisting the Company in its Year 2000 readiness program have reviewed and concurred with the Company's approach, have assisted in developing cost estimates and have monitored costs for the largest single component (upgrade or installation of the Company's uniform system) of the Company's Year 2000 program. Since Sunbeam's Year 2000 program was developed and is monitored with the help of independent consultants, the Company did not engage another independent third party to verify the program's overall approach or total cost as the Company believes that the Company's exposure in this regard is mitigated. In addition, through the use of external third-party diagnostic software packages that are designed to analyze the Year 2000 readiness of business software programs, the Company was able to identify potential Year 2000 issues at Coleman. Given this, the Company believes that it has also mitigated its risk by validating and verifying key program components.

         Management believes that, although there are significant systems that are being modified or replaced, including the uniform business and accounting information system, Sunbeam's information systems environment will be made Year 2000 ready prior to January 1, 2000. Sunbeam's failure to timely complete such corrective work could have a material adverse impact on the Company.

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

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

         Through the first half of 1999, including costs incurred in 1998, Sunbeam had expended approximately $50 million to address Year 2000 issues of which approximately 45% was recorded as capital expenditures and the remainder as SG&A expense. Sunbeam's current assessment of the total costs to address and remedy Year 2000 issues and enhance its operating systems, including costs for the acquired companies, is approximately $60 million. This estimate includes the following categories:

         o uniform international business and accounting systems     $40 million
         o localized business system software upgrades
           and remediation                                           $ 9 million
         o Year 2000 readiness assessment and tracking               $ 6 million
         o upgrade of personal computers and related software        $ 5 million

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

         Because Year 2000 readiness is critical to the business, Sunbeam has redeployed some resources from non-critical system enhancements to address Year 2000 issues, thereby deferring the non-critical systems enhancements. The Company does not expect these redeployments and deferrals to have a material impact on the Company's financial condition, results of operations, or cash flows.

CAUTIONARY STATEMENTS

         Certain statements in this Quarterly Report on Form 10-Q may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (herein the "Act") and in releases made by the SEC from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the word "estimate,"

"project," "intend," "expect," "believe," "may," "well," "should," "seeks," "plans," "scheduled to," "anticipates," or "intends," or the negative of these terms or other variations of these terms or comparable language, or by discussions of strategy or intentions, when used in connection with the Company, including its management. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. These Cautionary Statements are being made pursuant to the Act, with the intention of obtaining the benefits of the "Safe Harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements with respect to the Company include, but are not limited to risks associated with (i) high leverage, (ii) Sunbeam's ability to comply with the terms of its bank credit facility, including financial covenants and covenants relating to the completion of the Coleman merger, or to enter into an amendment to its bank credit facility containing financial covenants which it and its bank lenders find mutually acceptable, or to continue to obtain waivers from its bank lenders with respect to its compliance with the existing covenants contained in such agreement, and to continue to have access to its revolving credit facility, or Sunbeam's ability to refinance its indebtedness at acceptable rates with acceptable terms, (iii) Sunbeam's ability to integrate the recently acquired Coleman, Signature Brands and First Alert companies and expenses associated with such integration, (iv) Sunbeam's sourcing of products from international vendors, including the ability to select reliable vendors and to avoid delays in shipments, (v) Sunbeam's ability to maintain and increase market share for its products at acceptable margins, (vi) Sunbeam's ability to successfully introduce new products and to provide on-time delivery and a satisfactory level of customer service, (vii) changes in domestic and/or foreign laws and regulations, including changes in tax rates, accounting standards, environmental laws, occupational, health and safety laws, (viii) access to foreign markets together with foreign economic conditions, including currency fluctuations and trade, monetary and/or tax policies, (ix) uncertainty as to the effect of competition in existing and potential future lines of business, (x) fluctuations in the cost and availability of raw materials and/or products, (xi) changes in the availability and costs of labor, (xii) effectiveness of advertising and marketing programs, (xiii) economic uncertainty in Japan, Korea and other Asian countries, as well as in Mexico, Venezuela, and other Latin American countries,
(xiv) product quality, including excess warranty costs, product liability expenses and costs of product recalls, (xv) weather conditions which can have an unfavorable impact upon sales of certain of Sunbeam's products, (xvi) the numerous lawsuits against the Company and the SEC investigation into the Company's accounting practices and policies, and uncertainty regarding the Company's coverage on its directors' and officers' liability insurance, (xvii) the possibility of a recession in the United States or other countries resulting in a decrease in consumer demands for the Company's products, (xviii) actions by competitors including business combinations, new product offerings and marketing and promotional activities, and (xix) failure of the Company and/or its suppliers of goods or services to timely complete the remediation of computer systems to effectively process Year 2000 information. Other factors and assumptions not included in the foregoing may cause the Company's actual results to materially differ from those projected. The Company assumes no obligation to update any forward-looking statements or these cautionary statements.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          On April 7, 1998, a purported derivative action was filed in the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against Sunbeam and some of its present and former directors and former officers. The action alleged that the individual defendants breached their fiduciary duties and wasted corporate assets when Sunbeam granted stock options on or about February 2, 1998 at an exercise price of $36.85 to three of its officers and directors who were subsequently terminated by Sunbeam. On June 25, 1998, all defendants filed a motion to dismiss the complaint for failure to make a pre-suit demand on Sunbeam's board of directors. On October 22, 1998, the plaintiff amended the complaint against all but one of the defendants named in the original complaint. On February 19, 1999, plaintiffs filed a second amended derivative complaint nominally on behalf of Sunbeam against some of its present and former directors and former officers and Arthur Andersen. The second amended complaint alleges, among other things, that Messrs. Dunlap and Kersh, Sunbeam's former Chairman and Chief Executive Officer and former Chief Financial Officer, respectively, caused Sunbeam to employ fraudulent accounting procedures in order to enable them to secure new employment contracts, and seeks an award of damages and other declaratory and equitable relief. The defendants have each moved to dismiss the second amended complaint in whole or in part.

          On June 25, 1998, four purported class actions were filed in the Court of Chancery of the State of Delaware in New Castle County by minority stockholders of Coleman against Coleman, Sunbeam and certain of Sunbeam's and Coleman's present and former officers and directors. An additional class action was filed on August 10, 1998, against the same parties. The complaints in these class actions allege, in essence, that the existing exchange ratio for the proposed Coleman merger is no longer fair to Coleman public stockholders as a result of the decline in the market value of the common stock. On October 21, 1998, Sunbeam announced that it had entered into a memorandum of understanding to settle, subject to court approval, the class actions. Under the terms of the proposed settlement, if approved by the court, Sunbeam will issue to Coleman public stockholders and plaintiffs' counsel in this action warrants to purchase up to approximately 4.98 million shares of Sunbeam common stock at $7 per share, subject to anti-dilution adjustments. Coleman public stockholders who elect appraisal under Delaware law will not receive warrants. These warrants will generally have the same terms as the warrant issued to the MacAndrews & Forbes subsidiary and will be issued when the Coleman merger is consummated, which is now expected to occur during the second half of 1999. Issuance of these warrants will be accounted for as additional purchase consideration. There can be no assurance that the court will approve the settlement as proposed.

          Sunbeam has been named as a defendant in an action filed in the District Court of Tarrant County, Texas, 48th Judicial District, on November 20, 1998. Sunbeam was served in this action through the Secretary of State of Texas on January 15, 1999. The plaintiffs in this action are purchasers of the debentures. The plaintiffs allege that Sunbeam violated the Texas Securities Act and the Texas Business & Commercial Code and committed state common law fraud by materially misstating the financial position of Sunbeam in connection with the offering and sale of the debentures. The complaint seeks rescission, as well as compensatory and exemplary damages in an unspecified amount. Sunbeam specially appeared to assert an objection to the Texas court's exercise of personal jurisdiction over Sunbeam, and a hearing on this objection took place on April 15, 1999. On April 23, 1999, the court entered an order granting Sunbeam's special appearance and dismissing the case without prejudice. The plaintiffs moved for reconsideration of the court order, which motion the court denied on May 24, 1999. The plaintiffs have appealed the order dismissing the case to the Texas Court of Appeals, and a hearing on such appeal will be heard on October 20, 1999.

          On February 9, 1999, Messrs. Dunlap and Kersh filed with the American Arbitration Association demands for arbitration of claims under their respective employment agreements with Sunbeam. Messrs. Dunlap and Kersh are requesting a finding by the arbitrators that Sunbeam terminated their employment without cause and that they should be awarded the corresponding benefits provided by their respective employment agreements. On March 12, 1999, Sunbeam asked the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida to issue an injunction prohibiting Messrs. Dunlap and Kersh from pursuing their arbitration proceedings against Sunbeam on the grounds, among others, that the simultaneous litigation of the action filed in that court on April 7, 1998, described above, and the arbitration proceedings would subject Sunbeam to the threat of inconsistent adjudications with respect to certain rights to compensation asserted by Messrs. Dunlap and Kersh and would cause irreparable harm to Sunbeam and its stockholders. On March 19, 1999, the plaintiff in the April 7, 1998 action discussed above moved for a similar injunction on the grounds, among others, that the arbitration proceedings threatened irreparable harm to Sunbeam and its stockholders. On May 11, 1999, the court denied the motions for a preliminary injunction filed by Sunbeam and the plaintiff. Sunbeam has answered the arbitration demands of Messrs. Dunlap and Kersh and has filed counterclaims seeking, among other things, the return of all consideration paid, or to be paid, under the February 1998 Employment Agreements between Sunbeam and Messrs. Dunlap and Kersh. An answer was filed by Messrs. Dunlap and Kersh generally denying Sunbeam's counterclaim. A preliminary conference was held in the arbitration on August 4, 1999. A second conference is set for August 30, 1999 to establish a schedule for discovery and the hearing and to resolve other preliminary matters.

         On May 24, 1999, an action naming Sunbeam as defendant was filed in the Circuit Court for Ozaukee County, Wisconsin. Sunbeam has not yet been served with the complaint in this action. The plaintiffs in this action are purchasers of the debentures. They allege that Sunbeam violated the Wisconsin Uniform Securities Act and committed acts of false advertising and misrepresentation in connection with the offering and sale of the debentures. The plaintiffs seek rescission, as well as compensatory and exemplary damages in an unspecified amount. Sunbeam has removed this case to the United States District Court for the District of Wisconsin and the plaintiff has sought to have the case remanded to state court. This action is now subject to a motion before the Judicial Panel on Multidistrict Litigation to transfer for coordination or consolidation of pretrial proceedings with those of the other actions proceeding in the Southern District of Florida.

         Sunbeam intends to vigorously defend each of the foregoing lawsuits other than those as to which a memorandum of understanding to settle has been reached, but cannot predict the outcome and is not currently able to evaluate the likelihood of Sunbeam's success in each case or the range of potential loss. However, if Sunbeam were to lose these lawsuits, judgments would likely have a material adverse effect on Sunbeam's consolidated financial position, results of operations and cash flow.

         On March 23, 1999, Messrs. Dunlap and Kersh filed a complaint in the Court of Chancery of the State of Delaware seeking an order directing Sunbeam to advance attorneys' fees and other expenses incurred in connection with various state and federal class and derivative actions and an investigation instituted by the SEC. The complaint alleges that such advancements are required by Sunbeam's by-laws and by a forbearance agreement entered into between Sunbeam and Messrs. Dunlap and Kersh in August, 1998. A trial of this summary proceeding was held on June 15 and 16, 1999. On June 23, 1999, the court issued a memorandum opinion directing Sunbeam to pay about $1.4 million on account of expenses incurred to date and to advance the reasonable future expenses in those actions and investigations. Messrs. Dunlap and Kersh have agreed to repay all amounts advanced to them if it is ultimately determined that they are not entitled to indemnification under Delaware law.

         On July 2, 1998, the American Alliance Insurance Company filed suit against Sunbeam in the U.S. District Court for the Southern District of New York requesting a declaratory judgment of the court that the directors' and officers' liability insurance policy for excess coverage issued by American Alliance was invalid and/or had been properly canceled by American Alliance. Sunbeam's motion to transfer such action to the federal district court in which the Consolidated Federal Actions are currently pending was denied. Sunbeam has filed a motion with the Judicial Panel on Multidistrict Litigation to transfer this action for coordination or consolidation of pretrial proceedings with the various actions pending in the Southern District of Florida. American Alliance has filed a motion for summary judgment on the ground that coverage was never bound. Sunbeam has opposed that motion. On October 20, 1998, an action was filed by Federal Insurance Company in the U.S. District Court for the Middle District of Florida requesting the same relief as that requested by American in the previously filed action as to additional coverage levels under Sunbeam's directors' and officers' liability insurance policy. This action has been transferred to the U.S. District Court for the Southern District of Florida and is currently in discovery. Sunbeam is seeking a stay of discovery to coordinate discovery in this action with any discovery which may occur in the Consolidated Federal Actions. Plaintiff has moved to compel production of various documents. On December 22, 1998, an action was filed by Executive Risk Indemnity, Inc. in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida requesting the same relief as that requested by American and Federal in their previously filed actions as to additional coverage levels under Sunbeam's directors' and officers' liability insurance policy. On April 15, 1999 Sunbeam filed an action in the U.S. District Court for the Southern District of Florida against National Union Fire Insurance Company of Pittsburgh, PA, Gulf Insurance Company and St. Paul Mercury Insurance Company requesting, among other things, a declaratory judgment that National Union is not entitled to rescind its liability insurance policy to Sunbeam and a declaratory judgment that Sunbeam is entitled to coverage from these insurance companies for the various lawsuits described herein under liability insurance policies issued by each of the defendants. In response to Sunbeam's complaint, defendants St. Paul and Gulf have answered and asserted counterclaims seeking rescission and declaratory relief that no coverage is available to Sunbeam. Sunbeam has denied the allegations of Gulf's and St. Paul's counterclaims. Defendant National Union has filed a motion to dismiss or stay the claims filed by Sunbeam against National Union on the basis, among others, that Sunbeam must submit the dispute to arbitration or mediation. Sunbeam has filed a response opposing that motion. Sunbeam intends to pursue recovery from all of its insurers if damages are awarded against Sunbeam or its indemnified officers and/or directors under any of the foregoing actions and to recover attorney's fees covered under those policies. Sunbeam's failure to obtain such insurance recoveries following an adverse judgment in any of the actions described above could have a material adverse effect on Sunbeam's financial position, results of operations and cash flows.

         Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon Sunbeam's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiff, and other significant factors which vary by case. When it is not possible to estimate a specific expected amount of loss to be incurred, Sunbeam evaluates the range of possible losses and records the minimum end of the range. As of June 30, 1999 and December 31, 1998, Sunbeam had established accruals for litigation matters of $28.7 million and $31.2 million, respectively. Sunbeam believes, based on facts know to Sunbeam at June 30, 1999, that anticipated probable costs of litigation matters existing as of June 30, 1999 have been adequately reserved to the extent determinable.

PRODUCTS LIABILITY

         As a consumer goods manufacturer and distributor, Sunbeam faces the constant risks of product liability and related lawsuits involving claims for substantial money damages, product recall actions and higher than anticipated rates of warranty returns or other returns of goods. These claims could result in liabilities that could have a material adverse effect on Sunbeam's financial position, results of operations and cash flows. Some of the product lines Sunbeam acquired in the 1998 acquisitions have increased its exposure to product liability and related claims.

         BRK Brands, Inc. is a defendant in the case Gordon v. BRK Brands, Inc., et al. ("Gordon") in the Circuit Court for the City of St. Louis. In Gordon, the plaintiff alleged, among other things, that the smoke detector of plaintiff (which had been manufactured by a predecessor company to the present BRK Brands, Inc., which is a wholly owned subsidiary of Sunbeam) did not alarm quickly enough. The jury in the Gordon case awarded $20 million in compensatory damages and $30 million in punitive damages. BRK Brands, Inc. intends to appeal and believes that it has numerous grounds for and will prevail upon appeal. At this point, Sunbeam believes that the damages are covered by insurance, subject to self-insured retentions under such insurance policies. The payment of the self-insured retention will not have a material effect on the Company's consolidated financial position, results of operations, or cash flow. Nevertheless, it is possible that the outcome of this case could have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

ENVIRONMENTAL MATTERS

         With respect to one of seven sites at which the Company has been identified by the United States Environmental Protection Agency ("EPA") as a potentially responsible party, the Company received notice from the EPA that the Company has completed all required removal activities and that such removal activities were completed to EPA's satisfaction. EPA's approval of the Company's removal activities at this site effectively concludes its obligations to EPA at this site. The EPA's approval of the Company's removal activities did not have any impact on the Company's environmental accruals since these activities were completed for the amount accrued.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 1999 annual meeting of shareholders was held on June 29, 1999. Directors elected at the meeting were Philip E. Beekman, Charles M. Elson, Howard Gittis, John H. Klein, Howard G. Kristol, Peter A. Langerman, Jerry W. Levin, and Faith Whittlesey, constituting the entire board of directors. All of the directors were elected without opposition. Other matters voted on and approved at the meeting were proposals to (i) approve a grant of stock options to Jerry W. Levin, (ii) approve a grant of stock options to Paul E. Shapiro,
(iii) approve a grant of stock options to Bobby G. Jenkins, (iv) approve a grant of stock options to Jack D. Hall, and (v) ratify and adopt the Sunbeam Corporation Management Incentive Plan.

         The tabulation of votes for each matter is as follows:

         1. ELECTION OF DIRECTORS

            NOMINEES
              FOR                                       AGAINST OR
            DIRECTORS                    FOR             WITHHELD      ABSTAINED
            ---------                 ----------        ----------     ---------
            Philip E. Beekman         91,476,552        3,006,135            --
            Charles M. Elson          91,444,839        3,037,848            --
            Howard Gittis             91,399,637        3,083,050            --
            John H. Klein             91,474,468        3,008,219            --
            Howard G. Kristol         91,409,975        3,072,712            --
            Peter A. Langerman        91,370,258        3,112,429            --
            Jerry W. Levin            91,410,441        3,072,246            --
            Faith Whittlesey          83,533,800       10,948,887            --

         2. GRANT OF STOCK OPTIONS TO JERRY W. LEVIN

                                      79,029,223       14,608,214       845,250

         3. GRANT OF STOCK OPTIONS TO PAUL E. SHAPIRO

                                      78,895,993       14,715,541       871,153

         4. GRANT OF STOCK OPTIONS TO BOBBY G. JENKINS

                                      78,903,598       14,702,980       876,109

         5. GRANT OF STOCK OPTIONS TO JACK D. HALL

                                      78,909,831       14,711,844       861,012

         6. RATIFICATION AND ADOPTION OF MANAGEMENT INCENTIVE PLAN

                                               AGAINST OR               BROKER
                                      FOR       WITHHELD   ABSTAINED   NON-VOTES
                                   ----------  ----------  ---------  ----------
                                   54,625,355   5,449,183   900,010   33,508,139

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

         EXHIBIT NO.      DESCRIPTION
         -----------      -----------
            10.1          Tax Sharing Agreement dated as of July 12, 1999, by
                          and among Sunbeam Corporation, the Coleman Company, and the subsidiaries named therein. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 of the Coleman Company, Inc.)

            27 Financial Data Schedule, submitted electronically to the Securities and Exchange Commission for information only and not filed.

(b)     Report on Form 8-K

        No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SUNBEAM CORPORATION

                                         BY: /s/ BOBBY G. JENKINS
                                            ------------------------------------
                                                  Bobby G. Jenkins
                                                  Executive Vice President, and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

                                            Dated: August 19, 1999

                                 EXHIBIT INDEX

EXHIBIT NUMBER     DESCRIPTION
--------------     -----------
     27            Financial Data Schedule, submitted electronically to
                   the Securities and Exchange Commission for information only and not filed.