Form 10-K/A
period 1998-12-31
SUNBEAM CORP/FL/
filed 1999-11-08
CIK 3662

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                       COMMISSION FILE NUMBER 0001-000052

                            ------------------------

                                    [LOGO]

                              SUNBEAM CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                        25-1638266
         (STATE OR OTHER JURISDICTION                (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
        INCORPORATION OR ORGANIZATION)

          2381 EXECUTIVE CENTER DRIVE                                 33431
              BOCA RATON, FLORIDA                                  (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (561) 912-4100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS:                     NAME OF EXCHANGE ON WHICH REGISTERED:
         Common Stock, $0.01 Par Value                       New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /x/

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K/A or any amendment to this Form 10-K/A. /x/

     The aggregate market value of all classes of the registrant's voting stock held by non-affiliates as of April 30, 1999 was approximately $372,048,943.

     On April 30, 1999, there were 100,887,960 shares of the registrant's
Common Stock outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                                 ANNUAL REPORT
                                 ON FORM 10-K/A

                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
PART I
ITEM 1.  BUSINESS
     General...............................................................................................      3
     Products and Operations...............................................................................      3
     Competition...........................................................................................      7
     Customers.............................................................................................      8
     Backlog...............................................................................................      8
     Patents and Trademarks................................................................................      8
     Research and Development..............................................................................      9
     Employees.............................................................................................      9
     Seasonality...........................................................................................      9
     Raw Materials/Suppliers...............................................................................      9
     Products Liability....................................................................................      9
     Environmental Matters.................................................................................     10
     Regulatory Matters....................................................................................     11
     Significant 1998 Financial and Business Developments..................................................     12
ITEM 2.  PROPERTIES........................................................................................     16
ITEM 3.  LEGAL PROCEEDINGS.................................................................................     17
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................     21

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............................     22
ITEM 6.  SELECTED FINANCIAL DATA...........................................................................     24
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............     26
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................     54
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..............     54

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................................     54
ITEM 11.  EXECUTIVE COMPENSATION...........................................................................     55
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...................................     55
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................     55

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K........................................................................................     55
           SIGNATURES......................................................................................     59

                                     PART I


ITEM 1. BUSINESS


                                    BUSINESS

GENERAL

     The following is as of May 11, 1999.


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


     In 1998, the Company acquired an indirect controlling interest in The Coleman Company ("Coleman") and all the outstanding common stock of Signature Brands USA Inc., ("Signature Brands") and First Alert, Inc. ("First Alert"). (See "Significant 1998 Financial and Business Developments--The 1998 Acquisitions," below.)


PRODUCTS AND OPERATIONS

     The Company's operations are managed through four groups: Household, Outdoor Leisure, International and Corporate. The Household and Outdoor Leisure operating groups encompass the following products:


     o In the Household group:

     (1) Appliances--including mixers, blenders, food steamers, breadmakers, rice cookers, coffee makers, toasters, irons and garment steamers;

     (2) Health products--including vaporizers, humidifiers, air cleaners, massagers, hot and cold packs and blood pressure monitors;

     (3) Scales;

     (4) Personal care--including hair clippers and trimmers and related products for the professional beauty, barber and veterinarian trade and sales of products to commercial and institutional channels;

     (5) Blankets--including electric blankets, heated throws and mattress pads; and

     (6) First Alert--including smoke and carbon monoxide detectors, fire extinguishers and home safety equipment.

     o In the Outdoor Leisure group:

     (1) Outdoor recreation products--including tents, sleeping bags, coolers, camping stoves, lanterns and outdoor heaters;

     (2) Outdoor cooking products--including gas and charcoal outdoor grills and grill parts and accessories;

     (3) Powermate products--including portable power generators and air compressors; and

     (4) Eastpak products--including backpacks and bags.


The International group is managed through the following regional subdivisions:

     (1) Europe--manufacture, sales and distribution of Campingaz(Registered) products and sales and distribution in Europe, Africa and the Middle East of other Company products;


     (2) Latin America--manufacture, sales and distribution throughout Latin America of small appliances, and sales and distribution of personal care products, professional clippers and related products, camping products and Powermate products;

     (3) Japan--sales and distribution of primarily outdoor recreation products;

     (4) Canada--sales and distribution of substantially all the Company's products; and


     (5) East Asia--sales and distribution in all areas of East Asia other than Japan of substantially all of the Company's products.


     The Corporate group provides certain management, accounting, legal, risk management, treasury, human resources, tax and management information services to all operating groups and also includes the operation of the Company's retail stores and the conduct of the Company's licensing activities.


     See Note 14 of Notes to Consolidated Financial Statements for financial data concerning the Company's operating segments. Also, for a discussion of certain risks affecting the Company's business, see the discussion in Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations" and, in particular, the discussion contained therein under the subheading--"Cautionary Statements."


  Household

     The Company's Household group includes appliances, health products, scales, personal care products, blankets and First Alert products. Net sales of Household group products accounted for approximately 50%, 73% and 74% of the Company's consolidated net sales in 1998, 1997 and 1996, respectively. Except as discussed below, there were no Household group products or group of similar products with sales that accounted for 10% or more of consolidated net sales in any of the last three fiscal years.


     Appliances. Small kitchen appliances include Mixmaster(Registered) stand mixers, hand mixers, Osterizer(Registered) blenders, food processors, rice cookers, food steamers, toasters, can openers, breadmakers, waffle makers, ice cream makers, frying pans, deep fryers and culinary accessories, which are sold primarily under the Sunbeam(Registered) and Oster(Registered) brand names. In addition, the Company sells coffee makers under the Mr. Coffee(Registered), Sunbeam and Oster brand names and, with respect to coffee and tea products, the Mr. Coffee brand name. Other brand names or trademarks used in marketing include: Toast Logic(Registered), Details(Registered) by Mr. Coffee for high end coffeemakers sold in department and specialty stores, Mrs. Tea(Trademark), and Iced Tea Pot(Trademark), Oster Designer(Registered) and Pause N Serve(Registered). The Company holds the number one or two market positions in coffee makers, mixers, and breadmakers. Appliances also encompass garment care appliances consisting of irons and steamers. The Company manufactures a portion of its appliances in its United States and Mexico plants and sources the balance of its appliance products from domestic and foreign manufacturers.


     Health. The Company markets many of its health products under the Sunbeam(Registered) name and the trademark Health at Home(Registered). These products include heating pads, bath scales, blood pressure and other health-monitoring instruments, massagers, vaporizers, humidifiers and dental care products. The Company assembles and/or manufactures its vaporizers, humidifiers and heating pads at its United States and Mexico facilities. The Company's other personal health products are sourced from manufacturers primarily located in China.


     Scales. The Company also designs, manufactures and markets scales for consumer, office and professional use. The Company manufactures a complete line of analog and digital floor scales, waist-high and eye-level scales for use in weight monitoring by consumers. These consumer scales are sold under the brand names Health o Meter(Registered), Sunbeam, Counselor(Registered) and Borg(Registered). Other trademarks used in marketing the scales are BigFoot(Registered) and Precious Metals(Registered). The Company also markets professional scales such as traditional balance beam scales, pediatric scales, wheelchair ramp scales, chair and sling scales and home healthcare scales using the Pro Series(Registered) and Pro Plus Series(Registered) trademarks in addition to the Health o Meter brand. The Company's line of scales also includes letter and parcel scales for office use, marketed under the Pelouze(Registered) brand name. The Company has a commanding share of the office scale market with its Pelouze scales. The Company's Pelouze food scales include analog and digital portion control scales, thermometers and timers for commercial and non-commercial applications. Sunbeam manufactures approximately one-half of its scales at a United States plant and sources the remaining scales from both domestic and foreign suppliers.


     Personal Care. The Company's personal care products include a broad line of hair clippers and trimmers for animals and humans which are sold through retail channels. The Company holds the number one or two position in its clipper and trimmer product lines. The Company also markets a line of professional barber, beauty and animal grooming products, including electric and battery clippers, replacement blades and other grooming accessories sold to both conventional retailers and through professional distributors. These products are manufactured at the Company's United States and Mexico facilities.


     Blankets. The Company's blanket products include electric blankets, Cuddle-Up(Registered) heated throws and heated mattress pads. The Company holds the number one market position in each of electric blankets, heated throws and heated mattress pads. These products are manufactured at the Company's United States and Mexico facilities. In 1996, sales of electric blankets accounted for approximately 12% of consolidated net sales.


     First Alert. The Company is a leading manufacturer and marketer of a broad range of residential safety products, including residential use ionization and photoelectric smoke detectors in which the Company has the leading market share. Other products include carbon monoxide detectors, fire extinguishers, rechargeable flashlights and lanterns, electric and electromechanical timers, night lights, radon gas detectors, fire escape ladders and motion sensing lighting controls. The Company's smoke detectors are battery-operated and carbon monoxide detectors are available in both plug in and battery operated units and in a combination unit. These products are marketed primarily under the First Alert(Registered) brand name. The Company also uses the brand names Family Gard(Registered) and Sure Grip(Registered) for certain of its products. The Company markets certain of these products under the BRK(Registered) brand for the electrical wholesale markets. The Company manufactures its smoke and carbon monoxide detectors in its Mexico plant, manufactures fire extinguishers in its United States plant and sources other products from domestic and foreign suppliers.


     In 1996, the Company's furniture business accounted for approximately 23% of consolidated net sales. See Note 13 of Notes to Consolidated Financial Statements for information relating to the divestiture of the Company's furniture business.


  Outdoor Leisure

     The Company's Outdoor Leisure group includes products for outdoor recreation and outdoor cooking, as well as the Powermate and Eastpak product lines. Net sales of the Outdoor Leisure group accounted for approximately 50%, 25% and 26% of the Company's consolidated net sales in 1998, 1997 and 1996, respectively. Except as discussed below, there were no other Outdoor Leisure products or groups of similar products with sales that accounted for 10% or more of consolidated net sales in any of the last three fiscal years.


     Outdoor Recreation. Principal outdoor recreation products include a comprehensive line of lanterns and stoves for outdoor recreational use, fuel-related products such as disposable fuel cartridges, a broad range of coolers and jugs, sleeping bags, backpacks, tents, outdoor folding furniture, portable electric lights, camping accessories and other products. These products are used predominantly in outdoor recreation, but many products have applications in emergency preparedness and some are also used in home improvement projects. The products are distributed predominantly through mass merchandisers, home centers and other retail outlets. The Company believes it is the leading manufacturer of lanterns and stoves for outdoor recreational use in the world. The Company's liquid fuel appliances include single and dual fuel-powered lanterns and stoves and a broad range of propane- and butane-fueled lanterns and stoves. These products are manufactured at the Company's facilities located in the United States and are marketed under the Coleman(Registered) and Peak One(Registered) brand names.


     The Company manufactures and sells a wide variety of insulated coolers and jugs and reusable ice substitutes, including personal coolers for camping, picnics or lunch box use; large coolers; beverage coolers for use at work sites and recreational and social events; and soft-sided coolers. The Company's cooler products are manufactured predominantly at the Company's facilities located in the United States and are marketed under the Coleman brand name worldwide. The Company designs, manufactures or sources, and markets textile products, including tents, sleeping bags, backpacks and rucksacks. The Company's tents and sleeping bags are marketed under the Coleman and Peak One brand names. The Company manufactures and markets aluminum- and steel-framed, portable, outdoor, folding furniture under the Coleman and Sierra Trails(Registered) brand names. These products are manufactured predominantly at the Company's facilities located in the United States. The Company designs and markets electric lighting products that are manufactured by others and sold under the Coleman, Powermate and Job-Pro(Registered) brand names. These products include portable electric lights such as hand held spotlights, flashlights and fluorescent lanterns and a line of rechargeable lanterns and flashlights. The Company designs, sources and markets a variety of small accessories for camping and outdoor use, such as cookware and utensils. These products are manufactured by third-party vendors to Coleman's specifications and are marketed under the Coleman brand name.


     Outdoor Cooking. The Company is a leading supplier of outdoor barbecue grills. The Company has one of the leading market share positions in the gas grill industry. Outdoor barbecue grills consist of gas, electric and charcoal models which are sold by the Company primarily under the Sunbeam and Grillmaster(Registered) brand names. The Company's outdoor cooking products also include smokers and replacement parts for grills and various accessories such as cooking utensils, grill cleaning products and barbecue tools. Almost all of the Company's grills are manufactured at the Company's United States facility. The Company sources practically all of its accessories and a portion of its replacement parts from various manufacturers, many of which are in East Asia. A licensee of the Company produces gas barbecue grills under the Coleman name. In 1997 and 1996, sales of gas grills accounted for approximately 13% and 19%, respectively, of consolidated net sales.


     Powermate. The Company's principal Powermate products include portable generators and portable and stationary air compressors. The Company is a leading manufacturer and distributor of portable generators in the United States. Generators are used for home improvement projects, small businesses, emergency preparedness and outdoor recreation. These products are manufactured by the Company at its United States facilities using engines manufactured by third parties, are marketed under the Coleman Powermate(Registered) brand name and are distributed predominantly through mass merchandisers and home center chains. The Company also produces advanced, light-weight generators incorporating proprietary technology. The Company's air compressors are manufactured at its facilities located in the United States, are marketed under the Coleman Powermate brand name and are distributed predominantly through mass merchandisers and home center chains.


     Eastpak. The Company designs, manufactures and distributes book bags, backpacks and related goods throughout the United States under the Eastpak and Timberland(Registered) brand names. The Company manufactures the majority of its products in its plants located in Puerto Rico.


  International

     The Company markets a variety of products outside the United States. While the Company sells many of the same products domestically and internationally, it also sells products designed specifically to appeal to foreign markets. The Company, through its foreign subsidiaries, has manufacturing facilities in France, Indonesia, Italy, Mexico, and Venezuela, and sales administration offices, warehouse and distribution facilities in Canada, Europe, the Mideast, Asia and Latin America. The Company also sells its products directly to international customers in certain other markets through the Company's sales managers, independent distributors and commissioned sales representatives. The products sold by the international group are sourced from the Company's manufacturing operations or from vendors primarily located in Asia. International sales accounted for approximately 23%, 21% and 19% of the Company's consolidated net sales in 1998, 1997 and 1996, respectively. The Company's international operations are managed through the following geographic areas:


     Europe. The Company's European operations are managed from Lyon, France and the sales are dominated by the product lines acquired by the Company as part of the Coleman acquisition, including the

Campingaz product lines and Eastpak products. The Company's European office also manages the sale and distribution of Company products throughout Africa and the Middle East.


     Japan. The Company's sales in Japan are almost exclusively sales of camping equipment such as tents, stoves, lanterns, sleeping bags and accessories.


     Latin America. The activities of the Company outside the United States were primarily focused in Mexico and Latin America prior to the 1998 acquisition of Coleman. The Company enjoys a strong market position in a number of product lines in Latin America. The Oster brand has the leading market share in small appliances in a number of Latin American countries. The Company's sales in Latin America are derived primarily from household appliances, particularly the Oster blender and the recently introduced Oster arepa maker.


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


     The Company has sales and facilities in countries where economic growth has slowed, primarily Japan, Korea and Latin America. The economies of other foreign countries important to the Company's operations could also suffer instability in the future. The following are among the factors that could negatively affect the Company's operations in foreign markets: (1) access to markets; (2) currency devaluation; (3) new tariffs; (4) changes in monetary and/or tax policies; (5) inflation; and (6) governmental instability. See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Foreign Operations and--Cautionary Statements."


  Corporate

     Retail. The Company sells many of its products through its retail outlet stores which are operated under the Sunbeam, Oster and Camp Coleman(Registered) names. In addition, the Company currently has 37 retail outlet stores in the United States and Canada which primarily carry discontinued, overstock and refurbished products for retail sale to consumers. Net sales from retail stores were not significant in any of the last three fiscal years.


     Licensing. The Company licenses the Sunbeam name and the Coleman name and logo under two types of licensing arrangements: general merchandise licenses and licenses to purchasers of businesses divested by the Company. The Company's general merchandise licensing activities involve licensing the Sunbeam and/or Coleman name and logo, for a royalty fee, to certain companies that manufacture and sell products that complement the Company's product lines. Revenue from licensing activities in 1998 in the amount of $4 million was generated primarily from the license of the Coleman name. In addition, the Company licenses trade names from third parties for use in connection with the Company's products. Revenue from licensing activities was not significant in 1997 and 1996.


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


     The Company's Outdoor Leisure products compete with numerous products sold by other manufacturers. Lanterns and stoves compete with, among others, products offered by Century Primus, American Camper and Dayton Hudson Corporation, while Desa & Schau and Mr. Heater are the primary competitors for heaters. The primary competitors for the Company's portable furniture are a variety of import companies. The Company's insulated cooler and jug products compete with products offered by Rubbermaid Incorporated, Igloo Products Corp. and The Thermos Company. The Company's sleeping bags compete with, among others, American Recreation, Slumberjack, Academy Broadway Corp. and MZH Inc, as well as certain private label manufacturers. In the tent market, the Company competes with, among others, Wenzel, Eureka and Mountain Safety Research, as well as certain private label manufacturers. The Company competes with W.C. Bradley, Meco, Fiesta, Ducane, Weber and Keanall for sales of outdoor grills and accessories. The Company's backpack products compete with, among others, American Camper, JanSport, Nike, Outdoor Products, The North Face, and Kelty, as well as certain private label manufacturers. The Company's competition in the electric light business includes, among others, Eveready and Rayovac Corporation. The Company's camping accessories compete primarily with Coughlan's. The Company's primary competitors in the generator business are Generac Corporation, Honda Motor Co., Ltd., Kawasaki and Yamaha. Primary competitors in the air compressor business include DeVilbiss and Campbell Hausfield. In addition, the Company competes with various other entities in international markets.


CUSTOMERS

     The Company markets its products through virtually every category of retailer including mass merchandisers, catalog showrooms, warehouse clubs, department stores, catalogues, Company-owned outlet stores, television shopping channels, hardware stores, home improvement centers, office products centers, drug and grocery stores, and pet supply retailers, as well as independent distributors and military post exchange outlets. In 1998, the Company sold products to virtually all of the top 100 U.S. retailers, including Wal-Mart/Sam's Club, Kmart, Price Costco, Target Stores and Home Depot. Sunbeam's largest customer, Wal-Mart, accounted for approximately 18%, 20% and 19% of consolidated net sales in 1998, 1997 and 1996, respectively. The Company has the majority of its U.S. customer sales on electronic data interchange (EDI) systems.


BACKLOG

     The amount of backlog orders at any point in time is not a significant factor in the Company's business.


PATENTS AND TRADEMARKS

     The Company believes that an integral part of its strength is its ability to capitalize on the Sunbeam(Registered), Coleman(Registered), Oster(Registered), Eastpak(Registered), Mr. Coffee(Registered), Health o Meter(Registered), First Alert(Registered) and Campingaz(Registered) trademarks which are registered in the United States and in numerous foreign countries. Widely recognized throughout North America, Latin America and Europe, these registered trademarks, along with Powermate(Registered), Pelouze(Registered), Peak One(Registered), Osterizer(Registered), Mixmaster(Registered), Toast Logic(Registered), Steammaster(Registered), Oskar(Registered),
Grillmaster(Registered) and "Blanket with a Brain(Registered)" brands are important to the success of the Company's products. Other important trademarks within Sunbeam include Oster Designer(Registered), Cuddle-Up(Registered) and A5(Registered). The loss of any single trademark would not have a material adverse effect on the Company's business; however, the Sunbeam, Coleman and Mr. Coffee trademarks are integral to certain of the Company's continuing operations and the Company aggressively monitors and protects these and other brands.

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


EMPLOYEES

     As of December 31, 1998, the Company had approximately 14,200 full-time and part-time employees of which approximately 6,900 are employed domestically. The Company is a party to collective bargaining agreements with its hourly employees located at the Aurora, Illinois, Glenwillow, Ohio and Bridgeview, Illinois plants. The Company's Canadian warehouse employees are represented by a union, as are all of the production employees at the Company's operations in France and Italy. The Company has had no material labor-related work stoppages and, in the opinion of management, relations with its employees are generally good.


SEASONALITY

     The Company's consolidated sales are not expected to exhibit substantial seasonality; however, sales are expected to be strongest during the second quarter of the calendar year. Furthermore, sales of a number of products, including warming blankets, vaporizers, humidifiers, grills, First Alert products, camping and generator products, may be impacted by unseasonable weather conditions.


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



PRODUCTS LIABILITY


     As a consumer goods manufacturer and distributor, the Company faces the constant risks of product liability and related lawsuits involving claims for substantial money damages, product recall actions and higher than anticipated rates of warranty returns or other returns of goods. These claims could result in liabilities that could have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows. Some of the product lines the Company acquired in the 1998 acquisitions have increased its exposure to product liability and related claims.




ENVIRONMENTAL MATTERS


     The Company's operations, like those of comparable businesses, are subject to certain federal, state, local and foreign environmental laws and regulations in addition to laws and regulations regarding labeling and packaging of products and the sales of products containing certain environmentally sensitive materials. The Company believes it is in substantial compliance with all environmental laws and regulations which are applicable to its operations. Compliance with environmental laws and regulations involves certain continuing costs; however, such costs of ongoing compliance have not resulted, and are not anticipated to result, in a material increase in the Company's capital expenditures or to have a material adverse effect on the Company's results of operations, financial condition or competitive position.


     In addition to ongoing environmental compliance at its operations, the Company also is actively engaged in environmental remediation activities many of which related to divested operations. As of December 31,

1998, the Company has been identified by the United States Environmental Protection Agency ("EPA") or a state environmental agency as a potentially responsible party ("PRP") in connection with seven sites subject to the federal Superfund Act and five sites subject to state Superfund laws comparable to the federal law (collectively the "Environmental Sites"), exclusive of sites at which the Company has been designated (or expects to be designated) as a de minimis (less than 1%) participant.


     The Superfund Act, and related state environmental remediation laws, generally authorize governmental authorities to remediate a Superfund site and to assess the costs against the PRPs or to order the PRPs to remediate the site at their expense. Liability under the Superfund Act is joint and several and is imposed on a strict basis, without regard to degree of negligence or culpability. As a result, the Company recognizes its responsibility to determine whether other PRPs at a Superfund site are financially capable of paying their respective shares of the ultimate cost of remediation of the site. Whenever the Company has determined that a particular PRP is not financially responsible, it has assumed for purposes of establishing reserve amounts that such PRP will not pay its respective share of the costs of remediation. To minimize the Company's potential liability with respect to the Environmental Sites, the Company has actively participated in steering committees and other groups of PRPs established with respect to such sites. The Company currently is engaged in active remediation activities at 12 sites, seven of which are among the Environmental Sites referred to above, and five of which have not been designated as Superfund sites under federal or state law. The remediation efforts in which the Company is involved include facility investigations, including soil and groundwater investigations, corrective measure studies, including feasibility studies, groundwater monitoring, extraction and treatment, soil sampling, excavation and treatment relating to environmental clean-ups. In certain instances, the Company has entered into agreements with governmental authorities to undertake additional investigatory activities and in other instances has agreed to implement appropriate remedial actions. The Company has also established reserve amounts for certain non-compliance matters including those involving air emissions.


     The Company has established reserves to cover the anticipated probable costs of investigation and remediation, based upon periodic reviews of all sites for which the Company has, or may have remediation responsibility. The Company accrues environmental investigation and remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated and the Company's responsibility is established. Generally, the timing of these accruals coincides with the earlier of formal commitment to an investigation plan, completion of a feasibility study or the Company's commitment to a formal plan of action. As of December 31, 1998 and 1997, the Company's environmental reserves were $25.0 million and $24.0 million, respectively. The Company has accrued its best estimate of investigation and remediation costs based upon facts known to the Company at such dates and because of the inherent difficulties in estimating the ultimate amount of environmental costs, which are further described below, these estimates may materially change in the future as a result of the uncertainties described below. Estimated costs, which are based upon experience with similar sites and technical evaluations, are judgmental in nature and are recorded at undiscounted amounts without considering the impact of inflation and are adjusted periodically to reflect changes in applicable laws or regulations, changes in available technologies and receipt by the Company of new information. It is difficult to estimate the ultimate level of future environmental expenditures due to a number of uncertainties surrounding environmental liabilities. These uncertainties include the applicability of laws and regulations, changes in environmental remediation requirements, the enactment of additional regulations, uncertainties surrounding remediation procedures including the development of new technology, the identification of new sites for which the Company could be a PRP, information relating to the exact nature and extent of the contamination at each site and the extent of required cleanup efforts, the uncertainties with respect to the ultimate outcome of issues which may be actively contested and the varying costs of alternative remediation strategies. The Company continues to pursue the recovery of some environmental remediation costs from certain of its liability insurance carriers; however, such potential recoveries have not been offset against potential liabilities and have not been considered in determining the Company's environmental reserves.


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


     Coleman is a leading manufacturer and marketer of outdoor recreational products. It manufactures and distributes widely diversified product lines for camping, leisure time and hardware markets, under the Coleman(Registered), Powermate(Registered), Campingaz(Registered) and Eastpak(Registered) brand names. On March 30, 1998, the Company acquired approximately 81% of the then outstanding shares of Coleman common stock from a subsidiary of MacAndrews & Forbes Holdings Inc. ("M&F"), in exchange for 14,099,749 shares of the Company's common stock and approximately $160 million in cash. In addition, the Company also assumed approximately $1,016 million in debt. Immediately after the acquisition, as a result of the exercise of Coleman employee stock options, the Company's ownership of Coleman decreased to about 79% of the outstanding shares of Coleman common stock.


     The Company's agreement for the acquisition of the remaining publicly held Coleman shares pursuant to a merger transaction provides that the remaining Coleman stockholders will receive 0.5677 of a share of the Company's common stock and $6.44 in cash for each share of Coleman common stock they own. In the aggregate, the remaining Coleman stockholders will receive approximately
6.7 million shares of the Company's common stock and $87 million in cash, including cash outs of remaining Coleman options. Although there can be no assurance, the Company anticipates that the Coleman merger will occur in the second half of 1999.


     In August 1998, the Company settled threatened claims by the M&F subsidiary relating to the acquisition of the controlling interest in Coleman by issuing to the M&F subsidiary a warrant expring August 24, 2003 to purchase up to 23 million shares of our common stock at $7 each. In October 1998, the Company settled, subject to court approval, claims by the other Coleman stockholders by agreeing to issue warrants to purchase up to approximately 4.98 million of the Company's common shares at $7 each when the Coleman merger is completed. See "Settlement of Coleman-Related Claims" below for more information on these settlements.


     On April 3, 1998, the Company acquired more than 90% of the stock of each of Signature Brands and First Alert in cash tender offers. On April 6, 1998, the Company acquired the remaining shares of each of Signature Brands and First Alert in merger transactions. Signature Brands is a leading manufacturer of a comprehensive line of consumer and professional products, including coffee makers marketed under the Mr. Coffee(Registered) brand name and consumer health products marketed under the Health o Meter(Registered), Counselor(Registered) and Borg(Registered) brand names. First Alert is the worldwide leader in residential safety equipment, including smoke and carbon monoxide detectors marketed under the First Alert(Registered) brand name. The Company paid about $255 million in cash, including the paying down of debt, to acquire Signature Brands. The Company paid about $133 million in cash and assumed about $49 million in debt--a total consideration of about
$182 million--to acquire First Alert.



For additional information, see Notes 2 and 15 of Notes to Consolidated Financial Statements.



ISSUANCE OF ZERO COUPON CONVERTIBLE DEBENTURES AND NEW BANK CREDIT FACILITY


     In order to finance the acquisitions of Coleman, Signature Brands and First Alert and to repay substantially all of the outstanding indebtedness of the Company and the three acquired companies, the Company completed an offering of Zero Coupon Convertible Senior Subordinated Debentures due 2018 (the "Debentures") at a yield to maturity of 5% (or approximately $2,014 million principal amount at maturity) on March 25, 1998, which netted approximately $730 million of proceeds to the Company, and the Company borrowed approximately $1,325 million under a new bank credit facility (the "New Credit Facility"). For information regarding the Debentures and the New Credit Facility, see
Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

PRESS RELEASES RELATING TO THE COMPANY'S FIRST QUARTER 1998 RESULTS


     On March 19, 1998, the Company issued a press release stating that its net sales for the first quarter of 1998 might be lower than the range of Wall Street analysts' estimates of $285 million to $295 million, but that its net sales for the quarter were expected to exceed 1997 first quarter net sales of $253.4 million. On April 3, 1998, the Company issued a press release announcing that net sales for the first quarter of 1998 were expected to be about 5% lower than those achieved in the first quarter of 1997 and, due to the lower sales and significant one-time charges, a loss was expected for the quarter.


     On May 11, 1998, the Company announced its 1998 first quarter results and made forecasts for the remainder of 1998 and beyond. The Company reported net sales of $244.3 million for the quarter, as compared to $253.4 million in the first quarter of 1997. Before one-time charges of $36.8 million for early retirement of debt and compensation expense relating to new employment agreements with three former executives, the Company reported a net loss from continuing operations of $7.8 million in the first quarter of 1998 versus net income from continuing operations of $20.6 million in the first quarter of 1997. After one-time charges of $0.43 per share, we lost $0.52 per share in the 1998 quarter, compared with earnings per share of $0.08 in the comparable 1997 period. The Company also stated that it expected earnings per share in the range of $1.00 for 1998 and $2.00 for 1999. On June 15, 1998, the Company announced that these previously announced forecasts should not be relied upon.


     Following each of these press releases, the market price of the Company's common stock fell substantially. On October 20, 1998, we issued a press release restating operating results for fiscal years 1996 and 1997, as well as the first quarter of fiscal 1998. See "Restatement of Financial Results; Change of Auditors" below and Item 3--"Legal Proceedings."



MANAGEMENT AND BOARD CHANGES


     On June 15, 1998, the Company's board of directors removed Albert J. Dunlap as the Company's Chairman and Chief Executive Officer. Three days later, the Company terminated Russell A. Kersh as the Company's Vice Chairman and Chief Financial Officer. On June 15, 1998, the Company's board elected Peter A. Langerman as its non-executive Chairman of the board and Jerry W. Levin as its new Chief Executive Officer. Mr. Langerman, an outside director of Sunbeam since 1990, is President and Chief Executive Officer of Franklin Mutual Advisers, Inc., the investment adviser to Franklin Mutual Series Fund, Inc., which owns about 16% of the Company's common stock. Mr. Levin was Chairman and Chief Executive Officer of Coleman at the time the Company acquired its controlling interest in Coleman, and previously was the Chairman and Chief Executive Officer of Revlon, Inc., an affiliate of M&F.


     In June 1998 Mr. Levin, Howard Gittis of M&F, and Lawrence Sondike of Franklin Mutual Advisers, Inc. were elected to the Company's board. William T. Rutter resigned from the board effective July 8, 1998, and Faith Whittlesey was elected to fill the vacancy on the audit committee resulting from Mr. Rutter's resignation. Messrs. Dunlap and Kersh resigned from the board effective
August 5, 1998. In January 1999, Mr. Sondike resigned from the board and in February 1999, John H. Klein of Bi-Logix, Inc. was elected a director. In March 1999, Mr. Levin became Chairman of the board of directors, succeeding Mr. Langerman, who remains a director. See Item 4--"Executive Officers of the Registrant."


RESTATEMENT OF FINANCIAL RESULTS; CHANGE OF AUDITORS

     On June 25, 1998, the Company announced that its then independent auditors, Arthur Andersen, would not consent to the inclusion of their opinion on the Company's 1997 financial statements in a registration statement that the Company was planning to file with the SEC. On June 30, 1998, the Company announced that the audit committee of the board of directors would review the accuracy of the Company's prior financial statements and, therefore, those financial statements should not be relied upon. The Company announced that Deloitte & Touche LLP had been retained to assist the audit committee and Arthur Andersen in this review. On August 6, 1998, the Company announced that the audit committee had determined that the Company would be required to restate our financial statements for 1997, the first quarter of 1998, and possibly 1996, and that the adjustments, while not then quantified, would be material.

     On October 20, 1998, the Company announced the restatement of its financial results for a six-quarter period from the fourth quarter of 1996 through the first quarter of 1998. The Company had to restate these financial results because the previously issued financial statements generally overstated losses for 1996, overstated profits for 1997 and understated losses for the first quarter of 1998. The audit committee concluded that the Company had incorrectly recognized revenue during these periods from "bill and hold" and guaranteed sales transactions. The audit committee also concluded that some costs and allowances for sales returns, co-op advertising, customer deductions and reserves for product liability and warranty expense were not accrued or were incorrectly recorded. Finally, the audit committee concluded that various costs were incorrectly included in and charged to restructuring, asset impairment and other costs.


     On November 20, 1998, the Company announced that its audit committee had recommended, and the board of directors had approved, the appointment of Deloitte & Touche to replace Arthur Andersen as the independent auditors for fiscal year 1998. Arthur Andersen will continue to provide us with limited professional services.




SECURITIES AND EXCHANGE COMMISSION INVESTIGATION


     The staff of the Division of Enforcement of the Securities and Exchange Commission ("SEC") advised the Company in a letter dated June 17, 1998 that it was conducting an informal inquiry into the Company's accounting policies and procedures. On July 2, 1998, the SEC informed the Company that they were commencing a formal investigation of the Company. The order indicates that the SEC is investigating whether the Company, certain of its current or former officers, directors, employees and certain other persons and entities violated the federal securities laws and regulations by


     o filing or causing to be filed inaccurate reports with the SEC,


     o failing to maintain accurate books, records and accounts,


     o failing to create or maintain adequate internal accounting controls, or circumventing such controls,


     o knowingly or recklessly making false or misleading statements in reports filed with the SEC or in other public statements, or


     o making false or misleading statements to an accountant in connection with audits or examinations of our financial statements or reports filed with the SEC.


At the time the formal order of investigation was issued, the SEC also subpoenaed various documents from the Company. On November 4, 1998, the Company received another SEC subpoena requiring the production of additional documents. The Company has cooperated with the SEC and has furnished the SEC with documents they requested. The Company has, however, declined to provide the SEC with material that the Company believes is subject to the attorney-client privilege and the work product liability. The Company cannot predict how long the SEC investigation will continue or its outcome.


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


     On October 21, 1998, the Company announced that it had entered into a Memorandum of Understanding to settle, subject to court approval, certain class actions brought by shareholders of Coleman challenging the proposed Coleman Merger. Under the terms of the proposed settlement, the Company will issue to the Coleman public shareholders warrants expiring August 24, 2003 to purchase
4.98 million shares of the Company's common stock at $7.00 per share. These warrants will generally have the same terms as the warrants previously issued to M&F's subsidiary and will be issued when the Coleman Merger is consummated, which is expected to be in 1999. There can be no assurance that the court will approve the settlement proposed. See Item 3--"Legal Proceedings."

OPTIONS EXCHANGE


     In August 1998, the Company approved an exchange plan of its outstanding options held by the Company's employees to purchase shares of the Company's common stock. The exchange plan, which has been completed, provided for the outstanding options with exercise prices in excess of $10.00 per share to be valued by reference to the generally accepted Black-Scholes option pricing model, and permitted the Company's employees to exchange old options for new options having an exercise price of $7 per share and a value equivalent to the value of the old options. See Note 9 of Notes to Consolidated Financial Statements.


NEW YORK STOCK EXCHANGE LISTING

     In May 1998, the New York Stock Exchange ("NYSE") advised the Company that it did not meet their continuing listing standards because the Company did not have tangible net assets of at least $12.0 million and average annual net income of at least $0.6 million for 1995, 1996 and 1997. The Company met with NYSE officials, and in March 1999, the NYSE informed the Company that its common stock would not be de-listed at that time, although the NYSE would continue to monitor the Company's financial condition and operating performance. In April 1999, the NYSE advised Coleman that it did not meet the NYSE's continuing listing standards because Coleman did not have tangible net assets of at least $12.0 million at September 30, 1998 and an annual net income of at least
$0.6 million for fiscal year 1997, 1996 and 1995. At that time, Coleman requested the NYSE to continue to list the Coleman common stock until completion of the merger. The NYSE subsequently advised Coleman that Coleman also failed to satisfy certain non-financial continuing listing standards. The NYSE subsequently advised both the Company and Coleman that the NYSE had revised its continuing listing standards, and that the Company and Coleman are in compliance with the revised financial standards. Coleman and the NYSE have agreed upon a program whereby Coleman will correct the deficiencies in its non-financial continuing listing standards by the end of 1999. Coleman is currently complying with such program.


MATTERS INVOLVING FORMER MANAGEMENT

     In early August 1998, the Company entered into a six-month agreement with Messrs. Dunlap and Kersh in which all parties agreed not to assert claims against each other and to exchange information relating to the pending stockholder lawsuits. The Company also agreed to pay a portion of the accrued vacation and employment benefits of Messrs. Dunlap and Kersh.


     After the agreement expired, by letters dated February 9, 1999, Messrs. Dunlap and Kersh submitted demands for arbitration to the American Arbitration Association alleging that the Company terminated their employment without cause. Messrs. Dunlap and Kersh are seeking lump sum payments of about $5,250,000 and $2,296,875, respectively. Messrs. Dunlap and Kersh also are seeking:


     o amounts for accrued but unused vacation;

     o amounts in respect of certain benefit plans;

     o a ruling that their options to acquire shares of the Company's common stock are fully vested and that they will receive the economic equivalent of their participation in the Company's program for repricing of options; and


     o in the case of Mr. Kersh, more than $3 million, including tax gross-ups, with respect to his restricted stock.


     The Company is vigorously contesting the claims of Messrs. Dunlap and Kersh. To date, the Company has not made any severance payments to either of Messrs. Dunlap or Kersh. See Item 3--"Legal Proceedings."

ITEM 2. PROPERTIES


     The Company's principal properties as of December 31, 1998 are as follows:


                                                                                              SQUARE        OWNED/
BUILDING LOCATION            PRINCIPAL USE                                                    FOOTAGE       LEASED
---------------------------  -------------------------------------------------------------   ---------    ----------
UNITED STATES
Aurora, IL                   First Alert offices, manufacture of fire extinguishers.......     236,000        Leased(1)
Boca Raton, FL               Corporate headquarters.......................................     100,626        Leased
Bridgeview, IL               Offices and manufacture of scales............................     157,000         Owned
Glenwillow, OH               Manufacture of Mr. Coffee products, distribution warehouse
                               and offices................................................     458,000        Leased
Hattiesburg, MS              Manufacture of molded plastic parts, humidifiers, vaporizers,
                               warehouse/distribution, and offices........................     725,000         Owned
Haverhill, MA                Office and warehouse/distribution............................     111,750        Leased
Kearney, NE                  Manufacture/assembly of portable generators; office and
                               warehouse..................................................     155,000        Leased(1)
Lake City, SC                Manufacture of sleeping bags.................................     168,000         Owned
Maize, KS                    Manufacture of propane cylinders and machined parts..........     232,760        Leased
McMinnville, TN              Manufacture of clippers, trimmers and blades.................     169,400        Leased
Neosho, MO                   Manufacture of outdoor barbecue grills.......................     669,700         Owned
New Braunfels, TX            Manufacture of insulated coolers and other plastic
                               products...................................................     338,000         Owned
Pocola, OK                   Manufacture of outdoor folding furniture and
                               warehouse..................................................     186,000         Owned
Springfield, MN              Manufacture of air compressors...............................     166,000         Owned
Waynesboro, MS               Manufacture of electric blankets.............................     853,714        Leased
Wichita, KS                  Manufacture of lanterns and stoves and insulated coolers and jugs; research and development and design operations;
                               office and warehouse.......................................   1,197,000         Owned
Morovis and Orocovis,        Manufacture of daypacks, sports bags, and related products;
  Puerto Rico                  office and warehouse.......................................     110,000        Leased
INTERNATIONAL
Acuna, Mexico                Manufacture of appliances....................................     110,000         Owned
Barquisimeto, Venezuela      Manufacture of appliances....................................      75,686         Owned
Brussels, Belgium            European headquarters........................................      14,721        Leased
Centenaro di Lonato, Italy   Manufacture of butane lanterns, stoves, heaters and grills;
                               office and warehouse.......................................      77,000         Owned
Juarez, Mexico               Manufacture of smoke and carbon monoxide detectors...........     109,000        Leased
Matamoros, Mexico            Manufacture of controls......................................      91,542         Owned
Mississauga, Canada          Sales and distribution office................................      19,891        Leased
St. Genis Laval, France      Manufacture of lanterns and stoves, filling of gas cylinders, and assembly of grills; office and
                               warehouse..................................................   2,070,000         Owned(2)
Tlalnepantla, Mexico         Manufacture of appliances....................................     297,927         Owned


------------------
(1) The owned facilities at Kearney, Nebraska reside on land leased under three leases that expire in 2007 with options to extend each for three additional ten-year periods.


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

ITEM 3. LEGAL PROCEEDINGS


     The information included in this item is as of May 11, 1999.



Litigation


     On April 23, 1998, two class action lawsuits were filed on behalf of purchasers of the Company's common stock in the U.S. District Court for the Southern District of Florida against the Company and some of its present and former directors and former officers alleging violations of the federal securities laws as discussed below. After that date, approximately fifteen similar class actions were filed in the same Court. One of the lawsuits also named as defendant Arthur Andersen LLP, the Company's independent accountants for the period covered by the lawsuit.


     On June 16, 1998, the Court entered an Order consolidating all these suits and all similar class actions subsequently filed (collectively, the "Consolidated Federal Actions") and providing time periods for the filing of a consolidated amended complaint and defendants' response thereto. On June 22, 1998, two groups of plaintiffs made motions to be appointed lead plaintiffs and to have their selection of counsel approved as lead counsel. On July 20, 1998, the Court entered an Order appointing lead plaintiffs and lead counsel. This Order also stated that it "shall apply to all subsequently filed actions which are consolidated herewith." On August 28, 1998, plaintiffs in one of the subsequently filed actions filed an objection to having their action consolidated pursuant to the June 16, 1998 Order, arguing that the class period in their action differs from the class periods in the originally filed consolidated actions. On December 9, 1998, the Court entered an Order overruling plaintiffs' objections and affirming its prior Order appointing lead plaintiffs and lead counsel.


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


     On April 7, 1998, a purported derivative action was filed in the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against the Company and some of its present and former directors and former officers. The action alleged that the individual defendants breached their fiduciary duties and wasted corporate assets when the Company granted stock options at an exercise price of $36.85 to three of its officers and directors (who were subsequently terminated) on or about February 2, 1998. On June 25, 1998, all defendants filed a motion to dismiss the complaint for failure to make a presuit demand on Sunbeam's board of directors. On October 22, 1998, the plaintiff amended the complaint against all but one of the defendants named in the original complaint. On February 19, 1999, plaintiffs filed a second amended derivative complaint nominally on behalf of Sunbeam against some of its present and former directors and former officers and Arthur Andersen LLP. The second amended complaint alleges, among other things, that Messrs. Dunlap and Kersh (the Company's former Chairman and Chief Executive Officer and Chief Financial Officer, respectively) caused Sunbeam to employ fraudulent accounting procedures in order to enable them to secure new employment contracts, and seeks an award of damages and other declaratory and equitable relief. The plaintiff has agreed that defendants need not respond to the second amended complaint until May 14, 1999. As described below, the Company and the plaintiffs have moved the Court for injunctive relief against Messrs. Dunlap and Kersh with respect to the arbitration action brought by them.

     On June 25, 1998, four purported class actions were filed in the Court of Chancery of the State of Delaware in New Castle County by minority shareholders of Coleman against Coleman, the Company and some of the Company's and Coleman's present and former officers and directors. An additional class action was filed on August 10, 1998, against the same parties. The complaints in these class actions allege, in essence, that the existing exchange ratio for the proposed Coleman merger is no longer fair to Coleman's minority shareholders as a result of the decline in the market value of the common stock. On October 21, 1998, the Company announced that it had entered into a Memorandum of Understanding to settle, subject to court approval, the class actions. Under the terms of the proposed settlement, if approved by the court the Company will issue to the Coleman minority shareholders, and plaintiff's counsel in this action, warrants to purchase up to approximately 4.98 million shares of the Company's common stock at a cash exercise price of $7 per share, subject to certain anti-dilution provisions. These warrants will generally have the same terms as the warrants issued to an affiliate of M&F (see Note 2) and will be issued when the Coleman merger is consummated, which is now expected to be during the second half of 1999. There can be no assurance that the Court will approve the settlement as proposed.


     During the months of August and October 1998, purported class action and derivative lawsuits were filed in the Court of Chancery of the State of Delaware in New Castle County and in the U.S. District Court for the Southern District of Florida by shareholders of the Company against the Company, M&F and certain of the Company's present and former directors. These complaints allege that the defendants breached their fiduciary duties when the Company entered into a settlement agreement whereby M&F and its affiliates released the Company from certain claims they may have had arising out of the Company's acquisition of M&F's interest in Coleman, and M&F agreed to provide management support to the Company. Under the settlement agreement, M&F was granted a warrant expiring August 24, 2003 to purchase up to an additional 23 million shares of Sunbeam's common stock at an exercise price of $7 per share, subject to certain anti-dilution provisions. The plaintiffs have requested an injunction against issuance of stock to M&F pursuant to exercise of the warrants and unspecified money damages. These complaints also allege that the rights of the public shareholders have been compromised, as the settlement would normally require shareholders' approval under the rules and regulations of the New York Stock Exchange ("NYSE"). The Audit Committee of the Company's board of directors determined that obtaining such shareholders' approval would have seriously jeopardized the financial viability of the Company, which is an allowable exception to the NYSE shareholders' approval requirements. By Order of the Court of Chancery dated January 7, 1999, the derivative actions filed in that Court were consolidated and the Company has moved to dismiss such action. The action filed in the U.S. District Court for the Southern District of Florida has been dismissed.


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


     On February 9, 1999, Messrs. Dunlap and Kersh filed with the American Arbitration Association demands for arbitration of claims under their respective employment agreements with Sunbeam. Messrs. Dunlap and Kersh are requesting a finding by the arbitrator that they were terminated by the Company without cause and should be awarded the corresponding benefits set forth in their respective employment agreements. On March 12, 1999, Sunbeam asked the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida to issue an injunction prohibiting Messrs. Dunlap and Kersh from pursuing their arbitration proceedings against Sunbeam on the ground that the simultaneous litigation of the April 7, 1998 action and these arbitration proceedings would subject Sunbeam to the threat of inconsistent adjudications with respect to certain rights to compensation asserted by Messrs. Dunlap and Kersh. On March 19, 1999, the plaintiff in the April 7, 1998 action discussed above moved for a similar injunction on the ground that the arbitration proceedings threatened irreparable harm to Sunbeam and its shareholders. On March 26, 1999, Messrs., Dunlap and Kersh filed a response in opposition to the motions for injunctive relief. A hearing on the motions for injunctive relief has been held and, as a result of Sunbeam's motion for preliminary injunction, administration of the arbitrations has been suspended until May 10, 1999.


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


     Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs, and other significant factors which vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. As of December 31, 1998 Sunbeam had established accruals for litigation matters of $31.2 million (representing $17.5 million and $13.7 million for estimated damages or settlement amounts and legal fees, respectively) and $9.9 million as of December 28, 1997 (representing $3.0 million and $6.9 million for estimated damages or settlement amounts and legal fees, respectively). It is anticipated that the $31.2 million accrual will be paid as follows: $22.4 million in 1999, $7.5 million in 2000, and $1.3 million in 2001. The Company believes, based on information known at December 31, 1998, that anticipated probable costs of litigation matters existing as of December 31, 1998 have been adequately reserved to the extent determinable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     During the quarter ended December 31, 1998, there were no matters submitted to a vote of the Company's security holders.


                      EXECUTIVE OFFICERS OF THE REGISTRANT


     As of May 11, 1999, the executive officers of the Company are as follows:


NAME                                              AGE                      POSITION
-----------------------------------------------   ---   -----------------------------------------------
Jerry W. Levin.................................   55    Chairman of the Board, President, Chief
                                                        Executive Officer and Director
Paul E. Shapiro................................   58    Executive Vice President and Chief
                                                        Administrative Officer
Bobby G. Jenkins...............................   37    Executive Vice President and Chief Financial
                                                        Officer
Karen K. Clark.................................   38    Senior Vice President, Finance
Janet G. Kelley................................   46    Senior Vice President and General Counsel
Jack D. Hall...................................   55    President, International


     Jerry W. Levin was appointed Chief Executive Officer, President and a director of Sunbeam in June of 1998 and was elected as Chairman of the Sunbeam board of directors on March 29, 1999. Mr. Levin has served as Chairman of the Board and Chief Executive Officer of Coleman since August 1998 and as Chief Executive Officer of Coleman from June 1998 to August 1998. Mr. Levin previously held the position of Chairman and Chief Executive Officer of Coleman from February 1997 until March 1998. Mr. Levin was also the Chairman of Coleman from 1989 to 1991. Mr. Levin was Chairman of Revlon, Inc. from November 1995 until June 1998, Chief Executive Officer of Revlon, Inc. from 1992 until January 1997, and President of Revlon, Inc. from 1991 to 1995. Mr. Levin has been Executive Vice President of MacAndrews & Forbes since March 1989. For 15 years prior to joining MacAndrews & Forbes, Mr. Levin held various senior executive positions with the Pillsbury Company. Mr. Levin is also a member of the boards of directors of Revlon, Inc.; Ecolab, Inc.; and U.S. Bancorp. For a description of arrangements entered into by Sunbeam and MacAndrews & Forbes relating to the appointment of Mr. Levin as an officer of Sunbeam, see "--Other Transactions--Services Provided by MacAndrews & Forbes."


     Paul E. Shapiro joined Sunbeam as Executive Vice President and Chief Administrative Officer in June 1998. Mr. Shapiro was also appointed Executive Vice President and Chief Administrative Officer and a director of Coleman on June 19, 1998. Mr. Shapiro previously held the position of Executive Vice President and General Counsel of Coleman from July 1997 until March 1998. Before joining Coleman, he was Executive Vice President, General Counsel and Chief Administrative Officer of Marvel Entertainment Group, Inc. Marvel and several of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in 1996; Mr. Shapiro served as an executive officer of Marvel at the time of such filing. He had previously spent over 25 years in private law practice and as a business executive, most recently as a shareholder in the law firm of Greenberg Traurig. Mr. Shapiro is also a member of the board of directors of Toll Brothers, Inc. For a description of arrangements entered into by Sunbeam and MacAndrews & Forbes relating to the appointment of Mr. Shapiro as an officer of Sunbeam, see "--Other Transactions--Services Provided by MacAndrews & Forbes."


     Bobby G. Jenkins joined Sunbeam as Executive Vice President and Chief Financial Officer in June 1998. Mr. Jenkins also serves as Executive Vice President of Coleman. He was appointed to that position in August 1998.
Mr. Jenkins was Chief Financial Officer of Coleman's Outdoor Recreation division from September 1997 to May 1998. Mr. Jenkins was Executive Vice President and Chief Financial Officer of Marvel from December 1993 through June 1997.
Mr. Jenkins served as an executive officer of Marvel at the time of the 1996 Chapter 11 filings of Marvel and several of its subsidiaries. Mr. Jenkins was Assistant Vice President of Finance at Turner Broadcasting System from August 1992 to November 1993. Prior to that, Mr. Jenkins was with Price
Waterhouse LLP, last serving as Senior Audit Manager. For a description of arrangements entered into by Sunbeam and MacAndrews & Forbes relating to the appointment of Mr. Jenkins as an officer of Sunbeam, see "--Other Transactions--Services Provided by MacAndrews & Forbes."

     Karen K. Clark joined Sunbeam in April of 1998 as Vice President, Operations Finance and served as Vice President, Finance from June 1998 until her appointment as Senior Vice President, Finance in April 1999. Ms. Clark also serves as Vice President, Finance of Coleman, a position she has held since 1997. She was Corporate Controller for Precision Castparts Corp. from 1994 to 1997 and prior to that held various positions in public accounting and industry.


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


     Jack D. Hall joined Sunbeam in October 1998 as President, International. Prior to joining Sunbeam, Mr. Hall held various positions with Revlon, Inc., most recently serving as Executive Vice President, Worldwide Sales and Marketing Development. Prior to joining Revlon, he spent six years with International Playtex Inc. in a variety of sales positions.


                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS


     Sunbeam's common stock has been listed for trading on the New York Stock Exchange under the symbol "SOC" since August 19, 1992. The following table provides the high and low sales prices of the common stock for the quarters indicated as reported on the NYSE Composite Transactions Tape.


                                                                                       PRICE RANGE
                                                                                           OF
                                                                                         COMMON
                                                                                          STOCK        DIVIDENDS
                                                                                       -----------        PER
                                                                                       HIGH    LOW    COMMON SHARE
                                                                                       ----    ---    ------------
Year Ended December 31, 1997
  First Quarter.....................................................................   $34 1/2 $24 5/8    $ 0.01
  Second Quarter....................................................................    40 3/4 30          0.01
  Third Quarter.....................................................................    45 3/4 35 3/8      0.01
  Fourth Quarter....................................................................    50 7/16 37         0.01

Year Ended December 31, 1998
  First Quarter.....................................................................   $53     $35 7/16    $ 0.01
  Second Quarter....................................................................    45 9/16  8 3/16        --
  Third Quarter.....................................................................    10 3/8  5 1/8        --
  Fourth Quarter....................................................................     7 5/16  4 5/8        --
Year Ending December 31, 1999
  First Quarter.....................................................................   $ 7 1/2 $5 1/2        --
  Second Quarter through April 30, 1999.............................................     5 3/4  5 1/8        --


     As of April 21, 1999, there were approximately 4,569 holders of record of shares of common stock.


     Sunbeam stopped paying dividends on its common stock after the first quarter of 1998 and has no intention of paying dividends in the foreseeable future. Moreover, Sunbeam's bank credit facility, as amended in April 1999, prohibits the payment of cash dividends.


     See Item 1--"Significant 1998 Financial and Business Developments--New York Stock Exchange Listing."


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


Albert J. Dunlap.............................................   3,750,000
Russell A. Kersh.............................................   1,125,000
David C. Fannin..............................................     750,000


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


     The Company and Messrs. Dunlap and Kersh are currently engaged in disputes with respect to the obligations of the Company under their respective employment agreements, including the status of the foregoing option and stock grants. See
Item 3--"Legal Proceedings."


     On March 25, 1998, the Company sold approximately $2,014 million aggregate principal amount of Debentures to the sole initial purchaser, Morgan Stanley & Co. Incorporated, pursuant to Section 4(2) under the Securities Act of 1933. The Debentures were then resold to qualified institutional buyers in reliance on Rule 144A under the Securities Act and a limited number of "institutional accredited investors" as defined in Rule 501(A)(1), (2), (3) or (7) under the Securities Act. Sunbeam sold the Debentures for $750.0 million. The underwriting discounts and commissions totaled $20.4 million. See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."


     On March 30, 1998, the Company acquired from an affiliate of M&F indirect beneficial ownership of 44,067,520 shares of common stock of Coleman, or approximately 81% (79% after the exercise of certain stock options immediately after the acquisition) of the then outstanding shares of Coleman common stock, for 14,099,749 shares of Sunbeam common stock, in addition to approximately $160 million in cash. In addition, the Company assumed approximately
$1,016 million of debt. Sunbeam issued these shares to the M&F affiliate pursuant to Section 4(2) of the Securities Act. See Item 1--"Significant 1998 Financial and Business Developments--The 1998 Acquisitions."


     On August 12, 1998, the Company announced that it had entered into a settlement agreement with an affiliate of M&F, pursuant to which Sunbeam was released from certain threatened claims of M&F and its affiliates arising from the acquisition of Coleman and M&F agreed to provide certain management personnel and assistance to Sunbeam in exchange for the issuance to the M&F affiliate of a warrant expiring August 24, 2003 to purchase up to 23 million shares of Sunbeam common stock at a cash exercise price of $7 per share, subject to antidilution provisions. The issuance of the warrant was made in accordance with Section 4(2) of the Securities Act. See Item 1--"Significant 1998 Financial and Business Developments--Settlement of Coleman--Related Claims."

ITEM 6. SELECTED FINANCIAL DATA


     The following is a summary of certain financial information relating to the Company. The summary should be read in conjunction with the Consolidated Financial Statements of the Company. All amounts in the table are expressed in millions, except per share data.


                                                                         FISCAL YEARS ENDED
                                             ---------------------------------------------------------------------------
                                             DECEMBER 31,    DECEMBER 28,    DECEMBER 29,    DECEMBER 31,    JANUARY 1,
                                             1998 (1)(2)      1997 (3)        1996 (4)          1995            1995
                                             ------------    ------------    ------------    ------------    -----------
STATEMENT OF OPERATIONS DATA:
Net sales.................................     $1,836.9        $1,073.1        $  984.2        $1,016.9       $ 1,044.3
Cost of goods sold........................      1,788.8           831.0           896.9           809.1           764.4
Selling, general and administrative
  expense.................................        718.1           152.6           221.7           137.5           128.9
Restructuring and asset impairment
  (benefit) charges.......................           --           (14.6)          110.1              --              --
                                               --------        --------        --------        --------       ---------
Operating (loss) earnings.................     $ (670.0)       $  104.1        $ (244.5)       $   70.3       $   151.0
                                               --------        --------        --------        --------       ---------
                                               --------        --------        --------        --------       ---------
(Loss) earnings from continuing operations
  before extraordinary charge.............     $ (775.5)       $   52.3        $ (170.2)       $   37.6       $    85.3
Earnings from discontinued operations, net
  of taxes (5)............................           --              --             0.8            12.9            21.7
Loss on sale of discontinued operations,
  net of taxes (5)........................           --           (14.0)          (39.1)             --              --
Extraordinary charge from early
  extinguishments of debt.................       (122.4)             --              --              --              --
                                               --------        --------        --------        --------       ---------
Net (loss) earnings.......................     $ (897.9)       $   38.3        $ (208.5)       $   50.5       $   107.0
                                               --------        --------        --------        --------       ---------
                                               --------        --------        --------        --------       ---------
PER SHARE DATA:
Weighted average common shares
  outstanding:
  Basic...................................         97.1            84.9            82.9            81.6            82.6
  Diluted.................................         97.1            87.5            82.9            82.8            82.6
(Loss) earnings per share from continuing
  operations before extraordinary charge:
  Basic...................................     $  (7.99)       $   0.62        $  (2.05)       $   0.46       $    1.03
  Diluted.................................        (7.99)           0.60           (2.05)           0.45            1.03
Net (loss) earnings per share:
  Basic...................................        (9.25)           0.45           (2.51)           0.62            1.30
  Diluted.................................        (9.25)           0.44           (2.51)           0.61            1.30
Cash dividends declared per share.........         0.01            0.04            0.04            0.04            0.04
BALANCE SHEET DATA (AT PERIOD END):
Working capital...........................        488.5           369.1           359.9           411.7           294.8
Total assets..............................      3,405.5         1,058.9         1,059.4         1,158.7         1,008.9
Long-term debt............................      2,142.4           194.6           201.1           161.6           124.0
Shareholders' equity......................        260.4           472.1           415.0           601.0           454.7


------------------
(1) On March 30, 1998, the Company acquired approximately 81% of the then outstanding shares of common stock of Coleman. On April 6, 1998, the Company completed the cash acquisitions of First Alert and Signature Brands. The acquisitions were accounted for under the purchase method of accounting and, accordingly, the financial position and results of operations of each acquired entity is included in the Consolidated Financial Statements from the respective dates of acquisition.


(2) Includes charges of $70.0 million related to the issuance of warrants, $62.5 million related to the write-off of goodwill, $122.4 million related to the early extinguishments of debt, $39.4 million related to fixed asset impairments, $30.7 million of compensation expense recorded in connection with new employment agreements with the Company's former Chairman and Chief Executive Officer and two other former


                                              (Footnotes continued on next page)

(Footnotes continued from previous page) senior officers and $95.8 million related to excess and obsolete inventory reserves. See Notes 2, 3, 8, 11 and 17 of Notes to Consolidated Financial Statements.


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




1998 ACQUISITIONS.


     On March 30, 1998, the Company, through a wholly-owned subsidiary, acquired approximately 81% of the outstanding shares of common stock of Coleman from a subsidiary of M&F in exchange for 14,099,749 shares of the Company's common stock and approximately $160 million in cash. In addition, the Company assumed approximately $1,016 million in debt. Immediately afterwards, as a result of the exercise of Coleman employee stock options, the Company's indirect beneficial ownership of Coleman decreased to approximately 79%. The Company's agreement for the acquisition of the remaining publicly held Coleman shares in a merger transaction provides that the remaining Coleman shareholders will receive:


     o approximately 6.7 million shares of Sunbeam common stock--0.5677 of a share for each outstanding Coleman share; and


     o approximately $87 million in cash--$6.44 for each outstanding Coleman share and cash outs of unexercised Coleman employee stock options equal to the difference between $27.50 per share and the exercise price of the options.


The Company expects to complete the Coleman merger during the second half of 1999, although there can be no assurance that the merger will occur during that time. See Notes 2 and 15 of Notes to Consolidated Financial Statements and
Item 1--"Significant 1998 Financial and Business Developments--Settlement of Coleman-Related Claims" for information regarding the settlement of claims relating to the Coleman acquisition, the terms of which provide for the issuance at the time of the merger of warrants to purchase up to approximately 4.98 million shares of the Company's common stock at $7 per share.


     On April 6, 1998, the Company completed the cash acquisitions of First Alert, a leading manufacturer of smoke and carbon monoxide detectors, and Signature Brands, a leading manufacturer of consumer and professional products. The First Alert and the Signature Brands acquisitions were valued at approximately $182 million, including $133 million of cash and $49 million of assumed debt, and $255 million, reflecting cash paid, including the required retirement or defeasance of debt, respectively.


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

FISCAL YEAR

     To standardize the fiscal period ends of the Company and the acquired entities, effective with its 1998 fiscal year, the Company has changed its fiscal year end from the Sunday nearest December 31 to a calendar year. See
Note 1 of Notes to Consolidated Financial Statements.


ASSET IMPAIRMENT AND OTHER CHARGES

  Goodwill

     When changes in circumstances indicate that the carrying value of goodwill may not be recoverable, the Company estimates future cash flows using the recoverability method--undiscounted future cash flows and including related interest charges--as a basis for recording any impairment loss. An impairment loss is then recorded to adjust the carrying value of goodwill to the recoverable amount. The impairment loss taken is no greater than the amount by which the carrying value of the net assets of the business exceeds its fair value. Due to First Alert's financial performance in 1998 and its prospects for 1999 and beyond, the Company determined that the goodwill relating to this acquisition was impaired. Accordingly, based on its determination of fair value, the Company has written off the net carrying value of goodwill of $62.5 million in the fourth quarter of 1998.


  Fixed Asset Impairment and Excess and Obsolete Inventory Reserves

     In the second quarter of 1998, the Company decided to outsource or discontinue a substantial number of products--principally breadmakers, toasters and certain other appliances, air and water filtration products and the elimination of certain stock keeping units (SKU's) within existing product lines, primarily relating to appliances, grills and grill accessories--previously made by the Company, resulting in some facilities and equipment that will either no longer be used or will be utilized in a significantly different manner. Accordingly, a charge of $29.6 million was recorded in Cost of Goods Sold to write some of these assets down to their estimated fair market value. Approximately 80% of this charge related to machinery, equipment and tooling at the Company's Mexico City and Hattiesburg, Mississippi manufacturing plants, the estimated fair value for which was derived through an auction process. The remainder of this charge related to tooling and equipment at various other facilities, which either had a nominal value or the fair market value of which was derived through an auction process. These assets were taken out of service at the time of the write-down and consequently were not depreciated further after the write-down. The net carrying value of these assets after the write-down approximated $2.2 million and these assets are expected to be disposed of by September 30, 1999. Depreciation expense associated with these assets approximated $2.6 million in 1998, $4.2 million in 1997 and $3.5 million in 1996.


     Personnel at the Mexico City facility were notified in the second quarter of 1998 that the plant was scheduled for closure at year-end 1998; accordingly, at that time a liability of $1.8 million was recorded in Cost of Goods Sold primarily for employee severance. The employee severance was related to approximately 1,200 positions of which approximately 1,100 were terminated, and $1.4 million paid in severance, as of December 31, 1998. Substantially all of the remaining positions are expected to be eliminated and severance payments made by July 31, 1999. In the third quarter of 1998, the Company recorded in Cost of Goods Sold an additional provision for impairment of fixed assets of $3.1 million in an acquired entity relating to assets taken out of service for which there was no remaining value. The asset impairment resulted from management's decision, during the third quarter, to discontinue certain SKU's within product lines, principally generators, compressors and propane cylinders. These fixed assets were taken out of service at the time of the write-down and consequently were not depreciated further after the write-down. Depreciation expense associated with these assets approximated $0.8 million in 1998. In the fourth quarter of 1998, the Company recorded a $7.1 million charge as a result of management's decision, during the fourth quarter, to outsource the production of some appliances (principally irons). This charge to Cost of Goods Sold primarily consists of a provision for certain tooling and equipment
($6.7 million) and severance and related benefits ($0.4 million). This tooling and equipment, which had no remaining value, was written off and depreciation of this equipment was discontinued at the time of the write-down. Depreciation expense associated with these assets approximated $2.4 million in 1998, $2.3 million in 1997 and $0.9 million in 1996. The severance costs related to approximately 45 production employees, none of whom were terminated as of December 31, 1998. It is anticipated that these employees' positions will be eliminated and the severance obligation paid by September 30, 1999.


     During 1997 and the first half of 1998, the Company built inventories in anticipation of 1998 sales volumes which did not materialize. As a result, it has been and will continue to be necessary to dispose of some portions of excess inventories at amounts less than cost. Accordingly, during 1998, when it became evident that the anticipated sales volumes would not materialize, the Company recorded $58.2 million in charges (of which $46.4 million, $2.2 million and $9.6 million, were recorded during the second, third and fourth quarters, respectively) to properly state this inventory at the lower-of-cost-or-market. This inventory primarily related to some appliances, grills and grill accessories. The Company also recorded a charge of $11.0 million during the second quarter for excess inventories for raw materials and work in process which will not be used due to outsourcing the production of breadmakers, toasters and some other appliances. In addition, during 1998, the Company made the decision to exit some product lines, primarily air and water filtration products, and to eliminate some SKU's within existing product lines, primarily relating to appliances, grills and grill accessories. As a result of this decision, a $26.6 million charge was recorded during the second quarter to properly state this inventory at the lower-of-cost-or-market. Total charges for excess inventories recorded at the lower-of-cost-or-market, based upon management's best estimate of net realizable value, amounted to approximately $95.8 million at December 31, 1998. See Note 12 of Notes to Consolidated Financial Statements for asset impairment and other charges recorded in conjunction with a 1996 restructuring plan.


RESTATEMENTS

     On June 30, 1998, the Company announced that the audit committee of its board of directors was initiating a review into the accuracy of the Company's prior financial statements. The audit committee's review has since been completed and, as a result of its findings, the Company has restated its previously issued consolidated financial statements for 1996 and 1997 and the first quarter of 1998. Based upon the review, it was determined that some revenue had been inappropriately recognized, some costs and allowances had not been accrued or were improperly recorded, and some costs were inappropriately included in, and subsequently charged to, restructuring, asset impairment and other costs within the Consolidated Statement of Operations for the years ended December 29, 1996 and December 28, 1997 and the three months ended March 31, 1998. The financial statements for the years ended December 28, 1997 and December 29, 1996 were restated, audited and filed on Form 10-K/A with the SEC on November 9, 1998. The accompanying Consolidated Financial Statements present the restated results.


     In connection with the restatements referred to above, Arthur Andersen advised Sunbeam that it believed there were material weaknesses in Sunbeam's internal controls. In order to address these material weaknesses, Sunbeam has increased the number of senior financial personnel and has implemented comprehensive review procedures of operating and financial information. Additionally, as explained in more detail under "--Year 2000 Readiness Disclosure" within Item 7, the Company is in the process of significantly enhancing its operating systems. The Company anticipates that its systems enhancements will be completed in 1999.



YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 28, 1997


     Results of operations for the year ended December 31, 1998 include the results of Coleman from March 30, 1998 and of Signature Brands and First Alert from April 6, 1998, the respective dates of the acquisitions. The acquired companies generated net sales of $1,009.0 million from the acquisition dates noted above through December 31, 1998, with corresponding gross margin of $205.1 million, or 20% of sales. SG&A costs recorded by the acquired companies were $329.9 million in the period, yielding an operating loss of $124.8 million.


     For the acquired companies, net sales from the dates of the acquisitions through fiscal year-end were approximately $152 million lower than the same period in the prior year. This decline was caused by lower net sales at Coleman ($81.5 million), Signature Brands ($31.2 million) and First Alert
($39.2 million). Excluding the effects of Coleman's sale of its safety and security business in March 1998 and the discontinuation of its pressure washer business during 1997, Coleman's 1998 sales would have been approximately
$4 million lower than in 1997. The Company believes that Signature Brands' decline, primarily in its coffee and tea products, resulted largely from lost distribution and insufficient attention to the business during part of 1998. The Company believes that all of the acquired businesses were, to some extent, impacted by the disruption that arose from the integration with the Company and the related management changes, both at the acquired companies and at the Company. First Alert's sales decline related predominantly to increased inventory positions in the domestic channel in 1997 as compared to 1998 with the remaining decrease primarily related to more favorable weather conditions in the fourth quarter of 1997 as compared to the same period in 1998 which affected consumer shopping patterns. Excluding the effects from purchase accounting and the write-off of First Alert's goodwill, as discussed in Note 2 of Notes to Consolidated Financial Statements, operating profit for these three companies declined by approximately $45 million since the acquisitions in 1998 as compared to the same period in the prior year, resulting primarily from lower net sales. Although there can be no assurance, management anticipates that results from the acquired companies will significantly improve during 1999 due to, among other things, the absence of the factors causing disruption and insufficient focus at these three companies during 1998.


     Consolidated net sales for the year ended December 31, 1998 were $1,836.9 million, an increase of $763.8 million versus the year ended December 28, 1997. After excluding:

     o $1,009.0 million of sales generated by the acquired companies;


     o $5.5 million of sales in 1998 resulting from the change in fiscal year end, as described in Note 1 to the Consolidated Financial Statements;

     o $12.7 million in 1998 and $31.3 million in 1997 from sales of excess or discontinued inventory for which the inventory carrying value was substantially equivalent to the sales value;

     o $4.2 million from 1997 sales relating to divested product lines which are not classified as discontinued operations--time and temperature products and Counselor and Borg branded scales; and

     o a $5.4 million benefit in 1997 from the reduction of cooperative advertising accruals no longer required (cooperative advertising costs are recorded as deductions in determining net sales);

net sales on an adjusted basis ("Adjusted Sales") of $809.7 million in 1998 decreased approximately 22% from Adjusted Sales of $1,032.2 million in 1997. Product sales were adversely impacted by a number of factors, with the largest being changes in retail inventory levels from channel loading which took place in 1997. Sunbeam believes the year-to-year effect of these inventory reductions amounted to over $100 million. Additionally, losses in distribution of outdoor cooking products estimated at approximately $60 million, the estimated effect of price discounting on appliance and grill products of approximately $14 million, and estimated higher provisions for customer returns and allowances of approximately $30 million contributed to the lower sales in 1998. The increase in customer returns and allowances resulted from:


     o increased returns of approximately $16 million principally resulting from channel loading and other aggressive sales practices (estimated at approximately $9 million) which began in the fourth quarter of 1997 and continued in the first quarter of 1998, a blanket recall ($3.0 million) and the discontinuance of certain product lines (approximately
       $4 million) principally air and water products; and


     o additional customer allowances of approximately $14 million primarily to induce sales during the first quarter of 1998.



The remaining sales decline was due in part to exiting some product SKU's.


     Domestic Adjusted Sales declined approximately 21% or $170 million from 1997. The Company believes more than half of the sales decline was due to increased retail inventory levels in 1997 versus decreased inventory positions at customers in 1998. Excluding this effect, sales were still lower than the prior year throughout the business, with the most significant decline occurring in outdoor cooking products sales. During 1997, the Company lost a significant portion of its outdoor cooking products distribution, including the majority of its grill parts and accessories products distribution. The outdoor cooking products sales decline was attributable predominantly to this lost distribution and to price discounting. The majority of the remaining sales decline was due to higher provisions for customer returns and allowances.


     International Adjusted Sales, which represented 22% of Adjusted Sales for 1998, decreased approximately 24% compared with the International Adjusted Sales for the same period a year ago. The Company believes this sales decline was primarily attributable to decreasing customer inventory levels as compared with the prior year. Sales were also adversely impacted by a decision to stop selling to some export distributors in Latin America and by poor economic conditions in that region. In addition, lost distribution in Canada contributed to the sales decline from the prior year.

     Excluding the effects of:

     o the gross margin generated from the inclusion of the acquired companies' operations in the period of $205.1 million;


     o $0.8 million from the impact of the change in fiscal year-end;

     o $128.4 million in 1998 in charges recorded in the second and fourth quarters related to excess inventory and fixed assets impairments;

     o $15.8 million from the benefit in 1997 from the reversal of reserves no longer required, including $5.4 million of cooperative advertising accruals; and

     o a $2.8 million benefit recorded in the second quarter of 1997 resulting from capitalizing some manufacturing supplies inventories which were previously expensed;

there was a negative gross margin of $29.4 million for 1998 versus a gross margin of $223.5 million for 1997. This reduction in gross margin was principally attributable to the following:


     o approximately $145 million related to lower sales volume and unfavorable manufacturing efficiencies resulting from lower production levels associated with the lower sales volumes and high inventory levels in 1998;


     o approximately $65 million related to lower price realization, higher costs of customer returns and allowances, and adverse sales mix in 1998;


     o approximately $12 million related to higher costs in 1998 associated with warranty, of which $3.0 million related to a blanket recall, with the remaining increase attributable to increased provisions in response to higher overall warranty expense experience; and


     o approximately $20 million related to unfavorable inventory adjustments, of which the most significant single factor was physical inventory adjustments in the domestic business.


     Adverse product sales mix was due in part to the loss of a majority of the grill accessory products distribution as accessories generate significantly better margins than the average margins on sales of most of the Company's other products.


     Excluding the effects of the following, SG&A expenses were approximately $254 million in 1998, approximately $105 million, or 70%, higher than in 1997:


     o $329.9 million of SG&A charges in the acquired companies, including the $62.5 million goodwill write-off related to First Alert;


     o $70.0 million recorded in the third quarter of 1998 related to the issuance of a warrant to a subsidiary of MacAndrews & Forbes, as discussed below;


     o $2.3 million of SG&A expense in 1998 from the change in the fiscal period;

     o a $3.0 million benefit in 1998 and a $12.1 million benefit in 1997 from the reversal of reserves no longer required. The 1998 benefit consists of a $3.0 million reversal in the first quarter of 1998 of environmental reserves which are no longer required as a result of a favorable development at a remediation site. The 1997 benefit consists primarily of a $8.1 million reversal of litigation reserves, established in 1996, which were no longer required in the fourth quarter of 1997 due to a favorable settlement during 1997. The remaining $4.0 million 1997 benefit consists of reversals of other accruals primarily relating to consulting fees, health insurance and advertising. For further information see
       Note 17 of Notes to Consolidated Financial Statements and further in this Management's Discussion and Analysis;

     o approximately $31 million of 1998 compensation expense recorded in connection with new February 1998 employment agreements with Sunbeam's former Chairman and Chief Executive Officer and two other former senior officers and approximately $3 million of severance in 1998 for some former employees. The new employment agreements provided for Sunbeam to pay these former employees amounts which reimbursed them for their personal tax liabilities resulting from shares issued in connection with the accelerated vesting of restricted stock granted under their July 1996 agreements ($6.9 million), as well as on the new unrestricted stock grants under the February 1998 agreements ($9.8 million). The charge also includes the value, at approximately $39 per share, of 300,000 restricted shares and 45,000 restricted shares which vested in February 1998 for Sunbeam's then Chairman and Chief Executive Officer and two other then senior officers, respectively ($13.6 million). In addition, $0.4 million was expensed during 1998 relating to the amortization of the 1996 restricted stock awards. See Note 8 of Notes to Consolidated Financial Statements for information regarding the terms of these employment agreements;


     o $20.4 million, $6.1 million, and $4.0 million of costs recorded in 1998 related to costs associated with the restatement efforts, principally representing legal, accounting and auditing, and consulting costs of $14.1 million, $5.7 million and $0.6 million, respectively, Year 2000 compliance efforts and a corporate office relocation, respectively; and


     o $15.8 million of restructuring related charges recorded in 1997, charged to operations as incurred, represent employee relocation and recruiting ($6.2 million), equipment relocation and installation ($5.6 million) and package redesign costs ($4.0 million).


     The increase of approximately $105 million in SG&A expense in 1998 over 1997 is principally due to several factors:


     o Corporate administrative costs increased by approximately $47 million, reflecting additional personnel and related relocation, travel and other costs, as well as increased outside provider fees, telecommunications expense and insurance.

     o Higher allowances for accounts receivable in 1998, accounting for approximately $20 million of the increase, related primarily to collection issues with customers in the United States and in Latin America, including several major customers who have filed and/or threatened bankruptcy.

     o Advertising, marketing and selling expenses increased by approximately $13 million, reflecting a national television campaign for grills and increased activity in market research, package design and sales efforts. Higher inventory levels in 1998 and costs associated with outsourcing small parts fulfillment led to higher distribution and warehousing costs of approximately $12 million.

     o Increased environmental reserves for divested and closed facilities added approximately $5 million. Approximately half of the environmental reserve increase reflected revisions to estimates of costs to remediate existing sites. These revisions were based on obtaining additional information in the fourth quarter of 1998 about costs of planned remediation actions and costs associated with additional remediation actions. The remaining amount was to provide for revisions to reserves for estimated losses for damages related to environmental sites. These revisions were based on obtaining additional information in the fourth quarter of 1998 regarding the level of damages sought and the costs and probability of defending the Company's position in these actions.


     o Settlement of a patent infringement action resulted in additional expense of approximately $4 million. Remaining legal expenses recorded in the year of approximately $1 million for investigation, defense and settlement of both new and previously existing issues were nearly equal to amounts incurred for similar items in 1997. Additionally, as described above, SG&A includes $14.1 million of legal costs recorded in 1998 associated with the restatement efforts. Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiff, and other significant factors which vary by case. When it is not possible to estimate a specific expected amount of loss to be incurred, the Company evaluates the range of possible losses and records the minimum end of the range. As of December 31, 1998 and December 28, 1997, the Company had established accruals for litigation matters of $31.2 million (representing $17.5 million and $13.7 million for estimated damages or settlement amounts and legal fees, respectively) and $9.9 million (representing $3.0 million and $6.9 million for estimated damages or settlement amounts and legal fees, respectively), respectively. It is anticipated that the $31.2 million accrual will be paid as follows: $22.4 million in 1999, $7.5 million in 2000, and $1.3 million in 2001. The Company believes, based on information known to it on December 31, 1998, that anticipated probable costs of litigation matters existing as of December 31, 1998 have been adequately reserved to the extent determinable.


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


     On August 12, 1998, the Company announced that, following investigation and negotiation conducted by a special committee of the board of directors consisting of four outside directors not affiliated with M&F, the Company had entered into a settlement agreement with a subsidiary of M&F, pursuant to which the Company was released from certain threatened claims of M&F and its affiliates arising from the Coleman acquisition and M&F agreed to provide certain management personnel and assistance to the Company in exchange for the issuance to the M&F subsidiary of a warrant expiring August 2003 to purchase up to 23 million shares of the Company's common stock at a cash exercise price of $7.00 per share, subject to antidilution adjustments. The Company concluded that the agreement to issue this warrant did not result in a new measurement date for the purposes of determining the purchase price for Coleman and has accounted for the issuance of this warrant as a cost of settling a potential claim. Accordingly, a $70.0 million non-cash SG&A expense was recorded in the third quarter of 1998, based on a valuation performed as of August 1998 using facts existing at that time. The valuation was conducted by an independent consultant engaged by the special committee of the board of directors.


     Operating results for 1998 and 1997, on an adjusted basis as described above, were a loss of approximately $283 million in 1998 and a profit of approximately $74 million in 1997. This change resulted from the factors discussed above.


     Interest expense increased from $11.4 million for the twelve months of 1997 to $131.1 million for the same period in 1998. Approximately 70% of the change related to higher borrowing levels in 1998 for the acquisitions, with the remainder due to increased borrowings to fund working capital, capital expenditures and the operating losses.

     Other income, net increased in 1998 by $4.8 million due to approximately $8 million from the settlement of a lawsuit, and approximately $4 million of increased net gains from foreign exchange in the period. The foreign exchange net gains were primarily from Mexico. Increased losses on sales of fixed assets of approximately $5 million and increased expenses related to the bank credit facility partially offset the above mentioned income. The increased credit facility expenses largely related to unused facility fees.

     The minority interest reported in 1998 relates to the minority interest held in Coleman by public shareholders.

     During 1998, the current tax provision arose largely from taxes on the earnings of foreign subsidiaries as well as franchise taxes. Deferred tax benefits were recognized in 1998 principally due to net operating losses incurred subsequent to the acquisitions. These benefits were realized through the use of deferred tax credits that were established in connection with the acquisitions to the extent that such credits are expected to be realized in the loss carryforward period. Throughout 1998, the Company increased the income tax valuation allowance on deferred tax assets to $290.5 million. This increase reflects management's assessment that it is more likely than not that these deferred tax assets will not be realized through future taxable income. This assessment, which was initially made in the fourth quarter of 1997, resulted from the significant leverage undertaken by the Company in connection with its acquisitions and the continuing decline in the Company's net sales and earnings, as well as the operating losses incurred throughout the 1998 year. The 1997 effective tax rate was higher than the federal statutory income tax rate primarily due to state taxes, the effects of foreign earnings and dividends taxed at other rates and the impact of providing a valuation allowance on deferred tax assets.


     In 1998, the Company prepaid debt assumed in the acquisitions and prepaid an industrial revenue bond related to its Hattiesburg facility. The debt assumed in connection with the Coleman acquisition was repaid as a result of the requirements under the terms of the Company's new credit facility. In connection with these early extinguishments of debt, the Company recognized an extraordinary charge of $122.4 million, consisting of redemption premiums ($106.9 million), unamortized debt discount ($13.8 million) and unamortized deferred financing costs ($1.7 million).


     The Company's discontinued furniture business, which was sold in March 1997, had revenues of $51.6 million in the first quarter of 1997 prior to the sale and nominal earnings for that period. As a result of the sale of the Company's furniture business assets (primarily inventory, property, plant and equipment), the Company received $69.0 million in cash, retained approximately $50 million in accounts receivable and retained some liabilities. The final purchase price for the furniture business was subject to a post-closing adjustment based on the terms of the sale agreement and in the first quarter of 1997, after completion of the sale, the Company recorded an additional loss on disposal of $14.0 million net of applicable income tax benefits of $8.5 million.


YEAR ENDED DECEMBER 28, 1997 COMPARED TO YEAR ENDED DECEMBER 29, 1996

  1996 Restructuring Plan and Other Charges and Benefits

     In November 1996, the Company announced the details of a restructuring plan. The plan included:


     o the consolidation of administrative functions;

     o the reduction of manufacturing and warehouse facilities;

     o the centralization of the Company's procurement function;


     o the reduction of the Company's product offerings and SKUs; and


     o the elimination of some businesses and product lines.

     As part of the restructuring plan, the Company consolidated six divisional and regional headquarters functions into a single worldwide corporate headquarters and outsourced some back office activities resulting in a reduction in total back-office/administrative headcount. Overall, the restructuring plan called for a reduction in the number of production facilities from 26 to 8 and the elimination of over 6,000 positions from the Company's workforce, including 3,300 from the disposition of some business operations and the elimination of approximately 2,800 other positions, some of which were outsourced. The Company completed the major phases of the restructuring plan by July 1997.


     The 1996 restructuring plan was unable to improve earnings over the long term for a number of reasons, including, but not limited to, its failure to realize some of the anticipated costs savings and the negative impact that implementation of the restructuring plan had on sales, product quality, customer service, research and development and the introduction of new products. The Company's current strategy is to create innovative new products that anticipate consumer needs, develop effective marketing and advertising programs, build relationships, create the right culture and choose the right people.


     In conjunction with the implementation of the restructuring plan, the Company recorded a pre-tax charge of $239.2 million in the fourth quarter of 1996. This amount is recorded as follows in the Consolidated Statements of
Operations:


     o $110.1 million recorded in Restructuring and Asset Impairment Charges, as further described below;

     o $60.8 million in Cost of Goods Sold related principally to inventory write-downs to net realizable value as a result of a reduction in SKU's and costs of inventory liquidation programs;


     o $10.1 million in SG&A expense, for period costs, which were charged to operations as incurred, principally relating to employee relocation and recruiting, equipment relocation and installation ($3.2 million), transitional fees relating to outsourcing arrangements ($4.9 million) and package redesign costs ($2.0 million); and


     o $58.2 million ($39.1 million net of taxes) in Loss on Sale of Discontinued Operations related to the divestiture of its furniture business.

In 1997, upon completion of the sale of the furniture business, the Company recorded an additional pre-tax loss of $22.5 million from discontinued operations ($14.0 million net of taxes) due primarily to lower than anticipated sales proceeds relating to the post closing adjustment that was part of the sale agreement.


     Amounts included in Restructuring and Asset Impairment Charges in 1996 in the accompanying Consolidated Statements of Operations included anticipated cash charges such as severance and other employee costs of $24.7 million, lease obligations of $12.6 million and other exit costs associated with facility closures and related to the implementation of the restructuring plan of $4.1 million, principally representing costs related to clean-up and restoration of owned and leased facilities for either sale or return to the landlord.


     Included in Restructuring and Asset Impairment Charges of $110.1 million in 1996 was $68.7 million of non-cash charges principally consisting of:


     o asset write-downs to net realizable value of $22.5 million for disposals of excess facilities and equipment and product lines;

     o write-offs of redundant computer systems of $12.3 million from the administrative back-office consolidations and outsourcing initiatives;

     o write-off of intangibles of $10.1 million relating to discontinued product lines;

     o write-off of capitalized product and package design costs and other expenses of $9.0 million related to exited product lines and SKU reductions. Prior to 1996, the Company had capitalized certain costs related to international product development and package design, which were amortized over the period of related benefit. The product development costs ($1.9 million) related to international operations and represented the costs necessary to modify products for introduction to the international markets. As the restructuring plan included the closure of the International Group office and elimination of a number of products to which these costs pertained, the related capitalized costs were written off. Additionally, in connection with the restructuring plan, as a result of the elimination of many products and SKU's, the Company updated its package designs. Accordingly, the unamortized balance of the capitalized package design costs which had been capitalized prior to 1996 ($5.0 million) was written off. The Company discontinued incurring costs of a significant nature relating to these items and consequently has discontinued capitalizing such costs subsequent to 1995; and


     o asset write-downs of $14.8 million related to the divestiture of some non-core products and businesses.

The asset write-downs of $22.5 million and write-offs of $12.3 million discussed above included equipment taken out of service in 1996 (either abandoned in 1996 or sold in 1997) and, accordingly, depreciation was not recorded subsequent to the date of the impairment charge. The asset write-downs of $14.8 million related to the divestiture of non-core products and businesses resulted from divesting the time and temperature business in March 1997 and Counselor and Borg scale product lines in May 1997 and the sale of the textile mill in Biddeford, Maine in May 1997. These charges primarily represented the estimated non-cash losses resulting from the sale or abandonment of facilities and equipment, based on the estimated net proceeds from the sale of these assets compared to their recorded net book value, related to exiting these product lines.


     The $24.7 million for severance and other employee costs, including COBRA and other fringe benefits, related to approximately 3,700 positions that were planned to be eliminated as a result of the restructuring plan, excluding approximately 2,400 employees terminated from the furniture business for which severance was included in Loss on Sale of Discontinued Operations. See Note 13 of Notes to Consolidated Financial Statements. The furniture business was sold in 1997. In 1996 and 1997, approximately 1,200 employees and 1,800 employees, respectively, were terminated from continuing operations. Due largely to attrition, the remaining planned terminations were not required. In 1997, the Company determined that its severance and employee benefit costs were less than originally accrued principally due to lower than expected COBRA and workers compensation costs and, accordingly, reversed accruals of $7.9 million in the third ($2.1 million) and fourth ($5.8 million) quarters. At December 31, 1997, the balance accrued of $1.2 million represented the remaining severance and employee benefit costs for some employees terminated during 1997. During 1998, all amounts were expended.


     The amounts accrued at December 29, 1996 for Restructuring and Asset Impairment Charges recorded in fiscal 1996, exceeded amounts ultimately required principally due to reductions in anticipated severance and employee benefit costs of $7.9 million, as discussed above, and reductions in estimated lease payments of $6.7 million ($3.7 million and $3.0 million recognized in the third and fourth quarters, respectively) resulting from better than anticipated rentals received under sub-leases and favorable negotiation of lease terminations. Accordingly, the fiscal 1997 Consolidated Statement of Operations included $14.6 million of benefit ($5.8 million in the third quarter and $8.8 million in the fourth quarter of 1997) related to the reversal of accruals no longer required, which were recorded as these reduced obligations became known.


     In 1996, in conjunction with the initiation of the restructuring plan, the Company recorded additional charges totaling $129.1 million, reflected in Cost of Goods Sold, SG&A expense, and Loss on Sale of Discontinued Operations. The charge included in Cost of Goods Sold of $60.8 million principally represented inventory write-downs to net realizable value and anticipated losses on the disposition of the inventory as a result of the significant reduction in SKU's provided for in the restructuring plan. The write-down to net realizable value, based upon management's best estimates, included $26.9 million related to raw materials, work-in process and finished goods for discontinued outdoor cooking products, principally grills and grill accessories and the balance related to raw materials, work-in process and finished goods for other discontinued products including appliances ($27.8 million), clippers ($1.0 million) and blankets ($5.1 million). For inventory which management determined was saleable, the estimated write-down was based upon the difference between the expected net sales proceeds of the inventory, depending upon distribution channel, and the recorded value of the inventory. In the case of abandoned inventory, the write-down was equal to the recorded value of the inventory. The resulting difference between carrying value and estimated net realizable value represented the $60.8 million write-down necessary to record the inventory at its net realizable value. SG&A expense included period costs, charged to operations as incurred, in 1997 and 1996 of $15.8 million and $10.1 million, respectively, relating to employee relocation and recruiting and equipment installation and relocation ($11.8 million in 1997 and $3.2 million in 1996) transitional fees relating to outsourcing arrangements ($4.9 million in 1996), and package redesign costs ($4.0 million in 1997 and $2.0 million in 1996) expended as a result of the implementation of the restructuring plan. The 1996 Loss on Sale of Discontinued Operations related to the divestiture of the Company's furniture business. In 1996, the Company decided to divest its furniture operations and recorded an estimated pre-tax loss of $58.2 million related to the sale of assets, primarily fixed assets and inventory. In 1997, the Company recorded an additional pre-tax loss of $22.5 million due primarily to lower than anticipated sales proceeds resulting from the post closing adjustment as provided for in the sale agreement. See Notes 12 and 13 of Notes to Consolidated Financial Statements.

     At December 28, 1997, the Company had $5.2 million in liabilities accrued related to the 1996 restructuring plan, including $1.2 million of severance related costs and $4.0 million related to facility closures, which principally represented future lease payments, net of sub-leases, on exited facilities. During 1998, this liability was reduced by $4.0 million as a result of cash expenditures. At December 28, 1997, the Company had $3.0 million of warranty liabilities related to the discontinued furniture operations. During 1998, $2.5 million of this liability was liquidated.


     The charges and benefit described above are included in the following categories in the 1997 and 1996 Consolidated Statements of Operations (in millions):

                                                                                                   1997      1996
                                                                                                  ------    ------
Restructuring and impairment (benefit) charge..................................................   $(14.6)   $110.1
Cost of goods sold.............................................................................       --      60.8
Selling, general and administrative expense....................................................     15.8      10.1
Loss on sale of discontinued operations........................................................     22.5      58.2
                                                                                                  ------    ------
                                                                                                  $ 23.7    $239.2
                                                                                                  ------    ------
                                                                                                  ------    ------

     These charges and benefit consisted of the following (in millions):

                                                                                                   1997      1996
                                                                                                  ------    ------
Write-downs:
  Fixed assets held for disposal, not in use...................................................   $   --    $ 34.8
  Fixed assets held for disposal, used until disposed..........................................       --      14.8
  Inventory on hand............................................................................       --      60.8
  Other assets, principally trademarks and intangible assets...................................       --      19.1
                                                                                                  ------    ------
                                                                                                      --     129.5
                                                                                                  ------    ------
Restructuring accruals (including amounts expended in 1996):
  Employee severance pay and fringes...........................................................     (7.9)     24.7
  Lease payments and termination fees..........................................................     (6.7)     12.6
  Other exit activity costs, principally facility closure expenses.............................       --       4.1
                                                                                                  ------    ------
                                                                                                   (14.6)     41.4
                                                                                                  ------    ------
Other related period costs, charged to operations as incurred:
  Employee relocation; equipment relocation and installation and other.........................     11.8       3.2
  Transitional fees related to outsourcing arrangements........................................       --       4.9
  Package redesign.............................................................................      4.0       2.0
                                                                                                  ------    ------
                                                                                                    15.8      10.1
                                                                                                  ------    ------

  Charges included in continuing operations....................................................      1.2     181.0
  Loss on sale of discontinued operations......................................................     22.5      58.2
                                                                                                  ------    ------
                                                                                                  $ 23.7    $239.2
                                                                                                  ------    ------
                                                                                                  ------    ------


     At December 29, 1996, the net realizable value of the remaining inventory written-down as part of the restructuring and asset impairment charges was approximately $37.3 million. During 1997, this inventory, a portion of which was product of discontinued operations, was sold for amounts substantially equivalent to its net carrying value.

     As further discussed in Note 15 of Notes to Consolidated Financial Statements, during the fourth quarter of 1996, the Company charged SG&A for increases of $9.0 million in environmental reserves and $12.0 million in litigation reserves. In the fourth quarter of 1996, the Company performed a comprehensive review of all environmental exposures in an attempt by the then new senior management team to accelerate the resolution and settlement of environmental claims. As a result, upon the conclusion of the review, the Company recorded additional environmental reserves of $9.0 million in the fourth quarter of 1996. The litigation charge of $12.0 million was recorded due to an unfavorable court ruling in January 1997, which held that the Company was liable for environmental remediation costs related to the operations of a successor company. As a result of this ruling, the Company provided for this liability in the fourth quarter of 1996. In the fourth quarter of 1997, this case was settled and, as a result, $8.1 million of the charge was reversed into income, primarily in the fourth quarter of 1997.


     As described in Note 8 of Notes to Consolidated Financial Statements, the Company also charged $7.7 million to SG&A expenses in 1996 for compensation costs associated with restricted stock awards and other costs related to the employment of the then new senior management team.


     During the first, second, third and fourth quarters of 1997, approximately $0.5 million, $4.5 million, $1.5 million and $21.5 million, respectively, of pre-tax liabilities provided in prior years and determined to be no longer required were reversed and taken into income. These amounts were primarily related to:

     o the litigation reserve of $8.1 million discussed above, resulting in a reduction in SG&A expenses;


     o inventory valuation allowances of $7.0 million, resulting in a reduction in Cost of Goods Sold;


     o cooperative advertising allowances of $5.4 million, resulting in an increase in net sales;


     o liabilities for exiting of facilities and plant consolidations provided for prior to 1996 of $3.5 million, resulting in a decrease in Cost of Goods Sold; and


     o consulting fee accruals of $1.3 million, which resulted in a decrease in SG&A expenses.


These liabilities were provided for by the Company, principally in 1996, based upon its best available estimate at the time of the probable liabilities. When information became available that the amounts provided were in excess of what was required, the Company reduced the applicable reserves and recorded increases in Net Sales of $5.4 million, reductions in Cost of Goods Sold of $10.5 million and reductions in SG&A expenses of $12.1 million.


     Additionally, effective in the second quarter of fiscal 1997, the Company changed its method of accounting to capitalize manufacturing supplies inventories, whereas, previously these inventories were charged to operations when purchased. This change reduced Cost of Goods Sold in fiscal 1997 by $2.8 million.


  Results of Operations for 1997 Compared to 1996

     Net sales for 1997 were $1,073.1 million, an increase of $88.9 million or 9% over 1996. After excluding the following, Adjusted Sales increased 8% over the prior year to $1,032.2 million from $953.4 million in 1996:

     o $4.2 million and $30.8 million in 1997 and 1996, respectively, related to divested product lines which were not classified as discontinued operations (time and temperature products, decorative bedding and Counselor and Borg branded scales);

     o $31.3 million of sales in 1997 of discontinued inventory which resulted primarily from the reduction of SKU's as part of the 1996 restructuring plan and for which the inventory carrying value was substantially equivalent to the sales value; and


     o a $5.4 million benefit from the reduction of cooperative advertising accruals no longer required in 1997.

     Adjusted Sales, on a worldwide basis, increased during 1997 primarily from new product introductions, expanded distribution, particularly with Sunbeam's top ten customers, international geographic expansion and increased inventory positions at some customers. Adjusted Sales growth was approximately 19% for appliances and approximately 12% in outdoor cooking. Adjusted Sales for health products increased approximately 5% while Adjusted Sales of personal care products and blankets decreased approximately 13% during 1997.

     Sales increases in appliances of approximately $69 million were driven by new products, such as redesigned blenders and mixers, coffeemakers, irons, deep fryers and toasters, and by increased distribution with large national mass retailers, combined with higher inventory levels at some customers. Sales of outdoor cooking products increased approximately $30 million in 1997 attributed to increased merchandising and advertising programs, new distribution and higher inventory levels at some customers. During 1997, the Company lost a significant portion of its outdoor cooking products distribution, including the majority of its grill accessory products distribution. Accessories, which accounted for just over 10% of the outdoor cooking sales volume in 1997, generate significantly better margins than the average margins on sales of grills. These distribution changes are expected to adversely impact outdoor cooking sales and margins in the future, until such time as the distribution is regained.


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

     Excluding the effects of:

     o charges of $60.8 million to Cost of Goods Sold related to the restructuring plan in 1996;

     o the $15.9 million benefit of reducing reserves no longer required in 1997; and

     o the $2.8 million benefit in 1997 of capitalizing manufacturing supplies inventories;

gross margin as a percent of Adjusted Sales would have been approximately 22% in 1997, an improvement of approximately 6 percentage points from 16% in 1996. This increase reflects the results of lower overhead spending, improved factory utilization and labor cost benefits resulting from the Company's restructuring plan, coupled with reductions in materials costs. The lower overhead spending resulted from a reduction in the number of facilities operated by the Company. With fewer facilities used for production purposes, the capacity of the remaining plants was more fully utilized. The labor cost benefits were realized principally from shifting production to Mexico. In addition, a broad based program to obtain lower costs for materials contributed to the 1997 margin improvement.


     Excluding the impact of:

     o the restructuring and asset impairment period costs to SG&A expense of $15.8 million in 1997 and $10.1 million in 1996;

     o the 1996 charges for the environmental accrual of $9.0 million, litigation accrual of $12.0 million and restricted stock grant compensation of $7.7 million; and

     o the 1997 benefit from the reversal of reserves no longer required of $12.1 million;

SG&A improved to 14% of Adjusted Sales in 1997, down 5 percentage points from 19% in 1996. This improvement was partially the result of benefits from the consolidation of six divisional and regional headquarters into one corporate headquarters and one administrative operations center, reduced staffing levels, a reduction in the number of warehouses, and Company-wide cost control initiatives. Higher expenditures in 1996 for market research, new packaging and other discretionary charges and higher bad debt expenses associated with some of the Company's customers also contributed to the decrease in SG&A expense from 1996 to 1997. The expense for doubtful accounts and cash discounts was $17.3 million in 1997 as compared to $27.1 million in 1996. The principal factor in the decrease in bad debt expenses during this period was the acceleration of the consolidation of the U.S. retail industry and the related competitive environment, which resulted in a number of troubled retailers and related bankruptcies during 1996. This resulted in the significant amount of bad debt write-offs--$19.9 million--in 1996.


     The restructuring accrual, which existed at January 1, 1996 ($13.8 million), was initially established as part of a "rightsizing program" during fiscal 1992. During 1996, approximately $3 million of this accrual was utilized and the remaining $10.8 million became part of the reserve requirements of the 1996 restructuring plan. In effect, in 1996, Sunbeam reversed the $10.8 million prior year accrual determined to be no longer required and provided a corresponding amount in connection with the 1996 restructuring charge.

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

     The 1997 effective income tax rate for continuing operations was higher than the federal statutory income tax rate primarily due to state taxes plus the effect of foreign earnings and dividends taxed at other rates and the increase to the valuation reserve for deferred tax assets, offset in part by the reversal of tax liabilities no longer required. During the fourth quarter of 1997, approximately $13.3 million of tax liabilities related to the 1993 and 1994 tax years were determined to be no longer required and were reversed and taken into income. These accruals were no longer required because during the fourth quarter of 1997 the Company reached a resolution with the Internal Revenue Service on its audits of the 1993 and 1994 tax years. Additionally, in the fourth quarter of 1997, the Company increased the valuation allowance by $23.2 million reflecting management's assessment that it was more likely than not that the deferred tax asset will not be realized through future taxable income. Of this amount, $18.9 million related to deferred tax assets, the majority of which was recognized as a benefit in the first three quarters of 1997. The remainder related to minimum pension liabilities and was therefore recorded as an adjustment to shareholders' equity. This assessment was made as a result of the significant leverage incurred by the Company to finance the acquisitions and the significant decline in net sales and earnings from anticipated levels during the fourth quarter of 1997 and the first quarter of 1998. For 1996, the effective income tax rate for continuing operations equaled the federal statutory income tax rate.


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


     The Company's discontinued furniture business, which was sold in March 1997, had revenues of $51.6 million in the first quarter of 1997 prior to the sale and nominal earnings. In 1996, the discontinued furniture business had net income of $0.8 million on revenues of $227.5 million and an estimated loss on disposal of the business of $39.1 million, net of applicable income tax benefits. The sale of the Company's furniture business assets--primarily inventory, property, plant and equipment--was completed in March 1997. The Company received $69.0 million in cash, retained approximately $50.0 million in accounts receivable and retained some liabilities related to the furniture business. The final purchase price for the furniture business was subject to a post-closing adjustment under the terms of the sale agreement, and in the first quarter of 1997, after completion of the sale, the Company recorded an additional pre-tax loss on disposal of $22.5 million. Although the discontinued furniture business was profitable, net income had declined from $21.7 million in 1994 to $0.8 million in 1996. This decline, along with the Company's announcement that it intended to divest this line of business contributed to the loss on the sale. See discussion of restructuring and asset impairment (benefit) charges in Note 12 and discontinued operations in Note 13 of Notes to the Consolidated Financial Statements for further information regarding sale of the furniture business.

SUMMARY OF (LOSS) EARNINGS FROM CONTINUING OPERATIONS

     A reconciliation of operating (loss) earnings to adjusted (loss) earnings from continuing operations for 1998, 1997 and 1996, on a comparable basis follows (in millions):

                                                                                      1998       1997       1996
                                                                                     -------    -------    -------
Operating (loss) earnings, as reported............................................   $(670.0)   $ 104.1    $(244.5)
Add (deduct):
  Loss from acquisitions..........................................................     124.8         --         --
  Issuance of warrants to M&F.....................................................      70.0         --         --
  Restructuring, asset impairment and related charges.............................        --        1.2      181.0
  Fixed asset and inventory charges...............................................     128.4         --         --
  Environmental reserve increase principally related to divested operations.......        --         --        9.0
  Litigation reserve increase relating to divested operation......................        --         --       12.0
  Restricted stock and other management compensation/severance....................      34.4         --        7.7
  Reversals of accruals no longer required........................................      (3.0)     (28.0)        --
  Capitalization of manufacturing supplies inventories............................        --       (2.8)        --
  Restatement related expenses....................................................      20.4         --         --
  Year 2000 and systems initiatives expenses......................................       6.1         --         --
  Change in fiscal year-end effect and office relocation expense..................       5.5         --         --
                                                                                     -------    -------    -------
Adjusted operating (loss) earnings from continuing operations before income
    taxes, minority interest and extraordinary charge.............................    (283.4)      74.5      (34.8)
  Interest expense................................................................     131.1       11.4       13.6
  Other (income) expense, net.....................................................      (4.8)        --        3.7
                                                                                     -------    -------    -------
Adjusted (loss) earnings from continuing operations before income taxes and
    minority interest.............................................................    (409.7)      63.1      (52.1)
  Adjusted income tax (benefit) expense...........................................     (10.1)      56.3      (18.2)
  Minority interest...............................................................     (10.7)        --         --
                                                                                     -------    -------    -------
  Adjusted (loss) earnings from continuing operations.............................   $(388.9)   $   6.8    $ (33.9)
                                                                                     -------    -------    -------
                                                                                     -------    -------    -------


     After consideration of the adjustments above, 1998 and 1996 results from continuing operations reflect losses and 1997 continuing operations are marginally profitable. Due to a variety of factors, including increased inventory positions at some customers and manufacturing and sourcing activities during 1997 and the first half of 1998 which increased the Company's inventory position, the results for each of 1998 and 1997 are not indicative of future results. Results for 1999 are expected to be impacted by the continuing effects of the Company's excess inventory position, as well as costs related to Year 2000 compliance efforts.


FOREIGN OPERATIONS

     Approximately 80% of the Company's business is conducted in U.S. dollars, including domestic sales, U.S. dollar denominated export sales, primarily to Latin American markets, Asian sales and the majority of European sales. The Company's non-U.S. dollar denominated sales are made principally by subsidiaries in Europe, Canada, Japan, Latin America and Mexico. Mexico reverted to a hyperinflationary status for accounting purposes in 1997; therefore, translation adjustments related to Mexican net monetary assets are included as a component of net (loss) earnings. Mexico is no longer considered hyperinflationary as of January 1, 1999. This change in Mexico's hyperinflationary status is not expected to have a material effect on the Company's financial results. Translation adjustments resulting from the Company's non-U.S. denominated subsidiaries have not had a material impact on the Company's financial condition, results of operations or cash flows.


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

     On a limited basis, the Company selectively uses derivatives--foreign exchange option and forward contracts--to manage foreign exchange exposures that arise in the normal course of business. No derivative contracts are entered into for trading or speculative purposes. The use of derivatives has not had a material impact on the Company's financial results. See Note 4 of Notes to Consolidated Financial Statements.


EXPOSURE TO MARKET RISK

  Qualitative Information

     The Company uses a variety of derivative financial instruments to manage its foreign currency and interest rate exposures. The Company does not speculate on interest rates or foreign currency rates. Instead, it uses derivatives when implementing its risk management strategies to reduce the possible effects of these exposures.


     With respect to foreign currency exposures, the Company is most vulnerable to changes in rates between the United States dollar/Japanese yen, Canadian dollar, German deutschemark, Mexican peso and Venezuelan bolivar exchange rates. The Company principally uses forward and option contracts to reduce risks arising from firm commitments, intercompany sales transactions and intercompany receivable and payable balances. The Company generally uses interest rate swaps to fix some of its variable rate debt. The Company manages credit risk related to these derivative contracts through credit approvals, exposure limits and threshold amounts and other monitoring procedures.


  Quantitative Information

     Below are tables of information related to the Company's investments in market risk sensitive instruments. All of the instruments in the following tables have been entered into by the Company for purposes other than trading purposes.


     Interest Rate Sensitivity. The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations.


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


                                                                         EXPECTED MATURITY DATE
                                                  ---------------------------------------------------------------------
                                  DECEMBER 31,                                                                  FAIR
                                    1998          1999    2000      2001   2002   2003   THEREAFTER   TOTAL    VALUE(1)
                                  ------------    ----   ------     ----   ----   ----   ----------   ------   --------
                                                              (US$ EQUIVALENT IN MILLIONS)
DOMESTIC LIABILITIES
  Debentures(2)................      $  779       $ --   $   --     $ --   $ --   $ --     $2,014     $2,014    $  240
  Other........................          80         71        1        1      1      1          5         80        79
                                     ------       ----   ------     ----   ----   ----     ------     ------    ------
  Total fixed rate debt (US$)..         859         71        1        1      1      1      2,019      2,094       319
  Average interest rate........        5.64%
  Variable rate debt (US$).....      $1,357       $  3   $1,354(3)  $ --   $ --   $ --     $   --     $1,357    $1,357
  Average interest rate........        8.47%
INTEREST RATE DERIVATIVES
  Interest rate swaps:
     Variable to fixed (US$)...      $  325       $ --   $   --     $150   $ --   $175     $   --     $  325    $   (7)
     Average pay rate..........        5.70%
     Average receive rate......        5.21%

------------------
(1) The fair value of fixed rate debt is estimated using either reported transaction values or discounted cash flow analysis. The carrying value of variable rate debt is assumed to approximate market value based on the periodic adjustments of the interest rates to the current market rates in accordance with the terms of the agreements. The fair value of the interest rate swaps is based on estimates of the cost of terminating the swaps.

                                              (Footnotes continued on next page)

(Footnotes continued from previous page)
(2) The total amount of debentures maturing in future periods exceeds the balance as of December 31, 1998 due to the accretion of the debentures. See
    Note 3 of Notes to Sunbeam's Consolidated Financial Statements.


(3) Represents bank credit facility debt. See Item 7 "--Liquidity and Capital Resources" and Note 3 of Notes to Consolidated Financial Statements.


     Exchange Rate Sensitivity. The table below provides information about Sunbeam's derivative financial instruments, other financial instruments and forward exchange agreements by functional currency and presents such information in U.S. dollar equivalents. The table summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency variable rate credit lines, foreign currency forward exchange agreements and foreign currency purchased put option contracts. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For foreign currency forward exchange agreements and foreign currency put option contracts, the table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. None of the instruments listed in the table have maturity dates beyond 1999.

                                                                                          DECEMBER 31,
                                                                                             1998         FAIR VALUE
                                                                                          ------------    ----------
                                                                                              (US$ EQUIVALENT IN
                                                                                                  MILLIONS)
ON BALANCE SHEET FINANCIAL INSTRUMENTS
US$ Functional Currency
  Short-term debt:
     Variable rate credit lines (Europe, Japan and Asia)...............................     $   45.8        $ 45.8
     Weighted average interest rate....................................................          2.8%
US$ FUNCTIONAL CURRENCY
Forward Exchange Agreements
  (Receive US$/pay DM)
     Contract amount...................................................................     $   12.0        $ 12.2
     Average contractual exchange rate.................................................         1.62
  (Receive US$/pay JPY)
     Contract amount...................................................................     $   14.9        $ 14.2
     Average contractual exchange rate.................................................       116.11
  (Receive US$/pay GBP)
     Contract amount...................................................................     $    4.0        $  4.1
     Average contractual exchange rate.................................................         1.68
Purchased Put Option Agreements
  (Receive US$/pay DM)
     Contract amount...................................................................     $   18.4        $  0.1
     Average strike price..............................................................         1.80
  (Receive US$/pay JPY)
     Contract amount...................................................................     $   12.4        $  0.2
     Average strike price..............................................................        125.0
  (Receive US$/pay GBP)
     Contract amount...................................................................     $    1.5            --
     Average strike price..............................................................         1.62

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


LIQUIDITY AND CAPITAL RESOURCES

Debt Instruments
     In order to finance the acquisition of Coleman, First Alert and Signature Brands and to refinance substantially all of the indebtedness of Sunbeam and the three acquired companies, the Company consummated an offering of debentures at a yield to maturity of 5%--approximately $2,014 million principal amount at maturity--in March 1998, which resulted in approximately $730 million of net proceeds and borrowed about $1,325 million under its new bank credit facility.


     The debentures are exchangeable for shares of the Company's common stock at an initial conversion rate of 6.575 shares for each $1,000 principal amount at maturity of the debentures, subject to adjustments upon occurrence of specified events. The debentures are subordinated in right of payment to all existing and future senior indebtedness of the Company. The debentures are not redeemable by the Company prior to March 25, 2003. On or after such date, the debentures are redeemable for cash with at least 30 days notice, at the option of the Company. The Company is required to purchase debentures at the option of the holder as of March 25, 2003, March 25, 2008 and March 25, 2013, at purchase prices equal to the issue price plus accrued original discount to such dates. The Company may, at its option, elect to pay any such purchase price in cash or common stock or any combination thereof. However, the bank credit facility prohibits the Company from redeeming or repurchasing debentures for cash. The Company was required to file a registration statement with the SEC to register the debentures by June 23, 1998. This registration statement was filed on February 4, 1999 and the SEC has not declared the registration statement effective. The Company's failure to file the registration statement by June 23, 1998 did not constitute default under the terms of the debentures. As part of the normal review process by the SEC, a number of comments have been made by the staff of the Division of Corporation Finance relating to the registration statement and the restated 1996 and 1997 financial statements included therein. The Company has filed an amendment to this registration statement. From June 23, 1998 until the registration statement is declared effective, the Company is required to pay to the debenture holders cash liquidated damages accruing, for each day during such period, at a rate per annum equal to 0.25% during the first 90 days and 0.50% thereafter multiplied by the total of the issue price of the debentures plus the original issue discount thereon on such day. The Company made its first payment of approximately $500,000 to the debenture holders on September 25, 1998 and an additional $2 million was paid on March 25, 1999. An additional cash payment of approximately $2 million, representing the Company's liability to debenture holders through June 30, 1999, will be paid on September 25, 1999.


     Concurrent with the acquisitions, the Company replaced its $250 million syndicated unsecured five-year revolving credit facility with the bank credit facility. The bank credit facility provided for aggregate borrowings of up to $1.7 billion and in addition to other customary covenants, required Sunbeam to maintain specified consolidated leverage, interest coverage and fixed charge coverage ratios as of the end of each fiscal quarter occurring after March 31, 1998 and on or prior to the latest stated maturity date for any of the borrowings under the bank credit facility.


     As a result of, among other things, its operating losses incurred during the first half of 1998, the Company did not achieve the specified financial ratios for June 30, 1998 and it appeared unlikely that the Company would achieve the specified financial ratios for September 30, 1998. Consequently, the Company and its lenders entered into an agreement dated as of June 30, 1998 that waived through December 31, 1998 all defaults arising from the failure of the Company to satisfy the specified financial ratios for June 30, 1998 and September 30, 1998. Pursuant to an agreement with the Company dated as of October 19, 1998, the

Company's lenders extended all of the waivers under the June 30 agreement through April 10, 1999 and also waived through such date all defaults arising from any failure by the Company to satisfy the specified financial ratios for December 31, 1998. As part of the October 19, 1998 agreement, the Company agreed to a minimum monthly earnings before interest, taxes, depreciation and amortization ("EBITDA") covenant for each of February, March and April of 1999, which covenant the Company was able to satisfy.


     On April 10, 1999, among other things, the lenders extended all of the waivers set forth in the October 19, 1998 agreement through April 15, 1999. On April 15, 1999, the Company and its lenders entered into a comprehensive amendment to the bank credit facility that, among other things, extended all of the waivers under the April 10, 1999 agreement until April 10, 2000 and waived until such date all defaults arising from any failure by the Company to satisfy the specified financial ratios for any fiscal quarter end occurring during 1999 and for March 31, 2000. As part of the April 15, 1999 amendment, the Company agreed to a minimum cumulative EBITDA covenant that is based on post-December 31, 1998 consolidated EBITDA and is tested at the end of each month occurring on or prior to March 31, 2000, as well as a covenant limiting the amount of revolving loans (other than those used to fund the Coleman merger) that may be outstanding under the bank credit facility as of the end of each such month. The minimum cumulative EBITDA was initially $6.3 million for the period January 1, 1999 through April 30, 1999 and generally grows on a monthly basis until it reaches $121 million for the period from January 1, 1999 through March 31, 2000. The following description of the bank credit facility reflects the terms of the bank credit facility as amended to date.


     The bank credit facility provides for aggregate borrowings of up to $1.7 billion through:


     o a revolving credit facility in an aggregate principal amount of up to $400.0 million maturing March 30, 2005, $52.5 million of which may only be used to complete the Coleman merger;


     o up to $800.0 million in term loans maturing on March 30, 2005, of which $35.0 million may only be used to complete the Coleman merger; and


     o a $500.0 million term loan maturing September 30, 2006 (of which $5.0 million has already been repaid through March 31, 1999.)


As of December 31, 1998, approximately $1.4 billion was outstanding and approximately $0.2 billion was available for borrowing under the bank credit facility. The remaining $0.1 billion of the $1.7 billion bank credit facility was committed for outstanding letters of credit.


     Under the bank credit facility, interest accrues, at Sunbeam's option:

     o at the London Interbank Offered Rate ("LIBOR"); or

     o at the base rate of the administrative agent which is generally the higher of the prime commercial lending rate of the administrative agent or the Federal Funds Rate plus 0.50%;

in each case plus an interest margin which is currently 3.75% for LIBOR borrowings and 2.50% for base rate borrowings. The applicable interest margin is subject to upward or downward adjustment upon the occurrence of specified events.


     Under an April 15, 1999 amendment to the bank credit facility, we agreed to pay the bank lenders a loan commitment fee of between 0.25% to 1.00% of the commitments under the bank credit facility as of April 15, 1999. The percentage used to calculate the fee will be determined by reference to the bank lenders' aggregate commitments and loan exposure under the bank credit facility as they may be reduced on or before September 30, 2000. The fee is payable on the earlier of September 30, 2000 and the date the commitments are terminated and the loans and other amount payable under the bank credit facility are repaid. See Note 15 to the Consolidated Financial Statements.


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


     In addition, borrowings under the bank credit facility are guaranteed by a number of the Company's wholly-owned material domestic subsidiaries and these subsidiary guarantees are secured as described above. Upon completion of the Coleman merger, Coleman and each of its United States subsidiaries will become guarantors of the obligations under the bank credit facility. To the extent extensions of credit are made to any subsidiaries of the Company, the obligations of such subsidiaries are guaranteed by the Company.


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

     o make loans and investments;

     o incur additional debt, including revolving loans under the bank credit facility;


     o amend or otherwise alter material agreements or enter into restrictive agreements;

     o make capital and Year 2000 compliance expenditures;

     o engage in mergers, acquisitions and asset sales;

     o engage in certain transactions with affiliates;


     o settle certain litigation;


     o alter its cash management system; and

     o alter the businesses they conduct.

The Company is also required to comply with specified financial covenants and ratios.


     The bank credit facility provides for events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenant, cross-defaults, bankruptcy, material adverse change arising from compliance with ERISA, material adverse judgments, entering into guarantees and change of ownership and control. It is also an event of default under the bank credit facility if the Company's registration statement in connection with the Coleman merger is not declared effective by the SEC on or before October 30, 1999 or if the merger does not occur within 25 business days of the effectiveness of the registration statement or if the cash consideration--including any payments on account of the exercise of any appraisal rights, but excluding related legal, accounting and other customary fees and expenses--to consummate the Coleman merger exceeds $87.5 million. Although there can be no assurance, the Company anticipates that it will satisfy these conditions. Furthermore, the bank credit facility requires the Company to prepay term loans under the bank credit facility on each of September 30, 1999 and December 31, 1999 to the extent that cash on hand in the Company's concentration accounts plus the aggregate amount of unused revolving loan commitments on these dates (excluding, for the September 30, 1999 measurement date, $52.5 million reserved for the Coleman merger), exceeds $115 million and $125 million, respectively, but Sunbeam is not required to prepay more than $69.3 million in the aggregate as a result of the provision.


     Unless waived by the bank lenders, the failure of the Company to satisfy any of the financial ratios and tests contained in the bank credit facility or the occurrence of any other event of default under the bank credit facility would entitle the bank lenders to (a) receive a 2.00% increase in the interest rate applicable to outstanding loans and increase the trade letter of credit fees to 1.00% and (b) accelerate the maturity of the outstanding borrowings under the bank credit facility and exercise all or any of their other rights and remedies. Any such acceleration or other exercise of rights and remedies would likely have a material adverse effect on Sunbeam.


     The bank credit facility also includes provisions for the deferral of the 1999 scheduled term loan payments of $69.3 million until April 10, 2000 subject to delivery of certain collateral documents and the filing of an amendment to the Company's registration statement on Form S-4 relating to the Coleman merger. If these conditions are met, and there are no events of default, the scheduled loan payments will be extended until April 10, 2000. The Company anticipates that it will satisfy these conditions and, accordingly, has classified these amounts as long-term in the Consolidated Balance Sheet. See
Note 3 of Notes to Consolidated Financial Statements.



Cash Flows

     As of December 31, 1998, Sunbeam had cash and cash equivalents of $61.4 million, working capital excluding cash and cash equivalents of $427.1 million and total debt of $2.3 billion. Cash used in operating activities during 1998 was $190.4 million compared to $6.0 million used in operating activities in 1997. This change is primarily attributable to lower earnings after giving effect to non-cash charges partially offset by improvements in working capital. During 1998, $184.2 million in cash was generated by reducing receivables, including through the revolving trade accounts receivable securitization program described below, and reducing inventories, which was partially offset by a $68.2 million reduction in accounts payable levels. In the fourth quarter of 1998, cash provided by operating activities totaled $34.3 million, principally due to cash generated by reducing receivables and inventories of $181.9 million. The decrease in cash provided by operations from 1996 to 1997 is primarily attributable to increased inventory levels in 1997 and spending in 1997 related to the restructuring initiatives accrued for in 1996, largely offset by an increase in cash generated by earnings in 1997 and an income tax refund (net of payments) in 1997. Cash used in operating activities reflects proceeds of $200.0 million in 1998 and $58.9 million in 1997 from the Company's revolving trade accounts receivable securitization program, described below.


     Cash used in investing activities in 1998 reflects $522.4 million for the acquisitions. In 1997, cash provided by investing activities reflected $91.0 million in proceeds from the sales of divested operations and other assets. Capital spending totaled $53.7 million in 1998 and was primarily for manufacturing efficiency initiatives, equipment and tooling for new products, and management information systems hardware and software licenses. The new product capital spending principally related to the air and water filtration products which were discontinued in the second quarter of 1998, electric blankets, grills, clippers and appliances. Capital spending in 1997 was $60.5 million and was primarily attributable to manufacturing capacity expansion, cost reduction initiatives and equipment to manufacture new products. The new product capital spending in 1997 principally related to appliances and included costs related to blenders, toasters, stand mixers, slow cookers and a soft serve ice cream product. Capital spending in 1996 was $75.3 million, including
$14.5 million related to the discontinued furniture business, and was primarily attributable to equipment for new product development and cost reduction initiatives. As discussed above, the Company's capital and Year 2000 compliance expenditures are limited under the terms of the bank credit facility.


     Cash provided by financing activities totaled $766.2 million in 1998 and reflects:


     o the net proceeds from the sale of debentures of $729.6 million;


     o the cancellation and repayment of all outstanding balances under the Company's $250 million September 1996 revolving credit facility;


     o the repayment of debt in connection with the acquisitions;


     o the early extinguishment of the $75.0 million Hattiesburg industrial revenue bond; and


     o net borrowings under the bank credit facility.


     In addition, cash provided by financing activities during 1998 includes $19.6 million of proceeds from the exercise of stock options.


     During 1997, cash provided by financing activities of $16.4 million reflected:


     o net borrowings of $5.0 million under the Company's September 1996 revolving credit facility;


     o $12.2 million of debt repayments related to the divested furniture business and other assets sold; and


     o $26.6 million in cash proceeds from the exercise of stock options.


     During 1996, cash provided by financing activities of $45.3 million primarily reflected:


     o revolving credit facility borrowings of $30.0 million to support working capital and capital spending requirements;


     o $11.5 million in new issuances of long-term debt; and


     o $4.6 million in proceeds from the sale of treasury shares to certain executives of the Company.


     In December 1997, the Company entered into a revolving trade accounts receivable securitization program, which as amended expires in March 2000, to sell without recourse, through a wholly-owned subsidiary, up to a maximum of $70 million in trade accounts receivable. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables. For the year ended December 31, 1998, the Company sold approximately $200 million of accounts receivable under this program. At December 31, 1998, the Company had reduced accounts receivable by $20.0 million for receivables sold under this program. The Company expects to continue to utilize the securitization program to finance a portion of its accounts receivable. See Note 5 of Notes to Consolidated Financial Statements.


     At December 31, 1998, standby and commercial letters of credit aggregated $82.3 million and were predominately for insurance, pension, environmental, workers' compensation, and international trade activities. In addition, as of December 31, 1998, surety bonds with a contract value of $26.5 million were outstanding largely as a result of litigation judgments that are currently under appeal.


     For additional information relating to the debentures, the bank credit facility and the repayment of debt, see Note 3 of Notes to Consolidated and Consolidated Financial Statements.


     The Company expects to acquire the remaining equity interest in Coleman in a merger transaction in which the existing Coleman minority shareholders will receive 0.5677 share of the Company's common stock and $6.44 in cash for each share of Coleman common stock outstanding. In addition, unexercised options under Coleman's stock option plans will be cashed out at a price per share equal to the difference between $27.50 and the exercise price of such options. The Company expects to issue approximately 6.7 million shares of common stock and expend approximately $87 million in cash, including cash paid to option holders, to complete the Coleman transaction. See Note 2 and Note 15 to Consolidated Financial Statements. Although there can be no assurance, it is anticipated that the Coleman merger will occur in the second half of fiscal 1999.


     The Company believes its borrowing capacity under the bank credit facility, cash flow from the combined operations of the Company and its acquired companies, existing cash and cash equivalent balances, and its receivable securitization program will be sufficient to support working capital needs, capital expenditure and Year 2000 compliance spending, and debt service through April 10, 2000. The Company intends to negotiate with its lenders on an amendment to the bank credit facility, negotiate with its lenders on further waiver of such covenants and other terms or refinance the bank credit facility. Any decisions with respect to such amendment, waiver, or refinancing will be made based on a review from time to time of the advisability of particular transactions. There can be no assurance that an amendment, further waiver of existing covenants and other terms, or refinancing will be entered into by April 10, 2000. The failure to obtain such an amendment, further waiver or debt refinancing would likely result in violation of existing covenants and compliance with other terms, which would permit the bank lenders to accelerate the maturity of all outstanding borrowings under the bank credit facility, which would likely have a material adverse effect on the Company. Accordingly, debt related to the bank credit facility and all debt containing cross-default provisions was classified as current in the second quarter of 1999.


     In May 1998, the NYSE advised the Company that it did not meet the NYSE's continuing listing standards because the Company did not have tangible net assets of $12.0 million at December 31, 1997 and average annual net income of at least $0.6 million for fiscal years 1997, 1996 and 1995. The Company representatives met with NYSE officials, and in March 1999, the NYSE informed the Company that the Company's common stock would not be delisted at that time, although the NYSE would, however, continue to monitor the Company's financial condition and operations. The NYSE subsequently advised the Company that the NYSE had revised its continuing listing standards, and that the Company is in compliance with the revised standards.


     In April 1999, the NYSE advised Coleman that it did not meet the NYSE's continuing listing standards because Coleman did not have tangible assets of at least $12.0 million at September 30, 1998 and an annual net income of at least $0.6 million for fiscal years 1997, 1996 and 1995. At that time, Coleman requested the NYSE to continue to list the Coleman common stock until completion of the merger. The NYSE subsequently advised Coleman that Coleman also failed to satisfy certain non-financial continuing listing standards. The NYSE subsequently advised Coleman that the NYSE had revised its continuing listing standards, and that Coleman is in compliance with the revised financial standards. Coleman and the NYSE have agreed upon a program whereby Coleman will correct the deficiencies in its non-financial continuing listing standards by the end of 1999. Coleman is currently complying with such program. If Coleman were to be delisted from the NYSE, it could adversely affect the market price of Coleman's common stock and Coleman's ability to sell its capital stock to third parties. However, the Company's bank credit facility currently restricts Coleman from taking such actions.


     By letter dated June 17, 1998, the staff of the Division of Enforcement of the SEC advised the Company that it was conducting an informal inquiry into Sunbeam's accounting policies and procedures and requested that the Company produce documents. On July 2, 1998, the SEC issued a Formal Order of Private Investigation, designating officers to take testimony and pursuant to which a subpoena was served on the Company requiring the production of documents. On November 4, 1998, the Company received another SEC subpoena requiring the production of additional documents. The Company has provided numerous documents to the SEC staff and continues to cooperate with the SEC staff. The Company has, however, declined to provide the SEC with material that the Company believes is subject to the attorney-client privilege and the work product liability. The Company cannot predict the term of such investigation or its potential outcome.


     The Company is involved in significant litigation, including class and derivative actions, relating to events which led to the restatement of its consolidated financial statements, the issuance of the MacAndrews & Forbes warrant, the sale of the debentures and the employment agreements, of Messrs. Dunlap and Kersh. The Company intends to vigorously defend each of the actions, but cannot predict the outcome and is not currently able to evaluate the likelihood of the Company's success in each case or the range of potential loss. However, if the Company were to lose these suits, judgments would likely have a material adverse effect on the Company's financial position, results of operations and cash flows. Additionally, the Company's insurance carriers have filed various suits requesting a declaratory judgment that the directors' and officers' liability insurance policies for excess coverage was invalid and/or had been properly canceled by the carriers or have advised the Company of their intent to deny coverage under such policies. The Company intends to pursue recovery from all of its insurers if damages are awarded against the Company or its indemnified officers and/or directors under any of the foregoing actions and to recover attorneys' fees covered under those policies. The Company's failure to obtain such insurance recoveries following an adverse judgment against the Company on any of the foregoing actions could have a material adverse effect on the Company's financial position, results of operations and cash flows.


     Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs, and other significant factors which vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. As of December 31, 1998, the Company had established accruals for litigation matters of $31.2 million (representing $17.5 million and $13.7 million for estimated damages or settlement amounts and legal fees, respectively) and $9.9 million as of December 28, 1997, (representing $3.0 million and
$6.9 million for estimated damages or settlement amounts and legal fees, respectively). It is anticipated that the $31.2 million accrual will be paid as follows: $22.4 million in 1999, $7.5 million in 2000, and $1.3 million in 2001. The Company believes, based on information known to the Company on December 31, 1998, that anticipated probable costs of litigation matters existing as of December 31, 1998 have been adequately reserved, to the extent determinable.


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

     For additional information relating to litigation, see Item 3--Legal Proceedings.


NEW ACCOUNTING STANDARDS

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company adopted SOP 98-1 effective January 1, 1999. Adoption of this statement did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows. Actual charges incurred due to systems projects may be material.


     In April 1998, the AICPA issued Statement of Position 98-5, Reporting on the Cost of Start-up Activities ("SOP 98-5"). SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company adopted SOP 98-5 beginning January 1, 1999. Adoption of this statement did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.


     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the recognition of all derivatives in the Consolidated Balance Sheets as either assets or liabilities measured at fair value. The Company has not yet determined the impact SFAS
No. 133 will have on its consolidated financial position, results of operations or cash flows.


YEAR 2000 READINESS DISCLOSURE

     The following disclosure is as of May 11, 1999.


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


  Sunbeam's Approach to Year 2000 Issues

     While the Company's Year 2000 readiness planning has been underway for over one year, during the third quarter of 1998 the Company established a cross-functional project team consisting of senior managers, assisted by three external consulting firms which were retained to provide consulting services and to assist the Company in implementing its Year 2000 strategy. This team is headed by the Company's Chief Financial Officer who reports directly to the Company's Chief Executive Officer on this issue. The audit committee of the board of directors is advised periodically on the status of Sunbeam's Year 2000 readiness program.


     The Year 2000 project team has developed a phased approach to identify and resolve Year 2000 issues with many of these activities conducted in parallel. The Company's approach and the anticipated timing of each phase are described below.


     Phase 1--Inventory and Assessment. During the first phase of the Company's Year 2000 readiness program, the Company established a Year 2000 program management office to centralize the management of all of the Company's Year 2000 projects. Through this office, the Company developed a corporate-wide, uniform strategy for assessing and addressing the Year 2000 issues.


     The Company has completed an inventory of its hardware and software systems, manufacturing equipment, electronic data interchange, telecommunications and other technical assets potentially subject to Year 2000 problems, such as security systems and controls for lighting, air conditioning, ventilation and facility access. This inventory was then entered into the Company's Year 2000 database along with a determination of the item's level of criticality to operations. For those inventory items anticipated to have a significant effect on the business if not corrected, the Company's Year 2000 program envisions repair or replacement and testing of such items. All information relative to each item is being tracked in the Company's Year 2000 database. The Company completed most of this phase during the third and fourth quarters of 1998. Sunbeam has completed a review of the readiness of embedded microprocessors in its products and determined that none of the Company's products have Year 2000 date sensitive systems.


     Phase 2--Correction and Testing. The second phase of the Company's Year 2000 readiness program is structured to replace, upgrade or remediate, as necessary, those items identified during Phase 1 as requiring corrective action.


     The Company relies on its IT functions to perform many tasks that are critical to its operations. Significant transactions that could be impacted by not being ready for any Year 2000 issues include, among others:


     o purchases of materials;

     o production management;

     o order entry and fulfillment;

     o payroll processing; and

     o billing and collections.

     Systems and applications that have been identified by the Company to date as not currently Year 2000 ready and which are critical to the Company's operations include:


     o financial software systems, which process:

       o order entry;

       o purchasing;

       o production management;

       o general ledger;

       o accounts receivable; and

       o accounts payable functions;

       o payroll applications; and

       o critical applications in the Company's manufacturing and distribution facilities, such as warehouse management applications.


Recognizing how dependent the entire company is on IT, the Company decided in 1997 to replace its primary business applications with a uniform international business and accounting information system to address the systems or applications listed above as well as to improve internal reporting processes. Based upon representations from the manufacturer that the current version of this uniform information system is Year 2000 ready, the Company has been actively upgrading its business sites that currently utilize this uniform system to the Year 2000 ready version. In addition to the pre-acquisition Sunbeam locations which had already utilized an earlier non-Year 2000 ready version of this uniform business and accounting information system, Eastpak, Mr. Coffee, Health-o-Meter, and Sunbeam Latin America are replacing their current non-Year 2000 ready systems with this new uniform system. In addition, Coleman Europe is also replacing key business components with this new system.


     The Company is also actively replacing and/or upgrading a number of business systems that are not Year 2000 ready, including those that use localized business system packages which were not candidates to be replaced by the uniform business and accounting information system. For example, at Coleman approximately 2,000 mainframe software programs that are used in lieu of Sunbeam's uniform business and accounting information system have been remediated and tested to be Year 2000 ready. With respect to the Company's non-IT systems, including time and attendance, security, and in-line manufacturing hardware, the Company is actively analyzing these items to assess any Year 2000 issues. To date, no material issues have been discovered, and the Company will continue to review, test and correct, if necessary, such items.


     The Company has largely implemented the corrective work described above and expects to complete final testing and implementation of such systems in the third quarter and early fourth quarter of 1999.


     Phase 3--Customers, Suppliers and Business Partners. The third phase of the Company's Year 2000 readiness program which was initiated during the third and fourth quarters of 1998 is designed to assess and interact with the Company's customers, suppliers, and business partners. As part of this effort, the Company surveyed 1,100 vendors and suppliers, a portion of which did not provide an initial response. During the first five months of 1999, "high risk" vendors were contacted directly and the number of non-respondents has since decreased substantially. In fact, currently only 13% of the Company's vendors who were surveyed are categorized as "high risk" which includes non-respondents. Based on the most recent responses to the survey and continued evaluation, the Company believes that there is only a low to a medium risk of Year 2000 issues for the remaining vendors. The Company will continue to monitor the Year 2000 progress of the "high risk" vendors and will re-survey these companies in late August to determine the appropriate course of action. Furthermore, the Company is in the process of contacting alternate vendors who are Year 2000 ready to replace critical vendors deemed "high risk" in the event that these vendors are not found to be Year 2000 ready. The Company has not independently verified the responses of vendors and does not anticipate undertaking such independent verification process.


     Beginning in the second quarter of 1999, the Company began contacting its major customers to confirm their preparations for Year 2000 issues. Sunbeam has already responded to numerous customer inquiries and believes that all of the Company's major customers have established programs to deal with Year 2000 issues. In order to improve the Company's communication with its customers, suppliers and business partners, the Company has set up a Sunbeam Year 2000 telephone number and is in the process of providing Year 2000 information on a Company web site.


     Phase 4--Contingency Planning. This phase will involve contingency planning for unresolved Year 2000 issues, particularly any issues arising with third party suppliers. The Company's Year 2000 readiness program is ongoing and its ultimate scope, as well as the consideration of contingency plans, will continue to be evaluated as new information becomes available. As a precautionary measure, the Company plans to establish a contingency plan for addressing any effects of the Year 2000 on its operations, whether due to the Company's systems or those of third parties not being ready for any Year 2000 issues. The Company expects to substantially complete such contingency plan by September 30, 1999; such contingency plan will address alternative processes, such as manual procedures, electronic spreadsheets, potential alternative service providers, and plans to address Year 2000 readiness issues as they arise. Such contingency plans may also require an increase in inventory during the second half of 1999 to protect against supply interruption.


  The Risks of Sunbeam's Year 2000 Approach

     The independent consultants assisting the Company in its Year 2000 readiness program have reviewed and concurred with the Company's approach, have assisted in developing cost estimates and have monitored costs for the largest single component (upgrade or installation of the Company's uniform system) of the Company's Year 2000 program. Since the Company's Year 2000 program was developed and is monitored with the help of independent consultants, the Company did not engage another independent third party to verify the program's overall approach or total cost; based on this, the Company believes that the Company's exposure in this regard is mitigated. In addition, through the use of external third-party diagnostic software packages that are designed to analyze the Year 2000 readiness of business software programs, the Company was able to identify potential Year 2000 issues at Coleman. Given this, the Company believes that it has also mitigated its risk by validating and verifying key program components.


     Management believes that, although there are significant systems that are being modified or replaced, including the uniform business and accounting information system, the Company's information systems environment will be made Year 2000 ready prior to January 1, 2000. The Company's failure to timely complete such corrective work could have a material adverse impact on the Company.


     With respect to customers, suppliers and business partners, the failure of some of these third parties to become Year 2000 ready could also have a material adverse impact on the Company. For example, the failure of some of the Company's principal suppliers to have Year 2000 ready internal systems could impact the Company's ability to manufacture and/or ship its products or to maintain adequate inventory levels for production.


     At this time, the Company believes that the most likely "worst-case" scenario relating to Year 2000 involves potential disruptions in areas in which the Company's operations must rely on third parties, such as suppliers, whose systems may not work properly after January 1, 2000. While such system failures could either directly or indirectly affect important operations of the Company and its subsidiaries in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failures. Subject to the nature of the goods or services provided to the Company by third parties whose operations are not made ready for Year 2000 issues, the impact on the Company's operations could be material if appropriate contingency plans cannot be developed prior to January 1, 2000.


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


  The Costs to Address Sunbeam's Year 2000 Issues

     Through December 31, 1998 the Company had expended approximately
$19 million to address Year 2000 issues of which approximately 50% was recorded as capital expenditures and the remainder as SG&A expense. The Company's current assessment of the total costs to address and remedy Year 2000 issues and enhance its operating systems, including costs for the acquired companies, is approximately $60 million.


     This estimate includes the following categories:


o uniform international business and accounting system                                            $40 million

o localized business system software upgrades and remediation                                     $ 9 million

o Year 2000 readiness assessment and tracking                                                     $ 6 million

o upgrade of personal computers and related software                                              $ 5 million


     The amount to be incurred for Year 2000 issues during 1999 of approximately $41 million represents over 50% of the Company's total 1999 budget for information systems and related support, including Year 2000 costs. A large majority of these costs are expected to be incremental expenditures that will not recur in the Year 2000 or thereafter. Fees and expenses related to third party consultants, who are involved in the program management office as well as the modification and replacement of software, represent approximately 75% of the total estimated cost. The balance of the total estimated cost relates primarily to software license fees and new hardware, but excludes the costs associated with company employees. The Company expects these expenditures to be financed through operating cash flows or borrowings, as applicable. A significant portion of these expenditures will enhance the Company's operating systems in addition to resolving the Year 2000 issues. As the Company completes its assessment of the Year 2000 issues, the actual expenditures incurred or to be incurred may differ materially from the amounts shown above. The bank credit facility does not permit the Company to spend more than $50 million on Year 2000 testing and remediation during 1999.


     Because Year 2000 readiness is critical to the business, the Company has redeployed some resources from non-critical system enhancements to address Year 2000 issues. In addition, due to the importance of IT systems to the Company's business, management has deferred non-critical systems enhancements as much as possible. The Company does not expect these redeployments and deferrals to have a material impact on the Company's financial condition, results of operations or cash flows.


EFFECTS OF INFLATION

     For each of the three years in the period ended December 31, 1998 the Company's cost of raw materials and other product remained relatively stable. To the extent possible, the Company's objective is to offset the impact of inflation through productivity enhancements, cost reductions and price increases.


CAUTIONARY STATEMENTS

     Certain statements in this prospectus may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (the "Act") and in releases made by the SEC. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the word "estimate," "project," "intend," "expect," "believe," "may," "well," "should," "seeks," "plans," "scheduled to," "anticipates," or "intends," or the negative of these terms or other variations of these terms or comparable language, or by discussions of strategy or intentions, when used in connection with the Company, including its management. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. These cautionary statements are being made pursuant to the Act, with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements with respect to the Company include, but are not limited to, risks associated with:


     o high leverage;

     o The Company's ability to comply with the terms of its bank credit facility, including financial covenants and covenants related to the completion of the Coleman merger, or to enter into an amendment to its credit agreement containing financial covenants which it and its bank lenders find mutually acceptable, or to continue to obtain waivers from its bank lenders with respect to its compliance with the existing covenants contained in the bank credit facility, and to continue to have access to its revolving credit facility, or the Company's ability to refinance its indebtedness at acceptable rates with acceptable terms;


     o The Company's ability to integrate the recently acquired Coleman, Signature Brands and First Alert companies and expenses associated with such integration;


     o The Company's sourcing of products from international vendors, including the ability to select reliable vendors and to avoid delays in shipments;


     o The Company's ability to maintain and increase market share for its products at anticipated margins;


     o The Company's ability to successfully introduce new products and to provide on-time delivery and a satisfactory level of customer service;


     o changes in domestic and/or foreign laws and regulations, including changes in tax laws, accounting standards, environmental laws, occupational, health and safety laws;


     o access to foreign markets together with foreign economic conditions, including currency fluctuations and trade, monetary and/or tax policies;


     o uncertainty as to the effect of competition in existing and potential future lines of business;

     o fluctuations in the cost and availability of raw materials and/or products;

     o changes in the availability and costs of labor;


     o effectiveness of advertising and marketing programs;

     o economic uncertainty in Japan, Korea and other Asian countries, as well as in Mexico, Venezuela, and other Latin American countries;

     o product quality, including excess warranty costs, product liability expenses and costs of product recalls;

     o weather conditions which can have an unfavorable impact upon sales of certain of Sunbeam's products;


     o the numerous lawsuits against the Company and the SEC investigation into Sunbeam's accounting practices and policies, and uncertainty regarding Sunbeam's available coverage on its directors' and officers' liability insurance;


     o the possibility of a recession in the United States or other countries resulting in a decrease in consumer demands for the Company's products;


     o actions by competitors including business combinations, new product offerings and promotional activities; and


     o failure of the Company and/or its suppliers of goods or services to timely complete the remediation of computer systems to effectively process Year 2000 information.


Other factors and assumptions not included in the list above may cause the Company's actual results to materially differ from those projected.

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


     On June 25, 1998, Sunbeam announced that Arthur Andersen would not consent to the inclusion of its opinion on Sunbeam's 1997 financial statements in a registration statement Sunbeam was planning to file with the SEC. On June 30, 1998, Sunbeam announced that the audit committee of its board of directors would conduct a review of Sunbeam's prior financial statements and that, therefore, those financial statements should not be relied upon. Sunbeam also announced that Deloitte & Touche had been retained to assist the audit committee and Arthur Andersen in their review of Sunbeam's prior financial statements. On August 6, 1998, Sunbeam announced that the audit committee had determined that Sunbeam would be required to restate its financial statements for 1997, the first quarter of 1998 and possibly 1996, and that the adjustments, while not then quantified, would be material. On October 20, 1998 Sunbeam announced the restatement of its financial results for a six-quarter period from the fourth quarter of 1996 through the first quarter of 1998. On November 12, 1998, Sunbeam filed a Form 10-K/A for the year ended December 28, 1997, which contains an unqualified opinion by Arthur Andersen on Sunbeam's restated consolidated financial statements as of December 29, 1996 and December 28, 1997 and for each of the three years in the period ended December 28, 1997.


     Arthur Andersen's report on Sunbeam's financial statements for the two fiscal years of Sunbeam ended December 28, 1997 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits for those periods and through November 20, 1998, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen would have caused Arthur Andersen to make reference thereto in their report on the financial statements for such years. Sunbeam has not consulted with Deloitte & Touche on any matter that was either the subject of a disagreement or a reportable event between Sunbeam and Arthur Andersen.


     In connection with the restatements referred to above, in a letter dated October 16, 1998, Arthur Andersen advised Sunbeam that there existed the following conditions that Arthur Andersen believed to be material weaknesses in Sunbeam's internal controls:


            "In our opinion, [Sunbeam's] design and effectiveness of its internal control were inadequate to detect material misstatements in the preparation of [Sunbeam's] 1997 annual (before audit) and quarterly financial statements."


     As part of its audit of Sunbeam's 1997 consolidated financial statements that led to the restatement of these financial statements, Arthur Andersen was required to consider Sunbeam's internal controls in determining the scope of its audit procedures. Arthur Andersen has advised management of its concerns regarding Sunbeam's internal controls. Management is addressing these concerns and although Sunbeam has not yet fully implemented all additional planned controls, management believes that the interim measures Sunbeam has adopted to prevent material misstatements in its financial statements will be effective until the remainder of the additional controls can be implemented.


                                    PART III


ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT


     Information regarding the Company's directors is incorporated by reference to the information set forth under "Proposal 1--To Elect the Following Eight Directors of the Company for a Term of One Year" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders (the "Proxy Statement"), which

Proxy Statement has been filed with the SEC pursuant to Regulation 14A. Information regarding executive officers of the Registrant is included under a separate caption in Part I hereof. Information regarding compliance with
Section 16(a) of the Exchange Act is incorporated by references to the information included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement.


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

 EXHIBIT
  NUMBER     DESCRIPTION
----------   --------------------------------------------------------------------------------------------------------
    3.a       --   Amended and Restated Certificate of Incorporation of Sunbeam(3)
    3.b       --   By-laws of Sunbeam, as amended(11)
    4.a       --   Indenture dated as of March 25, 1998, by and among the Company and Bank of New York, Trust, with respect to the Zero Coupon Convertible Senior Subordinated Debentures
                   due 2018(8)
    4.b       --   Registration Rights Agreement dated March 25, 1998, by and among the Company and Morgan Stanley &
                   Co., Inc., with respect to the Zero Coupon Convertible Senior Subordinated Debentures due 2018(8)
    4.c       --   Registration Rights Agreement, dated as of March 29, 1998, between the Company and Coleman
                   (Parent) Holdings, Inc.(9)
    4.d       --   Settlement Agreement, dated as of August 12, 1998, by and between the Company and Coleman (Parent)
                   Holdings, Inc.(10)
    4.e       --   Amendment to Registration Rights Agreement, dated as of August 12, 1998, between the Company and
                   Coleman (Parent) Holding, Inc.*
   10.a       --   Employment Agreement dated as of February 20, 1998, by and between Sunbeam and
                   Albert J. Dunlap(7)
   10.b       --   Employment Agreement dated as of February 20, 1998, by and between Sunbeam and Russell A. Kersh(7)
   10.c       --   Employment Agreement dated as of February 20, 1998, by and between Sunbeam and
                   David C. Fannin(7)

 EXHIBIT
  NUMBER     DESCRIPTION
----------   --------------------------------------------------------------------------------------------------------
   10.d       --   Employment Agreement dated as of January 1, 1997, by and between Sunbeam and
                   Donald Uzzi(5)
   10.e       --   Sunbeam Executive Benefit Replacement Plan(7)
   10.f       --   Amended and Restated Sunbeam Corporation Stock Option Plan*
   10.g       --   Performance Based Compensation Plan(7)
   10.h       --   Tax Sharing Agreement dated as of October 31, 1990, by and among Sunbeam, SAIL, SOHO, Montey and the subsidiaries of Sunbeam listed therein(1)
   10.i       --   Receivables Sale and Contribution Agreement dated as of December 4, 1997, between Sunbeam
                   Products, Inc. and Sunbeam Asset Diversification, Inc.(7)
   10.j       --   Receivables Purchase and Servicing Agreement dated as of December 4, 1997, between Sunbeam
                   Products, Inc., Llama Retail, L.P., Capital USA, LLC and Sunbeam Asset Diversification, Inc.(7)
   10.k       --   Agreement and Plan of Merger among Sunbeam Corporation, Laser Acquisition Corp., CLN Holdings,
                   Inc., and Coleman (Parent) Holdings, Inc. dated as of February 27, 1998(7)
   10.l       --   Agreement and Plan of Merger among Sunbeam Corporation, Camper Acquisition Corp., and The Coleman
                   Company, Inc. dated as of February 27, 1998(7)
   10.m       --   Agreement and Plan of Merger between Sunbeam Corporation, Java Acquisition Corp., and Signature
                   Brands USA, Inc. dated as of February 28, 1998(7)
   10.n       --   Stock Purchase Agreement among Java Acquisition Corp. and the Sellers named therein dated as of
                   February 28, 1998(7)
   10.o       --   Agreement and Plan of Merger by and among Sunbeam Corporation, Sentinel Acquisition Corp., and
                   First Alert, Inc. dated as of February 28, 1998(7)
   10.p       --   Stock Sale Agreement among Sunbeam Corporation and the Shareholders named therein dated as of
                   February 28, 1998(7)
   10.q       --   Credit Agreement dated as of March 30, 1998, among Sunbeam Corporation, the Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., Bank of America National
                   Trust and Savings Association and First Union National Bank(8)
   10.r       --   First Amendment to Credit Agreement dated as of May 8, 1998, among Sunbeam Corporation, the
                   Subsidiary Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior
                   Funding, Inc., Bank America National Trust and Savings Association and First Union National
                   Bank(8)
   10.s       --   Second Amendment to Credit Agreement dated as of March 30, 1998, among the Company, the Subsidiary
                   Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc.,
                   Bank America National Trust and Savings Association and First Union National Bank(11)
   10.t       --   Third Amendment to Credit Agreement dated as of October 19, 1998, among the Company, the
                   Subsidiary Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior
                   Funding, Inc., Bank America National Trust and Savings Association and First Union National
                   Bank(11)
   10.u       --   Fourth Amendment to Credit Agreement dated as of April   , 1998, among the Company, the Subsidiary
                   Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc.,
                   Bank America National Trust and Savings Association and First Union National Bank*
   10.v       --   Fifth Amendment to Credit Agreement, Third Waiver and Agreement dated April 15, 1999; among the
                   Company, the Subsidiary Borrowers referred to therein, the Lenders party thereto, Morgan Stanley
                   Senior Funding, Inc., Bank America National Trust and Savings Association and First Union National
                   Bank(13)
   10.w       --   Employment Agreement between the Company and Jerry W. Levin dated June 15, 1998(11)

 EXHIBIT
  NUMBER     DESCRIPTION

----------   --------------------------------------------------------------------------------------------------------
   10.x       --   Employment Agreement between the Company and Paul Shapiro dated June 15, 1998(11)
   10.y       --   Employment Agreement between the Company and Bobby Jenkins dated June 15, 1998(11)
   10.z       --   Agreement between the Company and David Fannin dated August 20, 1998(11)
   10.aa      --   First Amendment to Receivables Sale and Contribution Agreement dated April 2, 1998, between
                   Sunbeam Products, Inc. and Sunbeam Asset Diversification, Inc.(11)
   10.bb      --   First Amendment to Receivables Purchase and Servicing Agreement dated April 2, 1998, between Llama
                   Retail Funding, L.P., Capital USA, L.L.C., Sunbeam Products, Inc. and Sunbeam Asset
                   Diversification, Inc.(11)
   10.cc      --   Second Amendment to Receivables Purchase and Servicing Agreement dated July 29,1998, between Llama
                   Retail Funding, L.P., Capital USA, L.L.C., Sunbeam Products, Inc. and Sunbeam Asset
                   Diversification, Inc.(11)
   10.dd      --   Sunbeam Corporation Management Incentive Compensation Plan*
   10.ee      --   Sunbeam Corporation Stock Option Repricing Plan*
   10.ff      --   Amendment No.1 to Agreement and Plan of Merger, dated as of March 29, 1998, among the Company,
                   Laser Acquisition Corp., Coleman(Parent) Holdings, Inc., and CLN Holdings, Inc.(13)
   10.gg      --   Employment Agreement dated as of August 31, 1998 between the Company and Karen K. Clark.*
   10.hh      --   Employment Agreement dated as of October 1, 1998 between the Company and Jack Hall.*
   10.ii      --   Employment Agreement dated as of December 16, 1998 between the Company and Janet G. Kelley.*
   10.jj      --   Compensation and Indemnification Agreement entered into as of June 29, 1998, between the Company and each of Howard G. Kristol, Charles M. Elson, Peter A. Langerman and Faith Whittlesey.*
   10.kk      --   Agreement between Sunbeam Asset Diversification, Inc. and Capital USA, LLC amending the
                   Receivables Purchase Agreement among Llama Retail Funding, L.P., Sunbeam Asset Diversification,
                   Inc., Capital USA, LLC and Sunbeam Products, Inc.*
   21.        --   Subsidiaries of the Registrant(7)
   23.1       --   Independent Auditors' Consent--Deloitte & Touche LLP
   23.2       --   Consent of Independent Certified Public Accountants--Arthur Andersen LLP
   27.        --   Financial Data Schedule, submitted electronically to the Securities and Exchange Commission for information only and not filed.

------------------
(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

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

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997.

                                              (Footnotes continued on next page)

(Footnotes continued from previous page)

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997.

(8) Incorporated by reference to the Company's Report on Form 10-Q/A for the quarter ended March 30, 1998.

(9) Incorporated by reference to the Company's Report on Form 8-K filed April 13, 1998.

(10) Incorporated by reference to the Company's Report on Form 8-K filed August 14, 1998.

(11) Incorporated by reference to the Company's Report on Form 10-KA filed November 12, 1998.

(12) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1998.

(13) Incorporated by reference to the Annual Report on Form 10-K filed by the Coleman Company, Inc. on April 15, 1999.
------------------
* Filed with this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SUNBEAM CORPORATION
                                          By: /s/ BOBBY G. JENKINS
                                              -----------------------------
                                              Bobby G. Jenkins
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)

                                              Dated: November 4, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

            NAME AND SIGNATURE                                  TITLE                              DATE
-------------------------------------------  -------------------------------------------     ----------------
            /s/ JERRY W. LEVIN               Chairman of the Board and                       November 4, 1999
          -------------------------          President and Chief Executive Officer
              Jerry W. Levin                 (Principal Executive Officer)

           /s/ CHARLES M. ELSON              Director                                         November 4, 1999
          -------------------------
             Charles M. Elson

             /s/ HOWARD GITTIS               Director                                         November 4, 1999
          -------------------------
               Howard Gittis

             /s/ JOHN H. KLEIN               Director                                         November 4, 1999
          -------------------------
               John H. Klein

           /s/ HOWARD G. KRISTOL             Director                                         November 4, 1999
          -------------------------
             Howard G. Kristol

          /s/ PETER A. LANGERMAN             Director                                         November 4, 1999
          -------------------------
            Peter A. Langerman

           /s/ FAITH WHITTLESEY              Director                                         November 4, 1999
          -------------------------
             Faith Whittlesey

              /s/ KAREN CLARK                Vice President, Finance                          November 4, 1999
          -------------------------          (Principal Accounting Officer)
                Karen Clark

                      SUNBEAM CORPORATION AND SUBSIDIARIES
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                             PAGE
                                                                                                             ----

FINANCIAL STATEMENTS:

Report of Independent Auditor's Report....................................................................    F-2

Report of Independent Certified Public Accountants........................................................    F-3

Consolidated Statements of Operations for the Fiscal Years Ended December 31, 1998, December 28, 1997 and
  December 29, 1996.......................................................................................    F-4

Consolidated Balance Sheets as of December 31, 1998 and December 28, 1997.................................    F-5

Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended December 31, 1998,
  December 28, 1997 and December 29, 1996.................................................................    F-6

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 1998, December 28, 1997 and
  December 29, 1996.......................................................................................    F-7

Notes to Consolidated Financial Statements................................................................    F-8

FINANCIAL STATEMENT SCHEDULE:*

II. Valuation and Qualifying Accounts.....................................................................   F-52

* All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore not included herein.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Sunbeam Corporation and subsidiaries:

     We have audited the accompanying consolidated balance sheet of Sunbeam Corporation and subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule as of and for the year ended December 31, 1998, listed in the Index to Financial Statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We did not audit the consolidated financial statements of The Coleman Company, Inc. and subsidiaries (consolidated subsidiaries), which statements reflect total assets constituting 27% of consolidated total assets as of December 31, 1998, and total revenues constituting 40% of consolidated total revenues for the year then ended. Those consolidated financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for The Coleman Company, Inc. and subsidiaries, is based solely on the report of such other auditors.

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

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
  October 16, 1998

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      FISCAL YEAR ENDED
                                                                         --------------------------------------------
                                                                         DECEMBER 31,    DECEMBER 28,    DECEMBER 29,
                                                                            1998            1997            1996
                                                                         ------------    ------------    ------------
Net sales.............................................................    $1,836,871      $1,073,090      $  984,236
Cost of goods sold....................................................     1,788,819         830,956         896,938
Selling, general and administrative expense...........................       718,077         152,653         221,655
Restructuring and asset impairment (benefit) charges..................            --         (14,582)        110,122
                                                                          ----------      ----------      ----------
Operating (loss) earnings.............................................      (670,025)        104,063        (244,479)
Interest expense......................................................       131,091          11,381          13,588
Other (income) expense, net...........................................        (4,768)             12           3,738
                                                                          ----------      ----------      ----------
(Loss) earnings from continuing operations before income taxes,
  minority interest and extraordinary charge .........................      (796,348)         92,670        (261,805)
Income taxes (benefit):
  Current.............................................................         8,667           1,528         (22,419)
  Deferred............................................................       (18,797)         38,824         (69,206)
                                                                          ----------      ----------      ----------
                                                                             (10,130)         40,352         (91,625)
                                                                          ----------      ----------      ----------
Minority interest.....................................................       (10,681)             --              --
                                                                          ----------      ----------      ----------
(Loss) earnings from continuing operations before extraordinary
  charge..............................................................      (775,537)         52,318        (170,180)
Earnings from discontinued operations, net of taxes...................            --              --             839
Loss on sale of discontinued operations, net of taxes.................            --         (14,017)        (39,140)
Extraordinary charge from early extinguishments of debt...............      (122,386)             --              --
                                                                          ----------      ----------      ----------
Net (loss) earnings...................................................    $ (897,923)     $   38,301      $ (208,481)
                                                                          ----------      ----------      ----------
                                                                          ----------      ----------      ----------
(Loss) earnings per share:
  (Loss) earnings from continuing operations before extraordinary charge:
     Basic............................................................    $    (7.99)     $     0.62      $    (2.05)
                                                                          ----------      ----------      ----------
                                                                          ----------      ----------      ----------
     Diluted..........................................................         (7.99)           0.60           (2.05)
                                                                          ----------      ----------      ----------
                                                                          ----------      ----------      ----------
  (Loss) from sale of discontinued operations:
     Basic............................................................    $       --      $    (0.17)     $    (0.46)
                                                                          ----------      ----------      ----------
                                                                          ----------      ----------      ----------
     Diluted..........................................................            --           (0.16)          (0.46)
                                                                          ----------      ----------      ----------
                                                                          ----------      ----------      ----------
  Extraordinary charge:
     Basic............................................................    $    (1.26)     $       --      $       --
                                                                          ----------      ----------      ----------
                                                                          ----------      ----------      ----------
     Diluted..........................................................         (1.26)             --              --
                                                                          ----------      ----------      ----------
                                                                          ----------      ----------      ----------
  Net (loss) earnings:
     Basic............................................................    $    (9.25)     $     0.45      $    (2.51)
                                                                          ----------      ----------      ----------
                                                                          ----------      ----------      ----------
     Diluted..........................................................         (9.25)           0.44           (2.51)
                                                                          ----------      ----------      ----------
                                                                          ----------      ----------      ----------
  Weighted average common shares outstanding:
     Basic............................................................        97,121          84,945          82,925
     Diluted..........................................................        97,121          87,542          82,925

                See Notes to Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                                        DECEMBER 31,    DECEMBER 28,
                                                                                           1998            1997
                                                                                        ------------    ------------
                                       ASSETS
Current assets:
  Cash and cash equivalents..........................................................    $   61,432      $   52,298
  Restricted investments.............................................................        74,386              --
  Receivables, net...................................................................       361,774         228,460
  Inventories........................................................................       519,189         304,900
  Prepaid expenses and other current assets..........................................        74,187          16,584
                                                                                         ----------      ----------
     Total current assets............................................................     1,090,968         602,242
Property, plant and equipment, net...................................................       455,172         249,524
Trademarks, tradenames, goodwill and other, net......................................     1,859,377         207,162
                                                                                         ----------      ----------
                                                                                         $3,405,517      $1,058,928
                                                                                         ----------      ----------
                                                                                         ----------      ----------

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current portion of long-term debt..............................    $  119,103      $      668
  Accounts payable...................................................................       162,173         108,374
  Other current liabilities..........................................................       321,185         124,085
                                                                                         ----------      ----------
     Total current liabilities.......................................................       602,461         233,127
Long-term debt, less current portion.................................................     2,142,362         194,580
Other long-term liabilities..........................................................       248,459         154,300
Deferred income taxes................................................................       100,473           4,842
Minority interest....................................................................        51,325              --
Commitments and contingencies (Notes 3 and 15)
Shareholders' equity:
  Preferred stock (2,000,000 shares authorized, none outstanding)....................            --              --
  Common stock (100,739,053 and 89,984,425 shares issued)............................         1,007             900
  Additional paid-in capital.........................................................     1,123,457         479,200
  (Accumulated deficit) retained earnings............................................      (809,997)         89,801
  Accumulated other comprehensive loss...............................................       (54,030)        (33,063)
                                                                                         ----------      ----------
  Other shareholders' equity.........................................................            --          (1,714)
                                                                                         ----------      ----------
                                                                                            260,437         535,124
  Treasury stock, at cost (4,454,394 shares in 1997).................................            --         (63,045)
                                                                                         ----------      ----------
     Total shareholders' equity......................................................       260,437         472,079
                                                                                         ----------      ----------
                                                                                         $3,405,517      $1,058,928
                                                                                         ----------      ----------
                                                                                         ----------      ----------

                See Notes to Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     (ACCUMULATED  ACCUMULATED
                                         ADDITIONAL   DEFICIT)        OTHER                                  TOTAL
                                 COMMON   PAID-IN     RETAINED     COMPREHENSIVE   UNEARNED     TREASURY  SHAREHOLDERS'
                                 STOCK    CAPITAL     EARNINGS     (LOSS) INCOME  COMPENSATION   STOCK      EQUITY
                                 ------  ----------  ------------  -------------  ------------  --------  -------------
Balance at January 1, 1996...... $ 878   $  441,786   $  266,698     $ (24,483)     $   (397)   $(83,449)   $ 601,033
Comprehensive loss:
  Net loss......................    --           --     (208,481)           --            --          --     (208,481)
  Minimum pension liability (net
    of tax of $2,672)...........    --           --           --         4,963            --          --        4,963
  Translation adjustments.......    --           --           --         1,246            --          --        1,246
                                                                                                            ---------
    Comprehensive loss..........                                                                             (202,272)
Common dividends ($0.04 per
  share)........................    --           --       (3,318)           --            --          --       (3,318)
Exercise of stock options.......     6        7,313           --            --            --          --        7,319
Grant of restricted stock.......    --       (1,120)          --            --       (14,346)     15,466           --
Amortization of unearned
  compensation..................    --           --           --            --         7,707          --        7,707
Retirement and sale of treasury
  shares........................    --          (31)          --            --            --       4,595        4,564
                                 ------  ----------   ----------     ---------      --------    --------    ---------
Balance at December 29, 1996....   884      447,948       54,899       (18,274)       (7,036)    (63,388)     415,033
Comprehensive income:
  Net earnings..................    --           --       38,301            --            --          --       38,301
  Minimum pension liability.....    --           --           --       (14,050)           --          --      (14,050)
  Translation adjustments.......    --           --           --          (739)           --          --         (739)
                                                                                                            ---------
    Comprehensive income........                                                                               23,512
Common dividends ($0.04 per
  share)........................    --           --       (3,399)           --            --          --       (3,399)
Exercise of stock options.......    16       30,496           --            --            --          --       30,512
Amortization of unearned
  compensation..................    --           --           --            --         5,322          --        5,322
Other stock issuances...........    --          756           --            --            --         343        1,099
                                 ------  ----------   ----------     ---------      --------    --------    ---------
Balance at December 28, 1997....   900      479,200       89,801       (33,063)       (1,714)    (63,045)     472,079
Comprehensive loss:
  Net loss......................    --           --     (897,923)           --            --          --     (897,923)
  Minimum pension liability.....    --           --           --       (21,795)           --          --      (21,795)
  Translation adjustments.......    --           --           --           828            --          --          828
                                                                                                            ---------
    Comprehensive loss..........                                                                             (918,890)
Common dividends ($0.02 per
  share)........................    --           --       (1,875)           --            --          --       (1,875)
Exercise of stock options.......     9       18,383           --            --            --          --       18,392
Grant of restricted stock.......     4       18,880           --            --       (32,500)         --      (13,616)
Cancellation of restricted
  stock.........................    (1)      (5,228)          --            --        10,182      (2,250)       2,703
Amortization of unearned
  compensation..................    --           --           --            --        24,032          --       24,032
Acquisition of Coleman..........    95      541,428           --            --            --      65,200      606,723
Warrants issued.................    --       70,000           --            --            --          --       70,000
Other stock issuances...........    --          794           --            --            --          95          889
                                 ------  ----------   ----------     ---------      --------    --------    ---------
Balance at December 31, 1998.... $1,007  $1,123,457   $ (809,997)    $ (54,030)     $     --    $     --    $ 260,437
                                 ------  ----------   ----------     ---------      --------    --------    ---------
                                 ------  ----------   ----------     ---------      --------    --------    ---------

                See Notes to Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                      FISCAL YEAR ENDED
                                                                         --------------------------------------------
                                                                         DECEMBER 31,    DECEMBER 28,    DECEMBER 29,
                                                                             1998           1997            1996
                                                                         ------------    ------------    ------------
OPERATING ACTIVITIES:
  Net (loss) earnings.................................................   $  (897,923)     $   38,301      $ (208,481)
  Adjustments to reconcile net (loss) earnings to net cash (used in)
    provided by operating activities:
       Depreciation and amortization..................................       107,865          39,757          47,429
       Non-cash interest charges......................................        32,531              --              --
       Restructuring and asset impairment (benefit) charges...........            --         (14,582)        110,122
       Other non-cash special charges.................................            --              --          10,047
       Loss on sale of discontinued operations, net of taxes..........            --          14,017          39,140
       Deferred income taxes..........................................       (18,797)         38,824         (69,206)
       Minority interest..............................................       (10,681)             --              --
       Loss on sale of property, plant and equipment..................         3,260              --              --
       Provision for fixed assets.....................................        39,404              --              --
       Provision for excess and obsolete inventory....................        95,830              --          60,800
       Goodwill impairment............................................        62,490              --              --
       Issuance of warrants...........................................        70,000              --              --
       Non-cash compensation charge...................................        13,118              --              --
       Extraordinary charge from early extinguishments of debt........       122,386              --              --
  Changes in operating assets and liabilities, exclusive of impact of divestitures and acquisitions:
       Receivables, net...............................................       147,045           1,044            (845)
       Inventories....................................................        37,112        (140,555)         11,289
       Accounts payable...............................................       (68,187)          4,261          11,029
       Restructuring accrual..........................................        (3,894)        (31,957)             --
       Prepaid expenses and other current assets and liabilities......        50,622         (16,092)         39,657
       Income taxes payable...........................................        15,758          52,052         (21,942)
       Change in other long-term and non-operating liabilities........        13,994          (1,401)        (27,089)
       Other, net.....................................................        (2,347)         10,288          12,213
                                                                         ------------     ----------      ----------
         Net cash (used in) provided by operating activities..........      (190,414)         (6,043)         14,163
                                                                         ------------     ----------      ----------

INVESTING ACTIVITIES:
  Capital expenditures................................................       (53,686)        (60,544)        (75,336)
  Proceeds from sale of divested operations and other assets..........         9,575          90,982              --
  Purchases of businesses, net of cash acquired.......................      (522,412)             --              --
  Other, net..........................................................          (139)             --            (860)
                                                                         ------------     ----------      ----------
         Net cash (used in) provided by investing activities..........      (566,662)         30,438         (76,196)
                                                                         ------------     ----------      ----------

FINANCING ACTIVITIES:
  Issuance of convertible senior subordinated debentures, net of
    financing fees....................................................       729,622              --              --
  Net borrowings under revolving credit facility......................     1,205,675           5,000          30,000
  Issuance of long-term debt..........................................            --              --          11,500
  Payments of debt obligations, including prepayment penalties........    (1,186,796)        (12,157)         (1,794)
  Proceeds from exercise of stock options.............................        19,553          26,613           4,684
  Sale of treasury stock..............................................            --              --           4,578
  Payments of dividends on common stock...............................        (1,875)         (3,399)         (3,318)
  Other, net..........................................................            31             320            (364)
                                                                         ------------     ----------      ----------
         Net cash provided by financing activities....................       766,210          16,377          45,286
                                                                         ------------     ----------      ----------
         Net increase (decrease) in cash and cash equivalents.........         9,134          40,772         (16,747)
  Cash and cash equivalents at beginning of year......................        52,298          11,526          28,273
                                                                         ------------     ----------      ----------
  Cash and cash equivalents at end of year............................   $    61,432      $   52,298      $   11,526
                                                                         ------------     ----------      ----------
                                                                         ------------     ----------      ----------

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

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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

     Effective in fiscal 1997, as a consequence of the initial outsourcing of the supplies inventories management function, the Company began capitalizing the cost of manufacturing supplies, whereas previously the cost of these supplies was charged to operations when purchased. This change, which management believes is preferable in that it provides for a more appropriate matching of revenues and expenses, increased pre-tax operating earnings in fiscal 1997 by $2.8 million. Additional disclosures pursuant to Accounting Principles Board ("APB") Opinion No. 20, Accounting Changes, are not provided since supplies inventories were not monitored for financial reporting purposes prior to the initial outsourcing of the inventory management function and, consequently, the information is not available.


  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. The Company provides for depreciation using primarily the straight-line method in amounts that allocate the cost of property, plant and equipment over the following useful lives:

Buildings and improvements...................................................   5 to 45 years
Machinery, equipment and tooling.............................................   3 to 15 years
Furniture and fixtures.......................................................   3 to 10 years

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

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

(undiscounted and including related interest charges), as a basis for recording any impairment loss. An impairment loss is then recorded to adjust the carrying value of goodwill to the recoverable amount. The impairment loss taken is no greater than the amount by which the carrying value of the net assets of the business exceeds its fair value.

  Derivative Financial Instruments

     The Company enters into interest rate swap agreements and foreign exchange rate contracts as part of the management of its interest rate and foreign currency exchange rate exposures. The Company has no derivative financial instruments held for trading purposes and none of the instruments is leveraged. All financial instruments are put into place to hedge specific exposures. To qualify as a hedge, the item to be hedged must expose the Company to price, interest rate or foreign currency exchange rate risk and the hedging instrument must reduce that exposure. Any contracts held or issued that do not meet the requirements of a hedge are recorded at fair value in the Consolidated Balance Sheets and any changes in that fair value recognized in operations.


     Interest rate swap agreements--Interest rate differentials to be paid or received as a result of interest rate swap agreements are accrued and recognized as an adjustment of interest expense related to the designated debt. Amounts receivable or payable under the agreements are included in receivables or other current liabilities in the Consolidated Balance Sheets. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements. Related premiums are amortized to interest expense ratably during the life of the swap agreement.


     Gains and losses on termination of interest rate swap agreements are deferred and amortized as an adjustment to interest expense over the original period of interest exposure, provided the designated liability continues to exist. Realized and unrealized changes in the fair value of interest rate swaps designated with liabilities that no longer exist are recorded as a component of the gain or loss arising from the disposition of the designated liability.


     Foreign currency options and forward contracts--Foreign currency contracts designated and effective as hedges are marked to market with realized and unrealized gains and losses deferred and recognized in operations when the designated transaction occurs. Foreign currency contracts not designated as hedges, failing to be hedges or failing to continue as effective hedges are included in operations as foreign exchange gains or losses.


     Discounts or premiums on forward contracts designated and effective as hedges are accreted or amortized to expense using the straight-line method over the term of the related contract. Discounts or premiums on forward contracts not designated or effective as hedges are included in the mark to market adjustment and recognized in income as foreign exchange gains or losses. Initial premiums paid for purchased option contracts are amortized over the related option period.


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

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

  Stock-Based Compensation Plans

     SFAS No. 123, Accounting for Stock-Based Compensation allows either adoption of a fair value method for accounting for stock-based compensation plans or continuation of accounting under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations with supplemental disclosures.


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

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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

     On August 12, 1998, the Company announced that, following investigation and negotiation conducted by a Special Committee of the Board consisting of four outside directors not affiliated with M&F, the Company had entered into a settlement agreement with an affiliate of M&F pursuant to which the Company was released from certain threatened claims of M&F and its affiliates arising from the Coleman acquisition and M&F agreed to provide certain management personnel and assistance to the Company in exchange for the issuance to the M&F affiliate of a warrant expiring August 24, 2003 to purchase up to 23 million shares of the Company's common stock at a cash exercise price of $7.00 per share, subject to antidilution adjustments. The Company concluded that the agreement to issue this warrant did not result in a new measurement date for the purposes of determining the purchase price for Coleman and has accounted for the issuance of this warrant as a cost of settling a potential claim. Accordingly, a $70.0 million non-cash SG&A expense was recorded in the third quarter of 1998, based on a

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

2. ACQUISITIONS--(CONTINUED)
valuation performed as of August 1998 using facts existing at that time. The valuation was conducted by an independent consultant engaged by the Special Committee of the board of directors.


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

     In each acquisition, the purchase price paid has been allocated to the fair value (determined by independent appraisals) of tangible and identified intangible assets acquired and liabilities assumed as follows (in millions):

                                                                               SIGNATURE    FIRST
                                                                    COLEMAN    BRANDS       ALERT    TOTAL
                                                                    -------    ---------    -----    ------
Value of common stock issued.....................................   $  607       $  --       $--     $  607
Cash paid including expenses and mandatory redemption of debt,
  net of cash acquired...........................................      160         255       133        548
Cash received from sale of Coleman Spas, Inc.....................      (17)         --        --        (17)
Cash received from stock option proceeds.........................       (9)         --        --         (9)
                                                                    -------      -----       ---     ------
Net cash paid and equity issued..................................      741         255       133      1,129
Fair value of total liabilities assumed, including debt..........    1,455          83       103      1,641
                                                                    -------      -----       ---     ------
                                                                     2,196         338       236      2,770
Fair value of assets acquired....................................    1,113         191       172      1,476
                                                                    -------      -----       ---     ------
Excess of purchase price over fair value of net assets
  acquired.......................................................   $1,083       $ 147       $64     $1,294
                                                                    -------      -----       ---     ------
                                                                    -------      -----       ---     ------


     The excess of purchase price over the fair value of net assets acquired has been classified as goodwill. Goodwill related to the Coleman and Signature Brands acquisitions is being amortized on a straight-line basis over 40 years. During the fourth quarter of 1998, as a result of the significant loss incurred by First Alert, as well as its future prospects, the Company determined that the goodwill relating to this acquisition was impaired and, based on the determination of fair value, has written-off the net carrying value of goodwill approximating $62.5 million. This one-time charge is reflected in SG&A expense in the Consolidated Statements of Operations.

     As of the date of the acquisition of Coleman, management of the Company determined approximately 117 employees of Coleman would need to be involuntarily terminated in order to eliminate duplicate activities and functions and fully integrate Coleman into Sunbeam's operations. The Company recognized a liability of approximately $8 million representing severance and benefit costs related to 117 employees pursuant to the termination plan. This liability was included in the allocation of purchase price. As of December 31, 1998, the

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

2. ACQUISITIONS--(CONTINUED)
Company had paid severance benefits of approximately $5 million and 8 employees remained to be terminated. Remaining termination costs are expected to be paid by December 31, 2000 and no additional charges are anticipated in future periods related to this issue.


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


                                                                         FISCAL YEARS ENDED
                                                                    ----------------------------
                                                                    DECEMBER 31,    DECEMBER 28,
                                                                       1998            1997
                                                                    ------------    ------------
Net sales........................................................     $2,098.7        $2,408.9
Net loss from continuing operations before extraordinary
  charge.........................................................       (801.1)          (23.6)
Basic and diluted loss per share from continuing operations
  before extraordinary charge....................................        (7.96)          (0.24)


3. DEBT


     Debt at the end of each fiscal year consists of the following (in thousands):


                                                                          1998         1997
                                                                       ----------    --------
Term loans, due in installments through 2006, average interest rate
  of 8.47% for 1998.................................................   $1,262,500    $     --
Revolving credit facility, average interest rate of 8.55% for 1998
  and 5.99% for 1997................................................       94,000     110,000
Zero coupon convertible senior subordinated debentures, net of
  unamortized discount of $1,234,845, due 2018......................      779,155          --
Senior subordinated notes, bearing interest at 13.0%, payable
  semiannually, due August 1999.....................................       70,000          --
Hattiesburg industrial revenue bond due 2009, fixed interest rate of
  7.85%.............................................................           --      75,000
Other lines of credit, including foreign facilities.................       45,803          --
Other long-term borrowings, due through 2012, weighted average interest rate of 3.89% and 3.92%, at December 31, 1998 and
  December 28, 1997, respectively...................................       10,007      10,248
                                                                       ----------    --------
                                                                        2,261,465     195,248
Less short-term debt and current portion of long-term debt..........      119,103         668
                                                                       ----------    --------
Long-term debt......................................................   $2,142,362    $194,580
                                                                       ----------    --------
                                                                       ----------    --------


     Concurrent with the acquisitions, the Company replaced its $250 million syndicated unsecured five-year revolving credit facility with a revolving and term credit facility (the "New Credit Facility"). The New Credit Facility provided for aggregate borrowings of up to $1.7 billion and in addition to other customary covenants, required Sunbeam to maintain specified consolidated leverage, interest coverage and fixed charge coverage ratios as of the end of each fiscal quarter occurring after March 31, 1998 and on or prior to the latest stated maturity date for any of the borrowings under the New Credit Facility.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

3. DEBT--(CONTINUED)

     As a result of, among other things, its operating losses incurred during the first half of 1998, Sunbeam did not achieve the specified financial ratios for June 30, 1998 and it appeared unlikely that Sunbeam would achieve the specified financial ratios for September 30, 1998. Consequently, Sunbeam and its lenders entered into an agreement dated as of June 30, 1998 that waived through December 31, 1998 all defaults arising from the failure of Sunbeam to satisfy the specified financial ratios for June 30, 1998 and September 30, 1998. Pursuant to an agreement with Sunbeam dated as of October 19, 1998, Sunbeam's lenders extended all of the waivers under the June 30, 1998 agreement through April 10, 1999 and also waived through such date all defaults arising from any failure by Sunbeam to satisfy the specified financial ratios for December 31, 1998. As part of the October 19, 1998 agreement, Sunbeam agreed to a minimum monthly earnings before interest, taxes, depreciation and amortization ("EBITDA") covenant for each of February, March and April of 1999, which covenant Sunbeam was able to satisfy.


     On April 10, 1999, among other things, the lenders extended all of the waivers set forth in the October 19, 1998 agreement through April 15, 1999. On April 15, 1999, Sunbeam and its lenders entered into a comprehensive amendment to the New Credit Facility that, among other things, extended all of the waivers under the April 10, 1999 agreement until April 10, 2000 and waived until such date all defaults arising from any failure by Sunbeam to satisfy the specified financial ratios for any fiscal quarter end occurring during 1999 and for March 31, 2000. As part of the April 15, 1999 amendment, Sunbeam agreed to a minimum cumulative EBITDA covenant that is based on post-December 31, 1998 consolidated EBITDA and is tested at the end of each month occurring on or prior to March 31, 2000, as well as a covenant limiting the amount of revolving loans (other than those used to fund the Coleman merger) that may be outstanding under the New Credit Facility as of the end of each such month. The minimum cumulative EBITDA was initially $6.3 million for the period January 1, 1999 through April 30, 1999 and generally grows on a monthly basis until it reaches
$121 million for the period from January 1, 1999 through March 31, 2000. The following description of the New Credit Facility reflects the terms of the New Credit Facility as amended.


     The New Credit Facility provides for aggregate borrowings of up to $1.7 billion pursuant to: (i) a revolving credit facility in an aggregate principal amount of up to $400 million maturing March 30, 2005 ($52.5 million of which may only be used to complete the Coleman merger); (ii) up to $800 million in term loans maturing on March 30, 2005 (of which $35.0 million may only be used to complete the Coleman merger) and (iii) a $500 million term loan maturing September 30, 2006 (of which $5.0 million has already been repaid through March 31, 1999). As of December 31, 1998, $1.4 billion was outstanding and
$0.3 billion was available for borrowing under the New Credit Facility.


     Pursuant to the New Credit Facility, interest accrues, at the Company's option: (i) at the London Interbank Offered Rate ("LIBOR"), or (ii) at the base rate of the administrative agent which is generally the higher of the prime commercial lending rate of the administrative agent or the Federal Funds Rate plus 0.50%, in each case plus an interest margin which is currently 3.75% for LIBOR borrowings and 2.50% for base rate borrowings. The applicable interest margin is subject to upward or downward adjustment upon the occurrence of certain events. Borrowings under the New Credit Facility are secured by a pledge of the stock of the Company's material subsidiaries, including Coleman, and by a security interest in substantially all of the assets of Sunbeam and its material domestic subsidiaries, other than Coleman and its material subsidiaries except as described below. Currently, Coleman's inventory and related assets are pledged to secure its obligations for letters of credit issued for its account under the New Credit Facility. Additionally, as security for Coleman's note payable to the Company, Coleman pledged substantially all of its domestic assets, other than real property, including 66% of the stock of its direct foreign subsidiaries and domestic holding companies for its foreign subsidiaries, and all of the stock of its other direct domestic subsidiaries (but not the assets of Coleman's subsidiaries). The pledge runs in favor of Sunbeam's lending banks, to which the Coleman note has been pledged as security for Sunbeam's obligations to them. Upon completion of the Coleman merger, substantially all of Coleman's assets and the assets of Coleman's domestic subsidiaries will be pledged to secure the obligations under the New Credit Facility. In addition, borrowings under the New Credit Facility are guaranteed by a number of the Company's wholly owned

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

3. DEBT--(CONTINUED)

material domestic subsidiaries and these subsidiary guarantees are secured as described above. Upon completion of the Coleman merger, Coleman and each of its United States subsidiaries will become guarantors of the obligations under the New Credit Facility. To the extent extensions of credit are made to any subsidiaries of the Company, the obligations of such subsidiaries are guaranteed by the Company.


     In addition to the above described ratios and tests, the New Credit Facility contains covenants customary for credit facilities of a similar nature, including limitations on the ability of Sunbeam and its subsidiaries, including Coleman, to, among other things, (i) declare dividends or repurchase stock,
(ii) prepay, redeem or repurchase debt, incur liens and engage in sale-leaseback transactions, (iii) make loans and investments, (iv) incur additional debt, including revolving loans under the New Credit Facility, (v) amend or otherwise alter material agreements or enter into restrictive agreements, (vi) make capital and year 2000 compliance expenditures, (vii) engage in mergers, acquisitions and asset sales, (viii) engage in certain transactions with affiliates, (ix) settle certain litigation, (x) alter its cash management system and (xi) alter the businesses they conduct. Sunbeam is also required to comply with specified financial covenants and ratios. The New Credit Facility provides for events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenant, cross-defaults, bankruptcy, material adverse change arising from compliance with ERISA, material adverse judgments, entering into guarantees and change of ownership and control. It is also an event of default under the New Credit Facility if Sunbeam's registration statement in connection with the Coleman merger is not declared effective by the Securities and Exchange Commission ("SEC") on or before October 30, 1999 or if the merger does not occur within 25 business days of the effectiveness of the registration statement or if the cash consideration (including any payments on account of the exercise of any appraisal rights, but excluding related legal, accounting and other customary fees and expenses) to consummate the Coleman merger exceeds $87.5 million. Although there can be no assurance, the Company anticipates that it will satisfy these conditions. Unless waived by the bank lenders, the failure of Sunbeam to satisfy any of the financial ratios and tests contained in the New Credit Facility or the occurrence of any other event of default under the New Credit Facility would entitle the bank lenders to
(a) receive a 2.00% increase in the interest rate applicable to outstanding loans and increase the trade letter of credit fees to 1.00% and (b) accelerate the maturity of the outstanding borrowings under the New Credit Facility and exercise all or any of their other rights and remedies. Any such acceleration or other exercise of rights and remedies would likely have a material adverse effect on Sunbeam. The New Credit Facility also includes provisions for the deferral of the 1999 scheduled term loan payments of $69.3 million, subject to delivery of certain collateral documents and the filing of an amendment to the Company's registration statement on Form S-4 relating to the Coleman merger. If these conditions are met, and there are no events of default, the scheduled loan payments will be extended until April 10, 2000. The Company anticipates that it will satisfy these conditions and, accordingly, has classified these amounts as long-term in the Consolidated Balance Sheet.


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

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

3. DEBT--(CONTINUED)

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


     In March 1998, the Company prepaid the $75.0 million 7.85% industrial revenue bond related to its Hattiesburg facility originally due in 2009. In connection with the early extinguishment of this debt, the Company recognized an extraordinary charge of $7.5 million. As a result of repayment of certain indebtedness assumed in the Coleman acquisition, the Company also recognized an extraordinary charge of $114.9 million. The debt assumed in connection with the Coleman acquisition was repaid as a result of the requirements under the terms of the New Credit Facility Credit Agreement. These extraordinary charges consisted of redemption premiums ($106.9 million), unamortized debt discount ($13.8 million) and unamortized deferred financing costs ($1.7 million).


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

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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


     Letters of Credit and Surety Bonds--The Company utilizes stand-by letters of credit to back certain financing instruments and insurance policies and commercial letters of credit guaranteeing various international trade activities. In addition, the Company also entered into surety bonds largely as a result of litigation judgements that are currently under appeal. The contract amounts of the letters of credit and surety bonds approximate their fair values. The contract value of letters of credit were $82.3 million and $29.0 million as of December 31, 1998 and December 28, 1997, respectively. Contract values for surety bonds as of December 31, 1998 were approximately $26.5 million and were not significant at December 28, 1997.


     Derivative Financial Instruments--The Company utilizes interest rate swap agreements to reduce the impact on interest expense of fluctuating interest rates on its floating rate debt. The use of derivatives did not have a material impact on the Company's operations in 1998, 1997 and 1996. At December 31, 1998, the Company held three floating to fixed interest rate swap agreements, one with a notional value of $25 million and two with notional amounts of $150 million each. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the lives of the agreements without the exchange of the underlying notional principal amounts. The swaps expire in January 2003, June 2001 and June 2003, respectively. Under these agreements, the Company received an average floating rate of 5.64%, 5.59% and 5.59%, respectively, and paid an average fixed rate of 6.12%, 5.75% and 5.58%, respectively, during 1998. The fair value of the interest rate swaps at December 31, 1998 is estimated to be $7.3 million. This estimate is based upon quotes received from the Company's lending institutions and represents the cash requirement if the existing agreements had been terminated at the end of the year. Interest rate swaps are off-balance-sheet instruments and therefore have no carrying value. The Company had no swap agreements outstanding at December 28, 1997.


     In order to mitigate the transaction exposures that may arise from changes in foreign exchange rates, the Company purchases foreign currency option and forward contracts to hedge specific transactions, principally the purchases of inventories. The option contracts typically expire within one year. The options are accounted for as hedges pursuant to SFAS No. 52, Foreign Currency Translation, accordingly gains and losses thereon are deferred and recorded in operations in the period in which the underlying transaction is recorded. At December 31, 1998, the Company held purchased option contracts with a notional value of $32.3 million and a fair value of $0.3 million and forward contracts with a notional value of $30.9 million and a fair value of $30.5 million. The Company did not hold any such contracts at December 28, 1997.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

4. FINANCIAL INSTRUMENTS--(CONTINUED)

     The table below summarizes by currency, the contractual amounts, carrying amounts and related unrealized gain (loss) of the Company's forward exchange and option contracts at December 31, 1998 (in millions):


                                                                          CARRYING       RECOGNIZED
                                                PURCHASED                  AMOUNT        UNREALIZED    DEFERRED
                                   FORWARD      OPTION        TOTAL        ASSET           GAIN        UNREALIZED
                                   CONTRACTS    CONTRACTS    CONTRACTS    (LIABILITY)     (LOSS)       GAIN (LOSS)
                                   ---------    ---------    ---------    -----------    ----------    -----------

December 31, 1998
Currency:
  Deutschemark..................     $12.0        $18.4        $30.4         $ 0.3         $  0.2          $--
  Yen...........................     $14.9        $12.4        $27.3         $(0.3)        $ (0.7)         $--
  Pound sterling................     $ 4.0        $ 1.5        $ 5.5         $ 0.1         $  0.1          $--
                                     -----        -----        -----         -----         ------          ---
Total...........................     $30.9        $32.3        $63.2         $ 0.1         $ (0.4)         $--
                                     -----        -----        -----         -----         ------          ---
                                     -----        -----        -----         -----         ------          ---


     The fair values of the Company's foreign currency contracts were based on quoted market prices of comparable contracts, adjusted through interpolation where necessary for maturity differences.


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


5. ACCOUNTS RECEIVABLE SECURITIZATION


     In December 1997, the Company entered into a receivable securitization program, that expires March 2000, to sell without recourse, through a wholly owned subsidiary, certain trade accounts receivable, up to a maximum of $70.0 million. During 1998, the Company has received approximately
$200.0 million under this arrangement. At December 31, 1998, the Company had reduced accounts receivable by $20.0 million for receivables sold under this program. At December 28, 1997, the Company had received $58.9 million under this arrangement, of which $39.1 million related to sales recorded in fiscal 1997 and the balance related to sales to be recognized in the first quarter of 1998. During 1997, the Company sold $19.8 million of receivables related to bill and hold and consignment sales that had been initially recognized in its Consolidated Financial Statements and were subsequently reversed in the restatement process. The conditions for recognizing these sales were met in the first quarter of 1998. Accordingly, at December 28, 1997, the accompanying Consolidated Balance Sheet reflects a reduction in accounts receivable of $39.1 million and an increase in other current liabilities of $19.8 million. Proceeds from the sales of receivables were used to reduce borrowings under the Company's revolving credit facility or to provide cash flow for working capital purposes, thereby reducing the need to borrow under the credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $2.3 million and $0.2 million during 1998 and 1997, respectively, and have been classified as interest expense in the accompanying Consolidated Statements of Operations. The Company, through a wholly-owned subsidiary, retains collection and administrative responsibilities for the purchased receivables. This agreement contains cross-default provisions that provide the purchaser of the receivables an option to cease purchasing receivables from the Company if the Company is in default under the New Credit Facility.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

6. INCOME TAXES


     (Loss) earnings from continuing operations before income taxes, minority interest and extraordinary charge for each fiscal year is summarized as follows (in thousands):


                                                                        1998        1997        1996
                                                                      ---------    -------    ---------
Domestic...........................................................   $(723,179)   $80,946    $(244,255)
Foreign............................................................     (73,169)    11,724      (17,550)
                                                                      ---------    -------    ---------
                                                                      $(796,348)   $92,670    $(261,805)
                                                                      ---------    -------    ---------
                                                                      ---------    -------    ---------


     Income tax provisions include current and deferred taxes (tax benefits) for each fiscal year as follows (in thousands):


                                                                          1998       1997        1996
                                                                        --------    -------    --------
Current:
  Federal............................................................   $  1,203    $(3,421)   $(22,924)
  State..............................................................        275      3,266        (202)
  Foreign............................................................      7,189      1,683         707
                                                                        --------    -------    --------
                                                                           8,667      1,528     (22,419)
                                                                        --------    -------    --------

Deferred:
  Federal............................................................     (6,343)    30,554     (57,211)
  State..............................................................     (1,316)     3,962     (11,050)
  Foreign............................................................    (11,138)     4,308        (945)
                                                                        --------    -------    --------
                                                                         (18,797)    38,824     (69,206)
                                                                        --------    -------    --------
                                                                        $(10,130)   $40,352    $(91,625)
                                                                        --------    -------    --------
                                                                        --------    -------    --------


     The effective tax rate on earnings (loss) before income taxes, minority interest and extraordinary charges varies from the current statutory federal income tax rate as follows:


                                                                                1998      1997      1996
                                                                               ------    ------    ------
(Benefit) provision at statutory rate.......................................    (35.0)%    35.0 %   (35.0)%
State taxes, net............................................................       --       5.1      (2.8)
Amortization of intangible assets and goodwill..............................      4.3        --        --
Warrants issued in settlement of claim......................................      3.1        --        --
Foreign earnings and dividends taxed at other rates.........................      2.7       2.0       2.3
Valuation allowance.........................................................     23.6      20.4        --
Reversal of tax liabilities no longer required..............................       --     (14.4)       --
Other, net..................................................................       --      (4.6)      0.5
                                                                               ------    ------    ------
Effective tax rate (benefit) provision......................................     (1.3)%    43.5 %   (35.0)%
                                                                               ------    ------    ------
                                                                               ------    ------    ------

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

6. INCOME TAXES--(CONTINUED)

     Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                                   DECEMBER 31,    DECEMBER 28,
                                                                      1998            1997
                                                                   ------------    -------------
Deferred tax assets:
  Receivables...................................................     $ 19,180        $  10,516
  Postretirement benefits other than pensions...................       22,714           11,430
  Reserves for self-insurance and warranty costs................       40,765           33,426
  Pension liabilities...........................................       16,334            2,811
  Inventories...................................................       27,822           14,437
  Net operating loss carryforwards..............................      322,273               --
  Tax credits...................................................       13,510           12,955
  Other, net....................................................       89,577           33,388
                                                                     --------        ---------
     Total deferred tax assets..................................      552,175          118,963
  Valuation allowance...........................................      290,520           23,215
                                                                     --------        ---------
     Net deferred tax assets....................................      261,655           95,748
                                                                     --------        ---------
Deferred tax liabilities:
  Depreciation..................................................       43,377           22,532
  Acquired intangible assets....................................      244,378           68,311
  Other, net....................................................       19,850            9,747
                                                                     --------        ---------
     Total deferred tax liabilities.............................      307,605          100,590
                                                                     --------        ---------
     Net deferred tax liabilities...............................     $(45,950)       $  (4,842)
                                                                     --------        ---------
                                                                     --------        ---------


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


     Throughout 1998, the Company increased the valuation allowance to $290.5 million, which increase reflects management's assessment that it is more likely than not that the deferred tax asset will not be realized through future taxable income. As described above, this assessment was made as a result of the significant leverage undertaken by the Company and the continuing decline in Sunbeam's net sales and earnings, as well as the operating losses incurred throughout the 1998 year. At December 31, 1998, the Company had net operating loss carryforwards ("NOL's") of approximately $725 million for domestic income tax purposes and $169 million for foreign income tax purposes. The domestic NOL's begin expiring in 2018. Of the foreign tax NOL's, $3 million, $4 million, $19 million, $18 million and $16 million expire in the years ending
December 31, 1999 through 2003, respectively, and $91 million of such NOL's have an unlimited life.


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

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

7. EMPLOYEE BENEFIT PLANS--(CONTINUED)

The following table includes disclosures of the funded status and amounts recognized in the Company's Consolidated Balance Sheets at the end of each fiscal year as required by SFAS No. 132 (in thousands):


                                                                                                POSTRETIREMENT
                                                                       PENSION BENEFITS            BENEFITS
                                                                     --------------------    --------------------
                                                                       1998        1997        1998        1997
                                                                     --------    --------    --------    --------
Change in Benefit Obligation:
  Benefit obligation at beginning of year.........................   $127,229    $122,754    $ 14,220    $ 14,555
  Acquisitions....................................................     43,404          --      19,477          --
  Service cost....................................................      1,551         157         689          --
  Interest cost...................................................     10,875       8,970       2,088         996
  Amendments......................................................         --          84          --          --
  Actuarial loss..................................................     20,456      10,630       4,069          --
  Settlement......................................................         --      (1,732)         --          --
  Benefits paid...................................................    (15,018)    (13,634)     (1,677)     (1,331)
                                                                     --------    --------    --------    --------
  Benefit obligation at end of year...............................   $188,497    $127,229    $ 38,866    $ 14,220
                                                                     --------    --------    --------    --------
                                                                     --------    --------    --------    --------
Change in Plan Assets:
  Fair value of plan assets at beginning of year..................   $116,485    $116,522    $     --    $     --
  Acquisitions....................................................     27,657          --          --          --
  Actual return on plan assets....................................      6,424      12,511          --          --
  Employer contributions..........................................      8,889       2,818       1,677       1,331
  Settlement......................................................         --      (1,732)         --          --
  Benefits paid...................................................    (15,018)    (13,634)     (1,677)     (1,331)
                                                                     --------    --------    --------    --------
  Fair value of plan assets at end of year........................   $144,437    $116,485    $     --    $     --
                                                                     --------    --------    --------    --------
                                                                     --------    --------    --------    --------
Reconciliation of Funded Status:
  Funded status...................................................   $(44,060)   $(10,744)   $(38,866)   $(14,220)
  Unrecognized net actuarial loss/(gain)..........................     48,616      25,192       3,829        (240)
  Unrecognized prior service cost.................................         --          --     (12,991)    (15,934)
                                                                     --------    --------    --------    --------
  Net amount recognized...........................................   $  4,556    $ 14,448    $(48,028)   $(30,394)
                                                                     --------    --------    --------    --------
                                                                     --------    --------    --------    --------
Amount Recognized in the Consolidated Balance Sheets Consist of:
  Accrued benefit liability.......................................   $(42,431)   $(10,744)   $(48,028)   $(30,394)
  Accumulated other comprehensive income..........................     46,987      25,192          --          --
                                                                     --------    --------    --------    --------
  Net amount recognized...........................................   $  4,556    $ 14,448    $(48,028)   $(30,394)
                                                                     --------    --------    --------    --------
                                                                     --------    --------    --------    --------


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

                      SUNBEAM CORPORATION AND SUBSIDIARIES

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                            1-PERCENTAGE-     1-PERCENTAGE-
                                                                            POINT INCREASE    POINT DECREASE
                                                                            --------------    --------------
Effect on total of service and interest cost components..................       $  508           $   (424)
Effect on the postretirement benefit obligation..........................       $6,035           $ (5,144)

     Net pension expense and periodic postretirement benefit include the following components (in thousands):

                                                          PENSION BENEFITS               POSTRETIREMENT BENEFITS
                                                   -------------------------------    -----------------------------
                                                     1998       1997        1996       1998       1997       1996
                                                   --------    -------    --------    -------    -------    -------
Components of net periodic pension benefit cost:
  Service cost..................................   $  1,551    $   157    $    411    $   689    $    --    $    --
  Interest cost.................................     10,875      8,970       9,071      2,088        996      1,041
  Expected return of market value of assets.....    (10,127)    (8,586)       (816)        --         --         --
  Amortization of unrecognized prior service
     cost.......................................         --         --          --     (2,943)    (2,942)    (2,942)
  Recognized net actuarial loss (gain)..........        735        414      (7,518)        --         --         --
                                                   --------    -------    --------    -------    -------    -------
  Net periodic benefit cost (benefit)...........      3,034        955       1,148       (166)    (1,946)    (1,901)
  Settlement charge.............................         --        615          --         --         --         --
  Curtailment charge............................         --        106          --         --         --         --
                                                   --------    -------    --------    -------    -------    -------
  Total expense (benefit).......................   $  3,034    $ 1,676    $  1,148    $  (166)   $(1,946)   $(1,901)
                                                   --------    -------    --------    -------    -------    -------
                                                   --------    -------    --------    -------    -------    -------

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

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

8. SHAREHOLDERS' EQUITY--(CONTINUED)

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

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

8. SHAREHOLDERS' EQUITY--(CONTINUED)

  Accumulated Other Comprehensive Loss

     The components of accumulated other comprehensive loss consist of the following (in thousands):

                                                                       CURRENCY      MINIMUM
                                                                      TRANSLATION    PENSION
                                                                      ADJUSTMENTS    LIABILITY    TOTAL
                                                                      -----------    --------    --------
Balance at December 29, 1996.......................................    $ (12,111)    $ (6,163)   $(18,274)
Balance at December 28, 1997.......................................      (12,850)     (20,213)    (33,063)
Balance at December 31, 1998.......................................      (12,022)     (42,008)    (54,030)

     The accumulated other comprehensive loss associated with the minimum pension liability is net of deferred income taxes of approximately $5.0 million in 1998, 1997 and 1996.


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

     The Plan also provides for the grant of restricted stock awards of up to 200,000 shares, in the aggregate, to employees and non-employee directors. The Plan provides that each non-employee director of the Company is automatically granted 1,500 shares of restricted common stock upon his or her initial election or appointment and upon each subsequent re-election to the Company's board of directors. In the event of an election or appointment to the Company's board of directors at any time other than at the annual meeting of stockholders, the director receives a prorated amount of restricted common shares. These restricted common shares vest immediately upon the non-employee director's acceptance of his or her election or appointment to the Company's board of directors. The Company granted 6,000, 6,000, and 7,818 shares of restricted stock to non-employee directors in 1998, 1997 and 1996, respectively, and recognized compensation expense related to these grants of $0.2 million in each of 1998, 1997 and 1996. See Note 8 for a discussion of restricted stock awards made outside the Plan.


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

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

9. EMPLOYEE STOCK OPTIONS AND AWARDS--(CONTINUED)
All of these outstanding options have terms of ten years and become fully exercisable at the end of two to three year periods if the executive remains employed by the Company as of such date. These grants are subject the shareholder approval at the 1999 Annual Meeting. A measurement date pursuant to APB Opinion No. 25 will be established for these grants upon shareholder approval. These options have been included in the following tables summarizing the Company's stock option activity for the year ended December 31, 1998.


     In August 1998, the Company approved a plan to exchange outstanding common stock options held by the Company's employees. The exchange program, which has been completed, provided for outstanding options with exercise prices in excess of $10.00 per share to be exchanged for new options on a voluntary basis in an exchange ratio ranging from approximately two to three old options for one new option, (as determined by reference to a Black-Scholes option pricing model) with the exercise price of the new options set at $7.00 per share. These options were repriced at an exercise price approximating the market value of the Company's common stock at the date of the repricing and, consequently, there was no related compensation expense.


     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for outstanding stock options. Had compensation cost for the Company's outstanding stock options been determined based on the fair value at the grant dates for those options consistent with SFAS No. 123, the Company's net (loss) earnings and basic and diluted (loss) earnings per share would have differed as reflected by the pro forma amounts indicated below (in thousands except per share amounts):


                                                                       1998         1997        1996
                                                                    -----------    -------    ---------
Net (loss) earnings:
  As reported....................................................   $  (897,923)   $38,301    $(208,481)
  Pro forma......................................................    (1,023,932)    14,524     (218,405)
Basic (loss) earnings per share:
  As reported....................................................         (9.25)      0.45        (2.51)
  Pro forma......................................................        (10.54)      0.17        (2.63)
Diluted (loss) earnings per share:
  As reported....................................................         (9.25)      0.44        (2.51)
  Pro forma......................................................        (10.54)      0.17        (2.63)


     The Company's pro forma net loss for 1998 includes approximately
$68 million of compensation cost relating to options issued to the former Chairman and Chief Executive Officer (3,750,000) and a former senior officer (1,125,000) in connection with their February 1998 employment agreements. These options are included in the outstanding and exercisable options issued outside the plan in the following table. The Company and these individuals are in dispute regarding the status of these options.


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                        1998        1997        1996
                                                                      ---------    -------    ---------
Expected volatility................................................      52.80%     34.19%       36.78%
Risk-free interest rate............................................       4.68%      6.36%        6.34%
Dividend yield.....................................................        0.0%       0.1%         0.1%
Expected life......................................................    6 years     6 years     5 years

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

9. EMPLOYEE STOCK OPTIONS AND AWARDS--(CONTINUED)

     A summary of the status of the Company's outstanding stock options as of December 31, 1998, December 28, 1997 and December 29, 1996, and changes during the years ended on those dates is presented below:

                                          1998                            1997                            1996
                              ----------------------------    ----------------------------    ----------------------------
                                             WEIGHTED                        WEIGHTED                        WEIGHTED
                                             AVERAGE                         AVERAGE                         AVERAGE
                                SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE
                              ----------    --------------    ----------    --------------    ----------    --------------
Plan options
  Outstanding at beginning
     of year...............    6,654,068        $25.61         6,271,837        $19.43         4,610,387        $16.67
  Granted..................    6,663,998         17.13         3,105,263         32.40         4,061,450         20.39
  Exercised................     (879,088)        22.25        (1,549,196)        17.20          (622,994)         7.51
  Canceled.................   (6,826,070)        27.75        (1,173,836)        21.10        (1,777,006)        18.64
                              ----------                      ----------                      ----------
  Outstanding at end of
     year..................    5,612,908        $13.32         6,654,068        $25.61         6,271,837        $19.43
                              ----------                      ----------                      ----------
                              ----------                      ----------                      ----------
  Options exercisable at
     year-end..............    1,717,545        $20.91         1,547,198        $19.13         1,655,450        $16.13
  Weighted-average fair
     value of options
     granted during the
     year..................                     $10.47                          $15.46                          $14.76
Options outside plan
  Outstanding at beginning
     of year...............    2,750,000        $12.43         2,750,000        $12.43           692,500        $16.70
  Granted..................    9,825,000         24.62                --            --         3,000,000         12.65
  Canceled.................     (750,000)        36.85                --            --          (942,500)        16.27
                              ----------                      ----------                      ----------
  Outstanding at end of
     year..................   11,825,000        $21.01         2,750,000        $12.43         2,750,000        $12.43
                              ----------                      ----------                      ----------
                              ----------                      ----------                      ----------
  Options exercisable at
     year-end..............    7,625,000        $28.04         1,750,000        $12.35           833,333        $12.25
  Weighted-average fair
     value of options
     granted during the
     year..................                     $13.71                             N/A                          $ 5.99


     Included in the outstanding and exercisable options issued outside the plan, as presented above, are options issued to the former Chairman and Chief Executive Officer (3,750,000) and a former senior officer (1,125,000) in connection with their February 1998 employment agreements. The Company and these individuals are in a dispute regarding the status of these options.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

9. EMPLOYEE STOCK OPTIONS AND AWARDS--(CONTINUED)

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                                                      OPTIONS OUTSTANDING
                                                  -----------------------------------------------------------
                                                    NUMBER       WEIGHTED-AVERAGE
RANGE OF                                          OUTSTANDING       REMAINING                WEIGHTED-AVERAGE
EXERCISE PRICES                                   AT 12/31/98    CONTRACTUAL LIFE (YEARS)    EXERCISE PRICE
-----------------------------------------------   -----------    ------------------------    ----------------
$5.00 to 7.00..................................     6,076,805                9.2                  $ 6.91
$7.01 to $14.00................................     4,048,200                8.3                   11.80
$14.01 to $15.00...............................       642,124                7.6                   14.43
$15.01 to $23.15...............................       697,697                7.2                   19.47
$23.16 to $26.71...............................       733,714                8.3                   25.07
$26.72 to $36.85...............................     4,951,590                9.1                   36.55
$36.86 and over................................       287,778                8.9                   40.32
                                                  -----------
$5.00 to $50.77................................    17,437,908                8.7                   18.49
                                                  -----------
                                                  -----------


                                                                                  OPTIONS EXERCISABLE
                                                                            -------------------------------
                                                                              NUMBER
RANGE OF                                                                    EXERCISABLE    WEIGHTED-AVERAGE
EXERCISE PRICES                                                             AT 12/31/98    EXERCISE PRICE
-------------------------------------------------------------------------   -----------    ----------------
$5.00 to $7.00...........................................................       95,895          $ 5.01
$7.01 to $14.00..........................................................    2,500,000           12.25
$14.01 to $15.00.........................................................      571,290           14.41
$15.01 to $23.15.........................................................      627,488           19.30
$23.16 to $26.71.........................................................      540,055           25.10
$26.72 to $36.85.........................................................    4,906,961           36.62
$36.86 and over..........................................................      100,856           40.60
                                                                             ---------
$5.00 to $50.77..........................................................    9,342,545           26.62
                                                                             ---------
                                                                             ---------

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

10. SUPPLEMENTARY FINANCIAL STATEMENT DATA

     Supplementary Balance Sheet data at the end of each fiscal year is as follows (in thousands):

                                                                                   1998         1997
                                                                                ----------    ---------
Receivables:
  Trade......................................................................   $  407,452    $ 250,699
  Sundry.....................................................................        7,347        7,794
                                                                                ----------    ---------
                                                                                   414,799      258,493
Valuation allowance..........................................................      (53,025)     (30,033)
                                                                                ----------    ---------
                                                                                $  361,774    $ 228,460
                                                                                ----------    ---------
                                                                                ----------    ---------
Inventories:
  Finished goods.............................................................   $  370,622    $ 193,864
  Work in process............................................................       39,143       25,679
  Raw materials and supplies.................................................      109,424       85,357
                                                                                ----------    ---------
                                                                                $  519,189    $ 304,900
                                                                                ----------    ---------
                                                                                ----------    ---------
Prepaid expenses and other current assets:
  Deferred income taxes......................................................   $   40,756    $      --
  Prepaid expenses and other.................................................       33,431       16,584
                                                                                ----------    ---------
                                                                                $   74,187    $  16,584
                                                                                ----------    ---------
                                                                                ----------    ---------
Property, plant and equipment:
  Land.......................................................................   $   10,664    $   1,793
  Buildings and improvements.................................................      168,685       98,054
  Machinery and equipment....................................................      395,763      248,138
  Furniture and fixtures.....................................................       18,208        7,327
                                                                                ----------    ---------
                                                                                   593,320      355,312
Accumulated depreciation and amortization....................................     (138,148)    (105,788)
                                                                                ----------    ---------
                                                                                $  455,172    $ 249,524
                                                                                ----------    ---------
                                                                                ----------    ---------
Trademarks, tradenames, goodwill and other:
  Trademarks and tradenames..................................................   $  597,515    $ 237,095
  Goodwill...................................................................    1,254,880       24,687
  Deferred financing costs...................................................       47,325          983
  Other intangible assets....................................................       28,012          424
                                                                                ----------    ---------
                                                                                 1,927,732      263,189
  Accumulated amortization...................................................     (101,783)     (56,880)
                                                                                ----------    ---------
                                                                                 1,825,949      206,309
Other assets.................................................................       33,428          853
                                                                                ----------    ---------
                                                                                $1,859,377    $ 207,162
                                                                                ----------    ---------
                                                                                ----------    ---------

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

10. SUPPLEMENTARY FINANCIAL STATEMENT DATA--(CONTINUED)

                                                                                   1998         1997
                                                                                ----------    ---------
Other current liabilities:
  Payrolls, commissions and employee benefits................................   $   61,294    $  12,227
  Advertising and sales promotion............................................       56,288       34,749
  Product warranty...........................................................       50,287       21,498
  Accounts receivable securitization liability...............................           --       19,750
  Sales returns..............................................................       16,972        7,846
  Interest...................................................................       26,202          941
  Other......................................................................      110,142       27,074
                                                                                ----------    ---------
                                                                                $  321,185    $ 124,085
                                                                                ----------    ---------
                                                                                ----------    ---------
Other long-term liabilities:
  Accrued postretirement benefit obligation..................................   $   48,028    $  30,394
  Accrued pension............................................................       42,431       10,744
  Product liability and workers compensation.................................       71,868       41,901
  Other......................................................................       86,132       71,261
                                                                                ----------    ---------
                                                                                $  248,459    $ 154,300
                                                                                ----------    ---------
                                                                                ----------    ---------

     Supplementary Statements of Operations and Cash Flows data for each fiscal year are summarized as follows (in thousands):

                                                                          1998        1997        1996
                                                                        --------    --------    --------
Other (income) expense, net:
  Interest income....................................................   $ (2,897)   $ (2,561)   $ (1,255)
  Other, net.........................................................     (1,871)      2,573       4,993
                                                                        --------    --------    --------
                                                                        $ (4,768)   $     12    $  3,738
                                                                        --------    --------    --------
                                                                        --------    --------    --------
Cash paid (received) during the period for:
  Interest...........................................................   $ 81,291    $ 13,058    $ 13,397
                                                                        --------    --------    --------
                                                                        --------    --------    --------
  Income taxes (net of refunds)......................................   $(17,358)   $(44,508)   $   (540)
                                                                        --------    --------    --------
                                                                        --------    --------    --------

11. ASSET IMPAIRMENT AND OTHER CHARGES

     In the fourth quarter of 1998, the Company recorded a $62.5 million charge for the write-off of the carrying value of First Alert's goodwill (see Note 2).

     In the second quarter of 1998, as a result of decisions to outsource or discontinue a substantial number of products previously made by the Company (principally breadmakers, toasters and certain other appliances, air and water filtration products and the elimination of certain stock keeping units ("SKU's") within existing product lines, primarily relating to appliances, grills and grill accessories), certain facilities and equipment will either no longer be used or will be utilized in a significantly different manner. Accordingly, a charge of $29.6 million was recorded in Cost of Goods Sold to write certain of these assets down to their estimated fair market value. Approximately 80% of this charge related to machinery, equipment and tooling at the Company's Mexico City and Hattiesburg, Mississippi manufacturing plants, the estimated fair value for which was derived through an auction process. The remainder of this charge related to tooling and equipment at various other facilities, which either had a nominal value or the fair market value of which was derived through an auction process. These assets were taken out of service at the time of the write-down and consequently were not depreciated further after the write-down. The net carrying value of these assets after the write-down approximated $2.2

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

11. ASSET IMPAIRMENT AND OTHER CHARGES--(CONTINUED) million and these assets are expected to be disposed of by September 30, 1999. Depreciation expense associated with these assets approximated $2.6 million in 1998, $4.2 million in 1997 and $3.5 million in 1996.


     Personnel at the Mexico City facility were notified in the second quarter of 1998 that the plant was scheduled for closure at year-end 1998, accordingly, at that time, a liability of $1.8 million was recorded in Cost of Goods Sold primarily for employee severance. The employee severance related to approximately 1,200 positions of which approximately 1,100 were terminated, and $1.4 million paid in severance, as of December 31, 1998. It is anticipated that the remaining 100 employees will be terminated and the balance of the severance obligation ($0.4 million) paid by July 31, 1999. In the third quarter of 1998, the Company recorded as Cost of Goods Sold, an additional provision for impairment of fixed assets of $3.1 million in an acquired entity, relating to assets taken out of service for which there was no remaining value. The asset impairment resulted from management's decision, during the third quarter, to discontinue certain SKU's within product lines (principally generators, compressors and propane cylinders) subsequent to the acquisition. These fixed assets were taken out of service at the time of the write-down and consequently were not depreciated further after the write-down. Depreciation expense associated with these assets approximated $0.8 million in 1998. In the fourth quarter of 1998, the Company recorded a $7.1 million charge as a result of management's decision, during the fourth quarter, to outsource the production of certain appliances (principally irons). This charge to Cost of Goods Sold primarily consists of a provision for certain tooling and equipment
($6.7 million) and severance and related benefits ($0.4 million). This tooling and equipment, which had no remaining value, was written off. These fixed assets were taken out of service at the time of the write-down, and consequently depreciation was discontinued at the time of the write-down. Depreciation expense associated with these assets approximated $2.4 million in 1998, $2.3 million in 1997 and $0.9 million in 1996. The severance costs related to approximately 45 production employees, none of whom were terminated, as of December 31, 1998. It is anticipated that these employees will be terminated and the severance obligation paid by September 30, 1999.


     During 1997 and the first half of 1998, the Company built inventories in anticipation of 1998 sales volumes which did not materialize. As a result, it has been and will continue to be necessary to dispose of some portions of excess inventories at amounts less than cost. Accordingly, during 1998, when the facts and circumstances were known that such sales volume would not materialize, the Company recorded $58.2 million in charges (of which $46.4 million, $2.2 million and $9.6 million, were recorded during the second, third and fourth quarters, respectively) to properly state this inventory at the lower-of-cost-or-market. This inventory primarily related to certain appliances, grills and grill accessories. The Company also recorded a charge of $11.0 million during the second quarter for excess inventories for raw materials and work in process that will not be used due to outsourcing the production of breadmakers, toasters and certain other appliances. In addition, during 1998, the Company made the decision to exit certain product lines, primarily air and water filtration products and eliminate certain SKU's within existing product lines, primarily relating to appliances, grills and grill accessories. As a result of this decision, a $26.6 million charge was recorded during the second quarter to properly state this inventory at the lower-of-cost-or-market. Total charges for excess inventories recorded at the lower-of-cost-or-market, based on management's best estimate of net realizable value, amounted to approximately $95.8 million at December 31, 1998. (See Note 12 for asset impairment and other charges recorded in conjunction with a 1996 restructuring plan.)


12. RESTRUCTURING

     In November 1996, the Company announced the details of a restructuring plan. The plan included the consolidation of administrative functions within the Company, the reduction of manufacturing and warehouse facilities, the centralization of the Company's procurement function, and reduction of the Company's product offerings and SKU's. The Company also announced plans to divest several lines of business (see Note 13).


     As part of the restructuring plan, the Company consolidated six divisional and regional headquarter's functions into a single worldwide corporate headquarters and outsourced certain back office activities resulting in

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

12. RESTRUCTURING--(CONTINUED)

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

     In conjunction with the implementation of the restructuring plan, the Company recorded a pre-tax charge of $239.2 million in the fourth quarter of 1996. This amount is recorded as follows in the accompanying Consolidated Statements of Operations: $110.1 million in Restructuring and Asset Impairment Charges, as further described below; $60.8 million in Cost of Goods Sold related principally to inventory write-downs to net realizable value as a result of a reduction in SKU's and costs of inventory liquidation programs; $10.1 million in SG&A expense, for period costs which were charged to operations as incurred, principally relating to employee relocation and recruiting and equipment relocation and installation ($3.2 million), transitional fees relating to outsourcing arrangements ($4.9 million) and package redesign costs ($2.0 million), and $58.2 million ($39.1 million net of taxes) in Loss on Sale of Discontinued Operations related to the divestiture of its furniture business. In 1997, upon completion of the sale of the furniture business, the Company recorded an additional pre-tax loss of $22.5 million from discontinued operations ($14.0 million net of taxes) due primarily to lower than anticipated sales proceeds relating to the post closing adjustment process that was part of the sale agreement.


     Amounts included in Restructuring and Asset Impairment Charges in 1996 in the accompanying Consolidated Statements of Operations included cash items such as severance and other employee costs of $24.7 million, lease obligations of $12.6 million and other exit costs associated with facility closures and related to the implementation of the restructuring plan of $4.1 million, principally representing costs related to clean-up and restoration of facilities owned and leased for either sale or return to the landlord.


     Included in Restructuring and Asset Impairment Charges in 1996 was
$68.7 million of non-cash charges (classified within the $110.1 million restructuring charge) principally consisting of: (a) asset write-downs to net realizable value for disposals of excess facilities and equipment and certain product lines ($22.5 million); (b) write-offs of redundant computer systems from the administrative back-office consolidations and outsourcing initiatives
($12.3 million); (c) write-off of intangibles relating to discontinued product lines ($10.1 million); (d) write-off of capitalized product and package design costs and other expenses related to exited product lines and SKU reductions ($9.0 million) (Prior to 1996, Sunbeam had capitalized certain costs related to international product development and package design, which were amortized over the period of related benefit. The product development costs ($1.9 million) related to international operations and represented the costs necessary to modify products for introduction to the international markets. As the restructuring plan included the closure of International Group office and elimination of a number of products to which these costs pertained, the related capitalized costs were written off. Additionally, in connection with the restructuring plan, as a result of the elimination of many products and SKU's, Sunbeam updated its package designs. Accordingly, the unamortized balance of the capitalized package design costs which had been capitalized prior to 1996, ($5.0 million) was written off. Sunbeam discontinued incurring costs of a significant nature relating to these items and consequently has discontinued capitalizing such costs subsequent to 1995 and (e) asset write-downs related to the divestiture of certain non-core products and businesses ($14.8 million). The asset write-downs of $34.8 million (representing (a) and (b) discussed above) included equipment taken out of service in 1996 (either abandoned in 1996 or sold in 1997) and accordingly, depreciation was not recorded subsequent to the date of the impairment charge. The asset write-downs of $14.8 million related to the divestiture of non-core products and businesses resulted from divesting of the time and temperature business (sold in March 1997) and Counselor(Registered) and Borg(Registered) scale product lines (sold in May 1997) and the sale of the textile mill in Biddeford, Maine in May 1997. These charges primarily represented the estimated non-cash losses resulting from the sale or abandonment of facilities and equipment related to exiting these product lines. The Company continued to record depreciation expense on these fixed assets, based on historical rates, until such time that the assets were disposed of. For these fixed assets, the

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

12. RESTRUCTURING--(CONTINUED)
impairment charges represented write-downs to net realizable values (based on the estimated net proceeds from the sale of these assets compared to their recorded net book value), less estimated depreciation expense at historical rates through the period of estimated use. The net carrying value of these assets at December 29, 1996 approximated $42.5 million.


     The $24.7 million for severance and other employee costs, including COBRA and other fringe benefits, related to approximately 3,700 positions that were planned to be eliminated as a result of the restructuring plan, excluding approximately 2,400 employees terminated from the furniture business for which severance was included in Loss on Sale of Discontinued Operations (see
Note 13). The furniture business was sold in 1997. In 1996 and 1997, approximately 1,200 employees and 1,800 employees, respectively, were terminated from continuing operations. Due largely to attrition, the remaining planned terminations were not required. In 1997, the Company determined that its severance and employee benefit costs were less than originally accrued principally due to lower than expected COBRA and workers compensation costs, and accordingly reversed accruals of $7.9 million in the third quarter ($2.1 million) and fourth quarter ($5.8 million). At December 31, 1997, the balance accrued of $1.2 million represented the remaining severance and employee benefit costs for certain employees terminated during 1997. During 1998, all amounts were expended.


     The amounts accrued at December 29, 1996, for Restructuring and Asset Impairment Charges recorded in fiscal 1996, exceeded amounts ultimately required principally due to reductions in anticipated severance and employee benefit costs of $7.9 million, as discussed above, and reductions in estimated lease payments of $6.7 million ($3.7 million and $3.0 million recognized in the third and fourth quarters, respectively) resulting from better than anticipated rentals received under sub-leases and favorable negotiation of lease terminations. Accordingly, the fiscal 1997 Consolidated Statement of Operations included $14.6 million of benefit ($5.8 million in the third quarter and $8.8 million in the fourth quarter of 1997) related to the reversal of accruals no longer required, which were recorded as these reduced obligations became known.


     In 1996, in conjunction with the initiation of the restructuring plan, the Company recorded additional charges totaling $129.1 million, reflected in Cost of Goods Sold; SG&A expense and Loss on Sale of Discontinued Operations. The charge included in Cost of Goods Sold ($60.8 million) principally represented inventory write-downs to net realizable value, based upon management's best estimates, and anticipated losses on the disposition of the inventory as a result of the significant reduction in SKU's provided for in the restructuring plan. The write-down included $26.9 million related to raw materials, work-in process and finished goods for discontinued outdoor cooking products, principally grills and grills accessories and the balance related to raw materials, work-in-process and finished goods for other discontinued products including appliances ($27.8 million), clippers ($1.0 million) and blankets ($5.1 million). For inventory which management determined was salable, the estimated write-down was based upon the difference between the expected net sales proceeds of the inventory, depending on distribution channel, and the recorded value of the inventory. In the case of abandoned inventory, the write-down was equal to the recorded value of the inventory. The resulting difference between carrying value and estimated net realizable value represented the $60.8 million write-down necessary to record the inventory at its net realizable value. SG&A expense included period costs, charged to operations as incurred, in 1997 and 1996 of $15.8 million and $10.1 million, respectively, relating to employee relocation and recruiting and equipment relocation and installation
($11.8 million in 1997 and $3.2 million in 1996), transitional fees related to outsourcing arrangements ($4.9 million in 1996) and package redesign costs ($4.0 million in 1997 and $2.0 million in 1996) expended as a result of the implementation of the restructuring plan. The Loss on Sale of Discontinued Operations of $58.2 million is discussed further in Note 13.


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

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

12. RESTRUCTURING--(CONTINUED)

$3.0 million of warranty liabilities related to the discontinued furniture operations. During 1998, $2.5 million of this liability was liquidated.

     The following table sets forth the details and the activity from the charges (in millions):

                                                              ADDITIONS
                                           ACCRUAL BALANCE    CHARGED TO      CASH        NON-CASH      ACCRUAL BALANCE
                                           JANUARY 1, 1996     INCOME       REDUCTIONS    REDUCTIONS    DECEMBER 29, 1996
                                           ---------------    ----------    ----------    ----------    -----------------
Write-downs:
  Fixed assets, held for disposal, not
    in use..............................        $  --           $ 34.8        $   --        $ 34.8           $    --
  Fixed assets, held for disposal, used
    until disposed......................         11.3             14.8            --          11.3              14.8
  Inventory on hand.....................           --             60.8            --          60.8                --
  Other assets, principally trademarks
    and intangible assets...............           --             19.1            --          18.0               1.1
                                                -----           ------        ------        ------           -------
                                                 11.3            129.5            --         124.9              15.9
                                                -----           ------        ------        ------           -------
Restructuring accruals:
  Employee severance pay and fringes....           --             24.7           5.6            --              19.1
  Lease payments and termination fees...          2.5             12.6           2.5            --              12.6
  Other exit activity costs, principally
    facility closure expense............           --              4.1            --            --               4.1
                                                -----           ------        ------        ------           -------
                                                  2.5             41.4           8.1            --              35.8
                                                -----           ------        ------        ------           -------
Total restructuring and asset impairment
  accrual...............................         13.8            170.9           8.1         124.9              51.7
                                                -----           ------        ------        ------           -------
Other related period costs charged to
  operations as incurred:
  Employee relocation; equipment
    relocation and installation and
    other...............................           --              3.2           3.2            --                --
  Transitional fees related to
    outsourcing arrangements............           --              4.9           4.9            --                --
  Package redesign......................           --              2.0           2.0            --                --
                                                -----           ------        ------        ------           -------
                                                   --             10.1          10.1            --                --
                                                -----           ------        ------        ------           -------
Total included in continuing
  operations............................         13.8            181.0          18.2         124.9              51.7
Total included in discontinued
  operations............................           --             58.2            --            --              58.2
                                                -----           ------        ------        ------           -------
                                                $13.8           $239.2        $ 18.2        $124.9           $ 109.9
                                                -----           ------        ------        ------           -------
                                                -----           ------        ------        ------           -------

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

12. RESTRUCTURING--(CONTINUED)

                                  ACCRUAL BALANCE    ADDITIONS                                              ACCRUAL BALANCE
                                  DECEMBER 30,       CHARGED TO      CASH        NON-CASH                   DECEMBER 28,
                                     1996             INCOME       REDUCTIONS    REDUCTIONS    REVERSALS       1997
                                  ---------------    ----------    ----------    ----------    ---------    ---------------
Write-downs:
  Fixed assets, held for
     disposal, used until
     disposed..................       $  14.8          $   --        $   --        $ 14.8        $  --           $  --
  Other assets, principally
     trademarks and intangible
     assets....................           1.1              --            --           1.1           --              --
                                      -------          ------        ------        ------        -----           -----
                                         15.9              --            --          15.9           --              --
                                      -------          ------        ------        ------        -----           -----
Restructuring accruals:
  Employee severance pay and
     fringes...................          19.1              --          10.0            --          7.9             1.2
  Lease payments and
     termination fees..........          12.6              --           2.6            --          6.7             3.3
  Other exit activity costs,
     principally facility
     closure expenses..........           4.1              --           3.4            --           --             0.7
                                      -------          ------        ------        ------        -----           -----
                                         35.8              --          16.0            --         14.6             5.2
                                      -------          ------        ------        ------        -----           -----
Total restructuring and asset
  impairment accrual...........          51.7              --          16.0          15.9         14.6             5.2
Discontinued operations........          58.2            22.5           6.1          71.6           --             3.0
                                      -------          ------        ------        ------        -----           -----
                                      $ 109.9          $ 22.5        $ 22.1        $ 87.5        $14.6           $ 8.2
                                      -------          ------        ------        ------        -----           -----
                                      -------          ------        ------        ------        -----           -----

                                                                    ACCRUAL BALANCE
                                                                    DECEMBER 29,        CASH         ACCRUAL BALANCE
                                                                       1997            REDUCTIONS    DECEMBER 31, 1998
                                                                    ---------------    ----------    -----------------
Restructuring accruals:
  Employees severance pay and fringes............................        $ 1.2            $1.2             $  --
  Leases payments and termination fees...........................          3.3             2.1               1.2
  Other exit activity costs, principally facility closure
     expenses....................................................          0.7             0.7                --
                                                                         -----            ----             -----
Total restructuring accrual......................................          5.2             4.0               1.2
                                                                         -----            ----             -----
Discontinued operations..........................................          3.0             2.5               0.5
                                                                         -----            ----             -----
                                                                         $ 8.2            $6.5             $ 1.7
                                                                         -----            ----             -----
                                                                         -----            ----             -----

     The restructuring accrual, which existed at January 1, 1996
($13.8 million), was initially established as part of a "rightsizing program" during fiscal 1992. During 1996 approximately $3 million of this accrual was utilized and the remaining $10.8 million became part of the reserve requirements of the 1996 restructuring plan. In effect, in 1996, the Company reversed the $10.8 million prior year accrual determined to be no longer required and provided a corresponding amount in connection with the 1996 restructuring charge.

                      SUNBEAM CORPORATION AND SUBSIDIARIES

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

     In addition to the furniture business divestiture, the Company also completed the sale of other product lines and assets in 1997 as part of its restructuring plan, including time and temperature products, Counselor(Registered) and Borg(Registered) scales and a textile facility. Losses incurred on the disposal of these assets, which consist primarily of write-downs of assets to net realizable value, are included in Restructuring and Asset Impairment Charges in 1996 in the Consolidated Statements of Operations.

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

     The Household group consists of appliances (including mixers, blenders, food steamers, bread makers, rice cookers, coffee makers, toasters, irons and garment steamers), health products (including vaporizers, humidifiers, air cleaners, massagers, hot and cold packs and blood pressure monitors), scales, personal care products (including hair clippers and trimmers and related products for the professional beauty, barber and veterinarian trade and sales of products to commercial and institutional channels), blankets (including electric blankets, heated throws and mattress pads) and First Alert(Registered) products (smoke and carbon monoxide detectors, fire extinguishers and home safety equipment).

     The Outdoor Leisure group includes outdoor recreation products (which encompass tents, sleeping bags, coolers, camping stoves, lanterns and outdoor heaters), outdoor cooking products (including gas and charcoal outdoor grills and grill parts and accessories), Powermate(Registered) products (including portable power generators and air compressors), and Eastpak(Registered) products (including backpacks and bags).

     The International group is managed through five regional subdivisions:
Europe, Latin America, Japan, Canada and East Asia. Europe includes the manufacture, sales and distribution of Campingaz(Registered) products and sales and distribution in Europe, Africa and the Middle East of other Company products. The Latin American region includes the manufacture, sales and distribution throughout Latin America of small appliances, and sales and distribution of personal care products, professional clippers and related products, camping products and Powermate products. Japan includes the sales and distribution of primarily outdoor recreation products. Canada includes sales of substantially all the Company's products and East Asia encompasses sales and distribution in all areas of East Asia other than Japan of substantially all the Company's products.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

14. SEGMENT, CUSTOMER AND GEOGRAPHIC DATA--(CONTINUED)

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

                                                               OUTDOOR
                                                 HOUSEHOLD     LEISURE      INTERNATIONAL    CORPORATE      TOTAL
                                                 ---------    ----------    -------------    ---------    ----------
YEAR ENDED DECEMBER 31, 1998
  Net sales to unaffiliated customers.........   $ 714,568    $  677,526      $ 413,864      $  30,913    $1,836,871
  Intersegment net sales......................      62,971       111,583         98,120             --       272,674
  Segment operating loss......................     (66,376)      (71,612)       (29,941)      (150,975)     (318,904)
  Segment assets..............................     864,745     1,782,994        413,755        344,023     3,405,517
  Segment depreciation expense................      24,086        32,759          2,448          4,742        64,035

YEAR ENDED DECEMBER 28, 1997
  Net sales to unaffiliated customers.........   $ 568,921    $  258,484      $ 229,572      $  16,113    $1,073,090
  Intersegment net sales......................     100,355         3,520         64,549             --       168,424
  Segment operating earnings (loss)...........      73,210         8,205         43,793        (42,915)       82,293
  Segment assets..............................     510,183       141,332        167,591        239,822     1,058,928
  Segment depreciation expense................      15,358         9,494          3,204          3,872        31,928

YEAR ENDED DECEMBER 29, 1996
  Net sales to unaffiliated customers.........   $ 555,215    $  245,600      $ 183,267      $     154    $  984,236
  Intersegment net sales......................      48,961         8,940         30,012             --        87,913
  Segment operating (loss) earnings...........     (37,598)       39,970          5,567        (62,355)      (54,416)
  Segment assets..............................     352,253       215,757         89,360        402,078     1,059,448
  Segment depreciation expense................      25,950         9,180          2,464            741        38,335

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

14. SEGMENT, CUSTOMER AND GEOGRAPHIC DATA--(CONTINUED)

     Reconciliation of selected segment information to Sunbeam's consolidated totals for the years ended:

                                                           DECEMBER 31, 1998    DECEMBER 28, 1997    DECEMBER 29, 1996
                                                           -----------------    -----------------    -----------------
Net sales:
Net sales for reportable segments.......................      $ 2,109,545          $ 1,241,514          $ 1,072,149
Elimination of intersegment net sales...................         (272,674)            (168,424)             (87,913)
                                                              -----------          -----------          -----------
  Consolidated net sales................................      $ 1,836,871          $ 1,073,090          $   984,236
                                                              -----------          -----------          -----------
                                                              -----------          -----------          -----------
Segment (loss) earnings:
Total (loss) earnings for reportable segments...........      $  (318,904)         $    82,293          $   (54,416)
Unallocated amounts:
  Interest expense......................................         (131,091)             (11,381)             (13,588)
  Other (income) expense, net...........................            4,768                  (12)              (3,738)
  Amortization of intangible assets.....................          (43,830)              (7,829)              (9,094)
  Provision for inventory (Notes 11 and 12).............          (95,830)                  --              (60,800)
  Asset impairment (Notes 2 and 11).....................         (101,894)                  --                   --
  Issuance of warrants (Note 2).........................          (70,000)                  --                   --
  Former employees deferred compensation and severance
     (Note 8)...........................................          (30,688)                  --                   --
  Restructuring benefit (charges) (Note 12).............               --               14,582             (110,122)
  Restructuring related charges (Note 12)...............               --              (15,800)             (10,047)
  Reversals of reserves no longer required (Note 17)....               --               27,963                   --
  Other (charges) benefit...............................           (8,879)               2,854                   --
                                                              -----------          -----------          -----------
                                                                 (477,444)              10,377             (207,389)
                                                              -----------          -----------          -----------
     Consolidated (loss) earnings from continuing
       operations before income taxes, minority interest
       and extraordinary charge.........................      $  (796,348)         $    92,670          $  (261,805)
                                                              -----------          -----------          -----------
                                                              -----------          -----------          -----------

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

14. SEGMENT, CUSTOMER AND GEOGRAPHIC DATA--(CONTINUED)

  Enterprise-Wide Disclosures

     Net sales from the Company's Household products represented 50%, 73% and 74% of consolidated net sales in 1998, 1997 and 1996, respectively. Net sales from the Company's Outdoor Leisure products category represented 50%, 25% and 26% of consolidated net sales in 1998, 1997 and 1996, respectively.

                                                                           FISCAL YEARS ENDED
                                                                 --------------------------------------
                                                                    1998          1997          1996
                                                                 ----------    ----------    ----------
Geographic Area Data
Net sales to unaffiliated customers:
  United States...............................................   $1,423,007    $  843,518    $  800,969
  Europe......................................................      170,910        17,415        18,872
  Latin America...............................................      158,670       164,044       125,072
  Other.......................................................       84,284        48,113        39,323
                                                                 ----------    ----------    ----------
Total net sales...............................................   $1,836,871    $1,073,090    $  984,236
                                                                 ----------    ----------    ----------
                                                                 ----------    ----------    ----------
Identifiable assets:
  United States...............................................   $2,991,762    $  891,337    $  970,088
  Europe......................................................      244,670         9,703        15,476
  Latin America...............................................       80,943       127,036        54,921
  Other.......................................................       88,142        30,852        18,963
                                                                 ----------    ----------    ----------
Total identifiable assets.....................................   $3,405,517    $1,058,928    $1,059,448
                                                                 ----------    ----------    ----------
                                                                 ----------    ----------    ----------

     Revenue from one retail customer in the United States in Sunbeam's Household and Outdoor Leisure segments accounted for approximately 18%, 20% and 19% of consolidated net sales in 1998, 1997 and 1996, respectively. Receivables from this customer approximated $62.6 million and $51.9 million at December 31, 1998 and December 27, 1997, respectively. The Company establishes its credit policies based on an ongoing evaluation of its customers' creditworthiness and competitive market conditions and establishes its allowance for doubtful accounts based on an assessment of exposures to credit losses at each balance sheet date. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding.


15. COMMITMENTS AND CONTINGENCIES

  SEC Investigation

     By letter dated June 17, 1998, the staff of the Division of Enforcement of the SEC advised the Company that it was conducting an informal inquiry into the Company's accounting policies and procedures and requested that the Company produce certain documents. On July 2, 1998, the SEC issued a Formal Order of Private Investigation, designating officers to take testimony and pursuant to which a subpoena duces tecum was served on the Company requiring the production of certain documents. On November 4, 1998, the Company received another SEC subpoena duces tecum requiring the production of further documents. The Company has provided numerous documents to the SEC staff and continues to cooperate with the SEC staff. The Company has, however, declined to provide the SEC with material that the Company believes is subject to the attorney-client privilege and the work product immunity. The Company cannot predict the term of such investigation or its potential outcome.

  Litigation

     On April 23, 1998, two class action lawsuits were filed on behalf of purchasers of the Company's common stock in the U.S. District Court for the Southern District of Florida against the Company and some of its present and former directors and former officers alleging violations of the federal securities laws as discussed below. After that date, approximately fifteen similar class actions were filed in the same Court. One of the lawsuits also

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

15. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

named as defendant Arthur Andersen LLP, the Company's independent accountants for the period covered by the lawsuit.

     On June 16, 1998, the Court entered an Order consolidating all these suits and all similar class actions subsequently filed (collectively, the "Consolidated Federal Actions") and providing time periods for the filing of a consolidated amended complaint and defendants' response thereto. On June 22, 1998, two groups of plaintiffs made motions to be appointed lead plaintiffs and to have their selection of counsel approved as lead counsel. On July 20, 1998, the Court entered an Order appointing lead plaintiffs and lead counsel. This Order also stated that it "shall apply to all subsequently filed actions which are consolidated herewith." On August 28, 1998, plaintiffs in one of the subsequently filed actions filed an objection to having their action consolidated pursuant to the June 16, 1998 Order, arguing that the class period in their action differs from the class periods in the originally filed consolidated actions. On December 9, 1998, the Court entered an Order overruling plaintiffs' objections and affirming its prior Order appointing lead plaintiffs and lead counsel.


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

     On April 7, 1998, a purported derivative action was filed in the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against the Company and some of its present and former directors and former officers. The action alleged that the individual defendants breached their fiduciary duties and wasted corporate assets when the Company granted stock options at an exercise price of $36.85 to three of its officers and directors (who were subsequently terminated) on or about February 2, 1998. On June 25, 1998, all defendants filed a motion to dismiss the complaint for failure to make a presuit demand on Sunbeam's board of directors. On October 22, 1998, the plaintiff amended the complaint against all but one of the defendants named in the original complaint. On February 19, 1999, plaintiffs filed a second amended derivative complaint nominally on behalf of Sunbeam against some of its present and former directors and former officers and Arthur Andersen LLP. The second amended complaint alleges, among other things, that Messrs. Dunlap and Kersh (the Company's former Chairman and Chief Executive Officer and Chief Financial Officer, respectively) caused Sunbeam to employ fraudulent accounting procedures in order to enable them to secure new employment contracts, and seeks an award of damages and other declaratory and equitable relief. The plaintiff has agreed that defendants need not respond to the second amended complaint until May 14, 1999. As described below, the Company and the plaintiffs have moved the Court for injunctive relief against Messrs. Dunlap and Kersh with respect to the arbitration action brought by them.


     On June 25, 1998, four purported class actions were filed in the Court of Chancery of the State of Delaware in New Castle County by minority shareholders of Coleman against Coleman, the Company and some of the Company's and Coleman's present and former officers and directors. An additional class action was filed on August 10, 1998, against the same parties. The complaints in these class actions allege, in essence, that the

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

15. COMMITMENTS AND CONTINGENCIES--(CONTINUED) existing exchange ratio for the proposed Coleman merger is no longer fair to Coleman's public shareholders as a result of the decline in the market value of the common stock. On October 21, 1998, the Company announced that it had entered into a Memorandum of Understanding to settle, subject to court approval, the class actions. Under the terms of the proposed settlement, if approved by the court the Company will issue to the Coleman public shareholders, and plaintiff's counsel in this action, warrants to purchase up to approximately 4.98 million shares of the Company's common stock at a cash exercise price of $7 per share, subject to certain anti-dilution provisions. These warrants will generally have the same terms as the warrants issued to an affiliate of M&F (see Note 2) and will be issued when the Coleman merger is consummated, which is now expected to be during the second half of 1999. As a consequence of entering the Memorandum of Understanding and agreeing to issue additional consideration in the form of warrants to purchase Sunbeam common stock, a new measurement date was established. The total consideration to be paid (cash, Sunbeam common stock, and Sunbeam warrants) to the Coleman shareholders will therefore be measured as of October 21, 1998. There can be no assurance that the Court will approve the settlement as proposed.


     During the months of August and October 1998, purported class action and derivative lawsuits were filed in the Court of Chancery of the State of Delaware in New Castle County and in the U.S. District Court for the Southern District of Florida by shareholders of the Company against the Company, M&F and certain of the Company's present and former directors. These complaints allege that the defendants breached their fiduciary duties when the Company entered into a settlement agreement whereby M&F and its affiliates released the Company from certain claims they may have had arising out of the Company's acquisition of M&F's interest in Coleman, and M&F agreed to provide management support to the Company. Under the settlement agreement, M&F was granted a five-year warrant to purchase up to an additional 23 million shares of Sunbeam's common stock at an exercise price of $7 per share, subject to certain anti-dilution provisions. The plaintiffs have requested an injunction against issuance of stock to M&F pursuant to exercise of the warrants and unspecified money damages. These complaints also allege that the rights of the public shareholders have been compromised, as the settlement would normally require shareholders' approval under the rules and regulations of the New York Stock Exchange ("NYSE"). The Audit Committee of the Company's board of directors determined that obtaining such shareholders' approval would have seriously jeopardized the financial viability of the Company, which is an allowable exception to the NYSE shareholders' approval requirements. By Order of the Court of Chancery dated January 7, 1999, the derivative actions filed in that Court were consolidated and the Company has moved to dismiss such action. The action filed in the U.S. District Court for the Southern District of Florida has been dismissed.


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

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

15. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

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


     On February 9, 1999, Messrs. Dunlap and Kersh filed with the American Arbitration Association demands for arbitration of claims under their respective employment agreements with Sunbeam. Messrs. Dunlap and Kersh are requesting a finding by the arbitrator that they were terminated by the Company without cause and should be awarded the corresponding benefits set forth in their respective employment agreements. On March 12, 1999, Sunbeam asked the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida to issue an injunction prohibiting Messrs. Dunlap and Kersh from pursuing their arbitration proceedings against Sunbeam on the ground that the simultaneous litigation of the April 7, 1998 action and these arbitration proceedings would subject Sunbeam to the threat of inconsistent adjudications with respect to certain rights to compensation asserted by Messrs. Dunlap and Kersh. On March 19, 1999, the plaintiff in the April 7, 1998 action discussed above moved for a similar injunction on the ground that the arbitration proceedings threatened irreparable harm to Sunbeam and its shareholders. On March 26, 1999, Messrs., Dunlap and Kersh filed a response in opposition to the motions for injunctive relief. A hearing on the motions for injunctive relief has been held and, as a result of Sunbeam's motion for preliminary injunction, administration of the arbitrations has been suspended until May 10, 1999.

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

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

15. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

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

     Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs, and other significant factors which vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. As of December 31, 1998 Sunbeam had established accruals for litigation matters of $31.2 million (representing $17.5 million and $13.7 million for estimated damages or settlement amounts and legal fees, respectively) and $9.9 million as of December 28, 1997 (representing $3.0 million and $6.9 million for estimated damages or settlement amounts and legal fees, respectively). It is anticipated that the $31.2 million accrual will be paid as follows: $22.4 million in

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

15. COMMITMENTS AND CONTINGENCIES--(CONTINUED)
1999, $7.5 million in 2000, and $1.3 million in 2001. The Company believes, based on information known at December 31, 1998, that anticipated probable costs of litigation matters existing as of December 31, 1998 have been adequately reserved to the extent determinable.


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

     The Superfund Act, and related state environmental remediation laws, generally authorize governmental authorities to remediate a Superfund site and to assess the costs against the PRPs or to order the PRPs to remediate the site at their expense. Liability under the Superfund Act is joint and several and is imposed on a strict basis, without regard to degree of negligence or culpability. As a result, the Company recognizes its responsibility to determine whether other PRPs at a Superfund site are financially capable of paying their respective shares of the ultimate cost of remediation of the site. Whenever the Company has determined that a particular PRP is not financially responsible, it has assumed for purposes of establishing reserve amounts that such PRP will not pay its respective share of the costs of remediation. To minimize the Company's potential liability with respect to the Environmental Sites, the Company has actively participated in steering committees and other groups of PRPs established with respect to such sites. The Company currently is engaged in active remediation activities at 12 sites, seven of which are among the Environmental Sites referred to above, and five of which have not been designated as Superfund sites under federal or state law. The remediation efforts in which the Company is involved include facility investigations, including soil and groundwater investigations, corrective measure studies, including feasibility studies, groundwater monitoring, extraction and treatment, soil sampling, excavation and treatment relating to environmental clean-ups. In certain instances, the Company has entered into agreements with governmental authorities to undertake additional investigatory activities and in other instances has agreed to implement appropriate remedial actions. The Company has also established reserve amounts for certain non-compliance matters including those involving air emissions.


     The Company has established reserves, in accordance with SFAS No. 5, Accounting for Contingencies, to cover the anticipated probable costs of investigation and remediation, based upon periodic reviews of all sites for which the Company has, or may have remediation responsibility. The Company accrues environmental investigation and remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated and the Company's responsibility is established. Generally, the timing of these accruals coincides with the earlier of formal commitment to an investigation plan, completion of feasibility study or the Company's commitment to a formal plan of action. As of December 31, 1998 and 1997, the Company's environmental reserves were $25.0 million (representing $22.9 million for the estimated costs of facility investigations, corrective measure studies and known remedial measures and $2.1 million for estimated legal

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

15. COMMITMENTS AND CONTINGENCIES--(CONTINUED) costs) and $24.0 million, (representing $21.8 million for the estimated cost of facility investigations, corrective measure studies and known remedial measures and $2.2 million for estimated legal costs), respectively. It is anticipated that the $25.0 million accrual at December 31, 1998 will be paid as follows:
$5.3 million in 1999, $4.9 million in 2000, $3.2 million in 2001, $1.0 million in 2002, $1.0 million in 2003 and $9.6 million thereafter. The Company has accrued its best estimate of investigation and remediation costs (based upon a range of exposure of $13.0 million to $46.3 million) based upon facts known to the Company and because of the inherent difficulties in estimating the ultimate amount of environmental costs, which are further described below, these estimates may materially change in the future as a result of the uncertainties described below. Estimated costs, which are based upon experience with similar sites and technical evaluations, are judgmental in nature and are recorded at undiscounted amounts without considering the impact of inflation and are adjusted periodically to reflect changes in applicable laws or regulations, changes in available technologies and receipt by the Company of new information. It is difficult to estimate the ultimate level of future environmental expenditures due to a number of uncertainties surrounding environmental liabilities. These uncertainties include the applicability of laws and regulations, changes in environmental remediation requirements, the enactment of additional regulations, uncertainties surrounding remediation procedures including the development of new technology, the identification of new sites for which the Company could be a PRP, information relating to the exact nature and extent of the contamination at each site and the extent of required cleanup efforts, the uncertainties with respect to the ultimate outcome of issues which may be actively contested and the varying costs of alternative remediation strategies. The Company continues to pursue the recovery of some environmental remediation costs from certain of its liability insurance carriers; however, such potential recoveries have not been offset against potential liabilities and have not been considered in determining the Company's environmental reserves. Due to uncertainty over remedial measures to be adopted at some sites, the possibility of changes in Environmental Laws and regulations and the fact that joint and several liability with the right of contribution is possible at federal and state Superfund sites, the Company's ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of December 31, 1998.


     In the fourth quarter of 1996, the Company performed a comprehensive review of all environmental exposures in an attempt by the then new senior management team to accelerate the resolution and settlement of environmental claims. As a result, upon conclusion of the review, the Company recorded additional environmental reserves of approximately $9.0 million in the fourth quarter of 1996.


     The Company believes, based on existing information, that the costs of completing environmental remediation of all sites for which the Company has a remediation responsibility have been adequately reserved, and that the ultimate resolution of these matters will not have a material adverse effect upon the Company's financial condition, results of operations or cash flows.

  Product Liability Matters

     As a consumer goods manufacturer and distributor, the Company faces the constant risks of product liability and related lawsuits involving claims for substantial money damages, product recall actions and higher than anticipated rates of warranty returns or other returns of goods. These claims could result in liabilities that could have a material adverse effect on Sunbeam's financial position, results of operations and cash flows. Some of the product lines Sunbeam acquired in the 1998 acquisitions have increased its exposure to product liabilities and related claims.


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

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

15. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

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

  Commitment Fee


     Under the terms of the April 15, 1999 amendment to the New Credit Facility, the Company is obligated to pay a loan commitment fee of between $4.2 million and $17.0 million. The ultimate amount of the fee is determined based on multiplying the sum of the outstanding borrowings and amounts available for borrowings as of April 15, 1999 by a factor that is determined at the earlier of September 30, 2000 or upon repayment of the New Credit Facility. This fee is payable at the earlier of September 30, 2000 or upon repayment of the New Credit Facility. At a minimum, the Company is obligated under these terms to pay
$4.2 million. The ultimate amount due could be as high as $17.0 million if the sum of the outstanding borrowings and amounts available for borrowings at September 30, 2000 (the "aggregate availability") exceeds $1.2 billion. If the aggregate availability is between $1.0 billion and $1.2 billion, a fee of $8.4 million will be due. If the aggregate availability is $1.0 billion or less, the $4.2 million minimum will be due. Under any circumstances, the $4.2 million will be due; therefore, the Company will accrue the minimum liability and record an offsetting asset in the second quarter of 1999, which will be amortized and included in interest expense through April 10, 2000, the term of the current amendment extension period.


     The Company will not accrue for amounts in excess of the $4.2 million as there are numerous uncertainties which may individually or in the aggregate impact the level of aggregate availability at September 30, 2000. These uncertainties include, but are not limited to: the ability to obtain an amendment or further waiver of existing covenants from the lenders under the New Credit Facility for the period beyond April 10, 2000; proceeds from the sales of assets or businesses, if any; changes in debt structure, including the effects of refinancing, if any; and cash flows generated or used by future operations. Given these uncertainties, the Company is currently not able to predict the probable level of aggregate availability at September 30, 2000. As events develop, the Company will periodically review the expected aggregate availability at September 30, 2000. If it becomes likely than an amount in excess of $4.2 million will be paid, the Company will recognize that change in estimate over the remaining period of the New Credit Facility Amendment.


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

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

15. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

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

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

16. RELATED PARTY TRANSACTIONS--(CONTINUED)

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

17. UNAUDITED QUARTERLY FINANCIAL DATA

                                                                                      FISCAL 1998(A)
                                                                         ----------------------------------------
                                                                          FIRST     SECOND      THIRD     FOURTH
                                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                                         -------    -------    -------    -------
                                                                          (DOLLARS IN MILLIONS, EXCEPT PER SHARE
                                                                         DATA)
Net sales.............................................................   $ 247.6    $ 578.5    $ 496.0    $ 514.8
Gross profit (loss)...................................................      33.8      (52.5)      67.4       (0.6)
Operating loss........................................................     (37.4)    (193.3)    (161.0)    (278.3)
Loss from continuing operations before extraordinary charge...........     (45.6)    (241.0)    (188.9)    (300.0)
Basic and diluted loss per share from continuing operations before
  extraordinary charge................................................     (0.53)     (2.39)     (1.88)     (2.98)
Extraordinary charge..................................................      (8.6)    (103.1)        --      (10.7)
Net loss..............................................................     (54.1)    (344.1)    (188.9)    (310.8)
Basic and diluted loss per share......................................     (0.63)     (3.41)     (1.88)     (3.09)

                                                                                    FISCAL 1997(A)(B)
                                                                         ----------------------------------------
                                                                          FIRST     SECOND      THIRD     FOURTH
                                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                                         -------    -------    -------    -------
                                                                          (DOLLARS IN MILLIONS, EXCEPT PER SHARE
                                                                         DATA)
Net sales.............................................................   $ 252.5    $ 271.4    $ 286.8    $ 262.4
Gross profit..........................................................      58.3       55.3       76.5       52.1
Operating earnings....................................................      17.1       16.8       45.1       25.1
Earnings from continuing operations...................................       9.0        8.7       27.5        7.1
Basic earnings per share from continuing operations...................      0.11       0.10       0.32       0.08
Diluted earnings per share from continuing operations.................      0.11       0.10       0.31       0.08
(Loss) on sale of discontinued operations, net of taxes...............     (13.7)        --       (2.7)       2.4
Net (loss) earnings...................................................      (4.7)       8.7       24.8        9.5
Basic (loss) earnings per share.......................................     (0.06)      0.10       0.29       0.11
Diluted (loss) earnings per share.....................................     (0.06)      0.10       0.28       0.11

------------------

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

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

17. UNAUDITED QUARTERLY FINANCIAL DATA--(CONTINUED)

     During 1998, significant unusual charges affected the respective quarters as follows:

                                                                              FIRST      SECOND     THIRD      FOURTH
                                                                              QUARTER    QUARTER    QUARTER    QUARTER
                                                                              -------    -------    -------    -------
Compensation agreements with former senior officers (Note 8)...............    $31.2     $   --      $  --      $  --
Excess and obsolete inventory reserves (Note 11)...........................       --       84.0        2.2        9.6
Facilities impairment charges (Note 11)....................................       --       29.6        3.1        6.7
Warrants issued to M&F (Note 2)............................................       --         --       70.0         --
Costs associated with financial statement restatement......................       --         --       10.8        9.6
Goodwill impairment (Note 2)...............................................       --         --         --       62.5
                                                                               -----     -------     -----      -----
Total......................................................................    $31.2     $113.6      $86.1      $88.4
                                                                               -----     -------     -----      -----
                                                                               -----     -------     -----      -----

     During the first, second, third and fourth quarters of fiscal 1997, approximately $0.5 million, $4.5 million, $1.5 million and $21.5 million, respectively, of pre-tax liabilities no longer required were reversed and taken into income. Included in these reserves is the $8.1 million litigation reserve reversal discussed in Note 15. Also, during the third and fourth quarters of fiscal 1997, approximately $5.8 million and $8.8 million, respectively, of restructuring reserves no longer required were reversed and taken into income, as discussed in Note 12. Additionally, during the fourth quarter of fiscal 1997, approximately $13.3 million of tax liabilities related to the 1993 and 1994 tax years were determined to be no longer required and were reversed and taken into income. These accruals were no longer required because during the fourth quarter of 1997 the Company reached a resolution with the Internal Revenue Service on its audits of the 1993 and 1994 tax years.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                        FISCAL YEARS 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                 ADDITIONS
                                                   BALANCE AT    CHARGED TO     RESERVES                     BALANCE AT
                                                   BEGINNING     COSTS AND        FROM                        END OF
DESCRIPTION                                        OF PERIOD     EXPENSES      ACQUISITIONS    DEDUCTIONS     PERIOD
------------------------------------------------   ----------    ----------    ------------    ----------    ----------
Allowance for doubtful accounts and cash
  discounts:
                                                                                                $ 25,050 (b)
  Fiscal year ended December 31, 1998...........    $ 30,033      $ 32,919       $ 15,216             93 (c)  $ 53,025
                                                    --------      --------       --------       --------      --------
                                                    --------      --------       --------       --------      --------
                                                                                                $ (2,000)(a)
                                                                                                   8,948 (b)
  Fiscal year ended December 28, 1997...........    $ 19,701      $ 17,297       $     --             17 (c)  $ 30,033
                                                    --------      --------       --------       --------      --------
                                                    --------      --------       --------       --------      --------
                                                                                                $   (233)(a)
                                                                                                  19,911 (b)
  Fiscal year ended December 29, 1996...........    $ 12,326      $ 27,053       $     --             -- (c)  $ 19,701
                                                    --------      --------       --------       --------      --------
                                                    --------      --------       --------       --------      --------

Notes:(a) Reclassified to/from accrued liabilities for customer deductions.
      (b) Accounts written off as uncollectible.
      (c) Foreign currency translation adjustment.
      (d) Reserve balances of acquired companies at acquisition date.