Form 10-Q/A
period 1999-03-31
SUNBEAM CORP/FL/
filed 1999-11-08
CIK 3662

=============================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

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

                      Yes [X]                       No [ ]

On October 26, 1999 there were 100,902,392 shares of the registrant's Common Stock ($.01 par value) outstanding.

          =============================================================

                      SUNBEAM CORPORATION AND SUBSIDIARIES

                                QUARTERLY REPORT
                                 ON FORM 10-Q/A
                                TABLE OF CONTENTS

                                                                                                      PAGE
PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Condensed Consolidated Statements of Operations (Unaudited)
                    for the three months ended March 31, 1999 and March 31, 1998......................  2

                    Condensed Consolidated Balance Sheets (Unaudited)
                    as of March 31, 1999 and December 31, 1998........................................  3

                    Condensed Consolidated Statements of Cash Flows (Unaudited)
                    for the three months ended March 31, 1999 and March 31, 1998......................  4

                    Notes to Condensed Consolidated Financial Statements (Unaudited)..................  5

           Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations......................................................... 18

PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings................................................................. 29
           Item 6.  Exhibits and Reports on Form 8-K.................................................. 32

SIGNATURE............................................................................................. 33


PART I.    FINANCIAL INFORMATION

                      SUNBEAM CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                            THREE MONTHS ENDED
                                                                                      -------------------------------
                                                                                      MARCH 31,             MARCH 31,
                                                                                        1999                  1998
                                                                                    -----------           -----------
Net sales....................................................................       $   523,946           $   247,601
Cost of goods sold...........................................................           400,791               213,828
Selling, general and administrative expense..................................           137,949                71,139
                                                                                    -----------           -----------
Operating loss...............................................................           (14,794)              (37,366)
Interest expense.............................................................            41,906                 5,073
Other expense, net...........................................................               808                 3,165
                                                                                    -----------           -----------
Loss before income taxes, minority interest and extraordinary charge.........           (57,508)              (45,604)

Income tax (benefit) provision:
  Current....................................................................              (151)                  327
  Deferred...................................................................             1,893                  (449)
                                                                                    -----------           -----------
                                                                                          1,742                  (122)
                                                                                    -----------           -----------
Minority interest............................................................             1,489                    --
                                                                                    -----------           -----------
Loss before extraordinary charge.............................................           (60,739)              (45,482)
Extraordinary charge from early extinguishment of debt.......................                --                (8,624)
                                                                                    -----------           -----------
Net loss.....................................................................       $   (60,739)          $   (54,106)
                                                                                    ===========           ===========
Basic and diluted loss per share:
   Loss from continuing operations...........................................       $     (0.60)          $     (0.53)
   Extraordinary charge.................................................                     --                 (0.10)
                                                                                    -----------           -----------
   Net loss..................................................................       $     (0.60)          $     (0.63)
                                                                                    ===========           ===========
Weighted average common shares outstanding...................................           100,740                86,390



            See Notes to Condensed Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                               MARCH 31,             DECEMBER 31,
                                                                                 1999                   1998
                                                                           -------------          -------------
ASSETS
Current assets:

   Cash and cash equivalents...........................................    $      46,163          $      61,432
   Restricted investments..............................................           72,351                 74,386
   Receivables, net....................................................          396,783                361,774
   Inventories.........................................................          534,555                519,189
   Prepaid expenses, deferred income taxes and other current assets....           69,889                 74,187
                                                                           -------------          -------------
       Total current assets............................................        1,119,741              1,090,968
Property, plant and equipment, net ....................................          452,343                455,172
Trademarks, tradenames, goodwill and other, net........................        1,827,019              1,859,377
                                                                           -------------          -------------
                                                                           $   3,399,103          $   3,405,517
                                                                           =============          =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current portion of long-term debt...............    $     119,276          $     119,103
   Accounts payable....................................................          177,478                162,173
   Other current liabilities...........................................          318,972                321,185
                                                                           -------------          -------------
       Total current liabilities.......................................          615,726                602,461
Long-term debt, less current portion...................................        2,207,999              2,142,362
Other long-term liabilities............................................          234,834                248,459
Deferred income taxes..................................................           99,691                100,473
Minority interest......................................................           50,620                 51,325

Commitments and contingencies (Note 9)

Shareholders' equity:
   Preferred stock (2,000,000 shares authorized, none outstanding).....               --                     --
   Common stock (100,739,053 shares issued)............................            1,007                  1,007
   Additional paid-in capital..........................................        1,123,419              1,123,457
   Accumulated deficit.................................................         (870,736)              (809,997)
   Accumulated other comprehensive loss................................          (63,457)               (54,030)
                                                                           -------------          -------------
       Total shareholders' equity......................................          190,233                260,437
                                                                           -------------          -------------
                                                                           $   3,399,103          $   3,405,517
                                                                           =============          =============

            See Notes to Condensed Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                    THREE MONTHS ENDED
                                                                            ---------------------------------
                                                                              MARCH 31,             MARCH 31,
                                                                                1999                  1998
                                                                            -----------           -----------
OPERATING ACTIVITIES:
     Net loss..........................................................     $   (60,739)          $   (54,106)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
        Depreciation and amortization..................................          32,394                10,414
        Non-cash interest charges......................................          11,271                 1,526
        Deferred income taxes..........................................           1,893                  (449)
        Extraordinary charge from early extinguishment of debt.........              --                 8,624
        Non-cash compensation charges..................................              --                24,290
        Minority interest..............................................           1,489                    --
        (Gain) loss on the sale of property, plant and equipment.......            (568)                    4
        Changes in working capital and other, net of acquisitions......         (43,224)             (125,029)
                                                                            -----------           -----------
                 Net cash used in operating activities.................         (57,484)             (134,726)
                                                                            -----------           -----------
INVESTING ACTIVITIES:
     Capital expenditures, net.........................................         (16,288)              (19,480)
     Acquisition of Coleman, including acquisition costs,
        net of cash acquired ..........................................              --              (160,612)
     Other, net........................................................            (165)                   --
                                                                            -----------           -----------
             Net cash used in investing activities.....................         (16,453)             (180,092)
                                                                            -----------           -----------
FINANCING ACTIVITIES:
     Issuance of convertible subordinated debentures, net of
        financing fees.................................................              --               729,622
     Net borrowings under revolving credit facilities..................          61,468                    --
     Payments of debt obligations, including prepayment penalties......          (2,500)             (266,672)
     Other debt financing fees.........................................            (234)              (25,075)
     Proceeds from exercise of stock options...........................              --                19,045
     Other, net........................................................             (66)                 (857)
                                                                            ------------          -----------
                   Net cash provided by financing activities...........          58,668               456,063
                                                                            -----------           -----------
Net (decrease) increase in cash and cash equivalents...................         (15,269)              141,245
Cash and cash equivalents at beginning of period.......................          61,432                52,298
                                                                            -----------           -----------
Cash and cash equivalents at end of period.............................     $    46,163           $   193,543
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

BASIS OF PRESENTATION

         The Condensed Consolidated Balance Sheet of the Company as of March 31, 1999 and the Condensed Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 1999 and 1998 are unaudited. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. The December 31, 1998 Condensed Consolidated Balance Sheet was derived from the consolidated financial statements contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1998 Annual Report on Form 10-K/A. In the opinion of management, the unaudited condensed consolidated financial statements contained herein include all adjustments (consisting of only recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for the entire year or future periods.

BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK

                  Loss per common share calculations are determined by dividing loss attributable to common shareholders by the weighted average number of shares of common stock outstanding. Loss per share for the three months ended March 31, 1999 and 1998, respectively, is based only on the weighted average number of common shares outstanding as potential common shares have been excluded as a result of the loss from operations during both periods presented. Loss per share for the three months ended March 31, 1999 and 1998 excluded 25,458 and 4,758,565 shares related to stock options, respectively, as their effect would have been anti-dilutive. Stock options to purchase 18,961,063 common shares and 4,622,989 common shares at March 31, 1999 and 1998, respectively, were excluded from potential common shares as the option exercise prices were greater than the average market price of the Company's common stock during each of the respective periods presented. Diluted average common shares outstanding as of March 31, 1999 and March 31, 1998, respectively excluded 13,242,050 shares issuable upon the conversion of the Zero Coupon Convertible Senior Subordinated Debentures due 2018 (the "Debentures"). In addition, diluted average common shares outstanding as of March 31, 1999 excluded 23,000,000 shares issuable on the exercise of warrants. Diluted average common shares outstanding as of March 31, 1998 also excluded (58,065) shares related to restricted stock.

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

         On August 12, 1998, the Company announced that, following investigation and negotiation conducted by a Special Committee of the Board consisting of four outside directors not affiliated with M&F, the Company had entered into a settlement agreement with a subsidiary of M&F pursuant to which the Company was released from certain threatened claims of M&F and its subsidiaries arising from the Coleman acquisition and M&F agreed to provide certain management personnel and assistance to the Company in exchange for the issuance to the M&F subsidiary of a warrant expiring August 24, 2003 to purchase up to 23 million shares of the Company's common stock at a cash exercise price of $7.00 per share, subject to anti-dilution adjustments. The Company concluded that the agreement to issue this warrant did not result in a new measurement date for the purposes of determining the purchase price for Coleman and has accounted for the issuance of this warrant in the third quarter of 1998 as a cost of settling a potential claim.

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

         As of the date of the acquisition of Coleman, management of the Company determined approximately 117 employees of Coleman would need to be involuntarily terminated in order to eliminate duplicate activities and functions and fully integrate Coleman into Sunbeam's operations. The Company recognized a liability of approximately $8 million representing severance and benefit costs related to 117 employees pursuant to the termination plan. This liability was included in the allocation of purchase price. As of March 31, 1999, 110 employees were terminated and paid benefits of approximately $6 million. Remaining termination costs are expected to be paid by December 31, 2000 and no additional charges are anticipated in future periods related to this issue.

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

                                                                                            THREE MONTHS ENDED
                                                                                              MARCH 31, 1998
                                                                                            ------------------
              Net sales.............................................................           $    509.4
              Loss before extraordinary charge......................................                (71.0)
              Basic and diluted loss per share from continuing operations
               before extraordinary charge..........................................                (0.79)


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

         The Debentures are exchangeable for shares of the Company's common stock at an initial conversion rate of 6.575 shares for each $1,000 principal amount at maturity of the Debentures, subject to adjustment upon occurrence of specified events. The Debentures are subordinated in right of payment to all existing and future senior indebtedness of the Company. The Debentures are not redeemable by the Company prior to March 25, 2003. On or after such date, the Debentures are redeemable for cash with at least 30 days notice, at the option of the Company. The Company is required to purchase Debentures at the option of the holder as of March 25, 2003, March 25, 2008 and March 25, 2013, at purchase prices equal to the issue price plus accrued original discount to such dates. The Company may, at its option, elect to pay any such purchase price in cash or common stock, or any combination thereof. However, the New Credit Facility prohibits the Company from redeeming or repurchasing Debentures for cash. The Company was required to file a registration statement with the SEC to register the Debentures by June 23, 1998. This registration statement was filed on February 4, 1999 and the SEC has not declared the registration statement effective. The Company's failure to file the registration statement by June 23, 1998 did not constitute default under the terms of the Debentures. As part of the normal review process by the SEC, a number of comments have been made by the staff of the Division of Corporation Finance relating to the registration statement and the restated 1996 and 1997 financial statements included therein. The Company has filed amendments to this registration statement. From June 23, 1998 until the registration statement is declared effective, the Company is required to pay to the Debenture holders cash liquidated damages accruing, for each day during such period, at a rate per annum equal to 0.25% during the first 90 days and 0.50% thereafter multiplied by the total of the issue price of the Debentures plus the original issue discount thereon on such day. The Company made its first payment of approximately $500,000 to the Debenture holders on September 25, 1998 and an additional $2 million was paid on March 25, 1999. An additional cash payment of approximately $2 million, representing the Company's liability to debenture holders through June 30, 1999, was paid on September 25, 1999.

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

         The New Credit Facility provides for aggregate borrowings of up to $1.7 billion through: (i) a revolving credit facility in an aggregate principal amount of up to $400.0 million maturing March 30, 2005, ($52.5 million of which may only be used to complete the Coleman merger if the Coleman merger is not completed prior to August 31, 1999); (ii) up to $800.0 million in term loans maturing on March 30, 2005, (of which $35.0 million may only be used to complete the Coleman merger); and (iii) a $500.0 million term loan maturing September 30, 2006, (of which $5.0 million has already been repaid through March 31, 1999). As of March 31, 1999, approximately $1.5 billion was outstanding and approximately $0.1 billion was available for borrowing under the New Credit Facility. The remaining $0.1 billion of the $1.7 billion New Credit Facility was committed for outstanding letters of credit.

         Under the New Credit Facility, interest accrues, at the Company's option: (i) at the London Interbank Offered Rate ("LIBOR"); or (ii) at the base rate of the administrative agent which is generally the higher of the prime commercial lending rate of the administrative agent or the Federal Funds Rate plus 0.50%; in each case plus an interest margin which is currently 4.00% for LIBOR borrowings and 2.50% for base rate borrowings. The interest margin is subject to potential decreases in the future, including a decrease to 3.00% for LIBOR loans and 1.75% for base rate loans upon consummation of the Coleman merger and the effectiveness of the pledge of substantially all of Coleman's and its domestic subsidiaries' assets to secure the obligations under the New Credit Facility. Borrowings under the New Credit Facility are secured by a pledge of the stock of the Company's material subsidiaries, including Coleman, and by a security interest in substantially all of the assets of the Company and its material domestic subsidiaries, other than Coleman and its material subsidiaries except as described below. Currently, Coleman's inventory and related assets are pledged to secure its obligations for letters of credit issued for its account under the New Credit Facility. Additionally, as security for Coleman's note payable to the Company, Coleman pledged substantially all of its domestic assets, other than real property, including 66% of the stock of its direct foreign subsidiaries and domestic holding companies for its foreign subsidiaries, and all of the stock of its other direct domestic subsidiaries (but not the assets of Coleman's subsidiaries). The pledge runs in favor of the Company's lending banks, to which the Coleman note has been pledged as security for the Company's obligations to them. Upon completion of the Coleman merger, substantially all of Coleman's assets and the assets of Coleman's domestic subsidiaries will be pledged to secure the obligations under the New Credit Facility. In addition, borrowings under the New Credit Facility are guaranteed by a number of the Company's wholly-owned material domestic subsidiaries and these subsidiary guarantees are secured as described above. Upon completion of the Coleman merger, Coleman and each of its United States subsidiaries will become guarantors of the obligations under the New Credit Facility. To the extent extensions of credit are made to any subsidiaries of the Company, the obligations of such subsidiaries are guaranteed by the Company.

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

mergers, acquisitions and asset sales, (viii) engage in certain transactions with affiliates, (ix) settle certain litigation, (x) alter its cash management system and (xi) alter the businesses they conduct. The Company is also required to comply with specified financial covenants and ratios. The New Credit Facility provides for events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenant, cross-defaults, bankruptcy, material adverse change arising from compliance with ERISA, material adverse judgments, entering into guarantees and change of ownership and control. It is also an event of default under the New Credit Facility if the Company's registration statement in connection with the Coleman merger is not declared effective by the SEC on or before October 30, 1999 (effective as of October 25, 1999, the bank lenders agreed to extend this date to November 30, 1999), or if the merger does not occur within 25 business days of the effectiveness of the registration statement or if the cash consideration (including any payments on account of the exercise of any appraisal rights, but excluding related legal, accounting and other customary fees and expenses) to consummate the Coleman merger exceeds $87.5 million. Although there can be no assurance, the Company anticipates that it will satisfy these conditions. Furthermore, the New Credit Facility requires the Company to prepay term loans on each of September 30, 1999 and December 31, 1999 to the extent that cash on hand in the Company's concentration accounts plus the aggregate amount of unused revolving loan commitments on these dates (excluding, for the September measurement date, $52.5 million reserved for the Coleman merger), exceeds $115 million and $125 million, respectively, but the Company is not required to prepay more than $69.3 million in the aggregate as a result of the provision. Unless waived by the bank lenders, the failure to satisfy any of the financial ratios and tests contained in the New Credit Facility or the occurrence of any other event of default under the New Credit Facility would entitle the bank lenders to (a) receive a 2.00% increase in the interest rate applicable to outstanding loans and increase the trade letter of credit fees to 1.00% and (b) accelerate the maturity of the outstanding borrowings under the New Credit Facility and exercise all or any of their other rights and remedies. Any such acceleration or other exercise rights and remedies would likely have a material adverse effect on the Company. The New Credit Facility also includes provisions for the deferral of the 1999 scheduled term loan payments of $69.3 million until April 10, 2000 as a result of the satisfaction by the Company on May 14, 1999 of the agreed upon conditions to the deferral.

         In March 1998, the Company prepaid a $75.0 million 7.85% industrial revenue bond related to its Hattiesburg facility originally due in 2009. In connection with the early extinguishment of this debt, the Company recognized an extraordinary charge in the first quarter of 1998. This extraordinary charge consisted of redemption premiums ($7.8 million) and unamortized deferred financing costs ($0.8 million).

         In connection with the acquisition of Signature Brands, the Company was required to defease $70.0 million of acquired debt. Cash was placed with a trustee to provide for the defeasance, including the related prepayment penalty. This cash was used to purchase Treasury Notes. Accordingly, $72.4 million and $74.4 million of restricted investments held by the trustee for the August 1999 liquidation of this acquired debt are reflected as an asset at March 31, 1999 and December 31, 1998, respectively, and $70.0 million is reflected as short-term debt in the Condensed Consolidated Balance Sheets at March 31, 1999 and December 31, 1998. The prepayment penalty is reflected as part of the acquisition price of Signature Brands. On July 13, 1999, this debt was called for redemption. The effective date of redemption was August 15, 1999.

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

5.       COMPREHENSIVE LOSS

         The components of the Company's comprehensive loss are as follows (in thousands):

                                                                                           THREE MONTHS ENDED
                                                                                   -------------------------------
                                                                                     MARCH 31,         MARCH 31,
                                                                                       1999              1998
                                                                                   -------------------------------
              Net loss.....................................................        $  (60,739)         $   (54,106)
              Foreign currency translation adjustment, net of taxes........            (9,427)                 183
                                                                                   ----------          -----------
              Comprehensive loss...........................................        $ ( 70,166)         $   (53,923)
                                                                                   ==========          ===========

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

5.       COMPREHENSIVE LOSS - (CONTINUED)

         As of March 31, 1999 and December 31, 1998, "Accumulated other comprehensive loss," as reflected in the Condensed Consolidated Balance Sheets is comprised of the following:

                                                                                 CURRENCY          MINIMUM
                                                                               TRANSLATION         PENSION
                                                                               ADJUSTMENTS        LIABILITY           TOTAL
                                                                               -----------        ---------           -----
              Balance at March 31, 1999................................       $   (21,449)      $  (42,008)       $  (63,457)
              Balance at December 31, 1998.............................           (12,022)         (42,008)          (54,030)


         The accumulated other comprehensive loss associated with the minimum pension liability is net of deferred taxes of approximately $5 million as of March 31, 1999 and December 31, 1998.

6.       SUPPLEMENTARY FINANCIAL STATEMENT DATA

         Supplementary Balance Sheet data at the end of each period is as follows (in thousands):

                                                                                     MARCH 31,      DECEMBER 31,
                                                                                       1999             1998
                                                                                   ----------        -----------
              Receivables:
                Trade......................................................        $  440,006        $   407,452
                Sundry.....................................................             9,590              7,347
                                                                                   ----------        -----------
                                                                                      449,596            414,799
                Valuation allowance........................................           (52,813)           (53,025)
                                                                                   ----------        -----------
                                                                                   $  396,783        $   361,774
                                                                                   ==========        ===========
              Inventories:
                Finished goods.............................................        $  361,185        $   370,622
                Work in process............................................            57,981             39,143
                Raw materials and supplies.................................           115,389            109,424
                                                                                   ----------        -----------
                                                                                   $  534,555        $   519,189
                                                                                   ==========        ===========

         Supplementary Statements of Cash Flows data is as follows (in thousands):


                                                                                        THREE MONTHS ENDED
                                                                                   -----------------------------
                                                                                    MARCH 31,         MARCH 31,
                                                                                      1999              1998
                                                                                   ----------        -----------
              Cash paid during the period for:
                Interest...................................................        $    29,668       $    5,442
                                                                                   ===========       ==========
                Income taxes, net of refunds...............................        $       184       $      381
                                                                                   ===========       ==========


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

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

7.       ASSET IMPAIRMENT AND OTHER CHARGES- (CONTINUED)

         Personnel at the Mexico City facility were notified in the second quarter of 1998 that the plant was scheduled for closure at year-end 1998, accordingly, at that time, a liability of $1.8 million was recorded in Cost of Goods Sold primarily for employee severance. The employee severance related to approximately 1,200 positions of which 100 employees, representing a $0.4 million severance obligation remained to be terminated at December 31, 1998. Substantially all of these remaining positions have been eliminated and the severance payments have been made as of March 31, 1999.

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

         In the fourth quarter of 1998, in connection with management's decision to outsource the production of certain appliances (principally irons) the Company recorded $0.4 million of severance costs related to the elimination of approximately 45 production positions. During the three months ended March 31, 1999, no severance payments were made. These positions are expected to be eliminated by September 30, 1999.

         At December 31, 1998, the Company had $1.7 million of restructuring accruals relating to its 1996 restructuring plan. This $1.7 million was comprised of $1.2 million relating to lease payments and termination fees and $0.5 million relating to discontinued operations. During the three months ended March 31, 1999, the Company expended $0.3 million relating to discontinued operations. It is anticipated that the remaining restructuring accrual of $1.4 million ($1.2 million relating to lease payments and termination fees and $0.2 million to discontinued operations) will be paid through 2006.

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

                                                                   OUTDOOR
THREE MONTHS ENDED MARCH 31, 1999                 HOUSEHOLD        LEISURE     INTERNATIONAL    CORPORATE        TOTAL
                                                ------------    ------------   -------------   ------------   -----------
    Net sales to unaffiliated customers...      $    164,078    $    218,733    $    139,557   $      1,578   $   523,946
    Intersegment net sales................            19,192          42,664           4,750             --        66,606
    Segment earnings (loss)...............             8,520           9,169           9,777        (28,449)         (983)
    Segment depreciation expense..........             6,545           9,259           1,297          1,482        18,583

THREE MONTHS ENDED MARCH 31, 1998
    Net sales to unaffiliated customers...      $     98,597    $     85,985    $     60,750   $      2,269   $   247,601
    Intersegment net sales................            20,673           4,967          19,731             --        45,371
    Segment (loss) earnings...............            (3,239)         (3,393)         12,422        (10,492)       (4,702)
    Segment depreciation expense..........             4,685           2,598             107          1,048         8,438

SEGMENT ASSETS
    March 31, 1999........................           801,008       1,826,434         435,345        336,316     3,399,103
    December 31, 1998.....................           864,745       1,782,994         413,755        344,023     3,405,517


Reconciliation of selected segment information to Sunbeam's consolidated totals for the three months ended:

                                                          MARCH 31, 1999     MARCH 31, 1998
                                                          --------------     --------------
Net sales:

Net sales for reportable segments.................        $      590,552     $     292,972
Elimination of intersegment net sales.............               (66,606)          (45,371)
                                                          --------------     -------------
     Consolidated net sales.......................        $      523,946     $     247,601
                                                          ==============     =============
Segment loss:

Total loss for reportable segments................        $         (983)    $      (4,702)
Unallocated amounts:
    Interest expense..............................               (41,906)           (5,073)
    Other expense, net............................                  (808)           (3,165)
    Amortization of intangible assets.............               (13,811)           (1,976)
    Former employees deferred
         compensation and severance (Note 8)......                    --           (30,688)
                                                          --------------     -------------
                                                                 (56,525)          (41,414)
                                                          --------------     -------------
      Consolidated loss before income taxes,
        minority interest and extraordinary charge        $      (57,508)    $     (45,604)
                                                          ==============     =============

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

10.   COMMITMENTS AND CONTINGENCIES

LITIGATION

         On April 7, 1998, a purported derivative action was filed in the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against the Company and some of its present and former directors and former officers. The action alleged that the individual defendants breached their fiduciary duties and wasted corporate assets when the Company granted stock options on or about February 2, 1998 at an exercise price of $36.85 to three of its officers and directors who were subsequently terminated by the Company. On June 25, 1998, all defendants filed a motion to dismiss the complaint for failure to make a pre-suit demand on the Company's board of directors. On October 22, 1998, the plaintiff amended the complaint against all but one of the defendants named in the original complaint. On February 19, 1999, plaintiffs filed a second amended derivative complaint nominally on behalf of the Company against some of its present and former directors and former officers and Arthur Andersen. The second amended complaint alleges, among other things, that Messrs. Dunlap and Kersh, Sunbeam's former Chairman and Chief Executive Officer and former Chief Financial Officer, respectively, caused the Company to employ fraudulent accounting procedures in order to enable them to secure new employment contracts, and seeks a declaration that the individual defendants have violated fiduciary duties, an injunction against the payment of compensation to Messrs. Dunlap and Kersh or the imposition of a constructive trust on such payments, and unspecified money damages. The defendants have each moved to dismiss the second amended complaint in whole or in part.

         On June 25, 1998, four purported class actions were filed in the Court of Chancery of the State of Delaware in New Castle County by minority stockholders of Coleman against Coleman, the Company and certain of the Company's and Coleman's present and former officers and directors. An additional class action was filed on August 10, 1998, against the same parties. The complaints in these class actions allege, in essence, that the existing exchange ratio for the proposed Coleman merger is no longer fair to Coleman minority stockholders as a result of the decline in the market value of the Company's common stock. On October 21, 1998, the Company announced that it had entered into a memorandum of understanding to settle, subject to court approval, the class actions. The court hearing on the settlement was held on September 29, 1999, but the court has not yet ruled on the settlement. Under the terms of the proposed settlement, if approved by the court, the Company will issue to Coleman minority stockholders and plaintiffs' counsel in this action warrants to purchase up to approximately 4.98 million shares of the Company common stock at $7 per share, subject to anti-dilution adjustments. Coleman minority stockholders who elect an appraisal under Delaware law will not receive warrants. These warrants will generally have the same terms as the warrant issued to the MacAndrews & Forbes subsidiary and will be issued when the Coleman merger is consummated, which is now expected to occur during the second half of 1999. Issuance of these warrants will be accounted for as additional consideration. There can be no assurance that the court will approve the settlement as proposed.

         On September 16, 1998, an action was filed in the 56th Judicial District Court of Galveston County, Texas alleging various claims in violation of the Texas Securities Act and Texas Business and Commercial Code as well as common law fraud as a result of the Company's alleged misstatements and omissions regarding Sunbeam's financial condition and prospects during a period beginning May 1, 1998 and ending June 16, 1998, in which the U.S. National Bank of Galveston, Kempner Capital Management, Inc. and Legacy Trust Company engaged in transactions in Sunbeam common stock on their own behalf and on behalf of their respective clients. Sunbeam is the only named defendant in this action. The complaint requests recovery of compensatory damages, punitive damages and expenses in an unspecified amount. This action was removed to the U.S. District Court for the Southern District of Texas and subsequently transferred to the Southern District of Florida and consolidated with the Consolidated Federal Actions. Plaintiffs in this action have objected to the consolidation and have sought reconsideration by the Southern District of Florida of the order of the Southern District of Texas denying plaintiffs' motion to remand the case to state court and transferring it to Florida. A similar suit was brought by the same group of plaintiffs against Arthur Andersen. In that action, the plaintiffs allege that Arthur Andersen violated the Texas Securities Act, committed statutory and common law fraud and was negligent in its audits of Sunbeam's 1996 and 1997 financial statements. In September 1999, Arthur Andersen had filed a motion for leave to join the Company and certain of its former officers as responsible third parties and contribution defendants, which motion was denied.

         On October 30, 1998, a class action lawsuit was filed on behalf of certain purchasers of the debentures in the U.S. District Court for the Southern District of Florida against Sunbeam and some of Sunbeam's former officers and directors, alleging violations of the federal securities laws and common law fraud. The complaint alleges that Sunbeam's offering memorandum used for the marketing of the debentures contained false and misleading information regarding Sunbeam's financial position and that the defendants engaged in a plan to inflate Sunbeam's earnings for the purpose of defrauding the plaintiffs and others. The plaintiffs seek a declaration that defendants violated federal securities laws and either unspecified monetary damages or rescission of their purchase of the debentures. This action has been transferred to the Southern District of Florida, where the Consolidated Federal Actions are pending, and the parties have negotiated a proposed coordination plan in order to coordinate proceedings in this action with those in the Consolidated Federal Actions.

         The Company has been named as a defendant in an action filed in the District Court of Tarrant County, Texas, 48th Judicial District, on November 20, 1998. The Company was served in this action through the Secretary of State of Texas on January 15, 1999. The plaintiffs in this action are purchasers of the Debentures. The plaintiffs allege that the Company violated the Texas Securities Act

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

10.      COMMITMENTS AND CONTINGENCIES - (CONTINUED)

and the Texas Business & Commercial Code and committed state common law fraud by materially misstating the financial position of the Company in connection with the offering and sale of the Debentures. The complaint seeks rescission, as well as compensatory and exemplary damages in an unspecified amount. The Company specially appeared to assert an objection to the Texas court's exercise of personal jurisdiction over the Company, and a hearing on this objection took place on April 15, 1999. On April 23, 1999, the court entered an order granting the Company's special appearance and dismissing the case without prejudice. The plaintiffs moved for reconsideration of the court order, which motion the court denied on May 24, 1999. The plaintiffs have appealed the order dismissing the case to the Texas Court of Appeals, and a hearing on such appeal took place on October 20, 1999.

         On February 9, 1999, Messrs. Dunlap and Kersh filed with the American Arbitration Association demands for arbitration of claims under their respective employment agreements with Sunbeam. Messrs. Dunlap and Kersh are requesting a finding by the arbitrators that Sunbeam terminated their employment without cause and that they should be awarded the corresponding benefits provided by their respective employment agreements. On March 12, 1999, the Company asked the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida to issue an injunction prohibiting Messrs. Dunlap and Kersh from pursuing their arbitration proceedings against the Company on the grounds, among others, that the simultaneous litigation of the action filed in that court on April 7, 1998, described above, and the arbitration proceedings would subject the Company to the threat of inconsistent adjudications with respect to certain rights to compensation asserted by Messrs. Dunlap and Kersh and would cause irreparable harm to the Company and its stockholders. On March 19, 1999, the plaintiff in the April 7, 1998 action discussed above moved for an injunction on the similar grounds. On May 11, 1999, the court denied the motions for a preliminary injunction filed by the Company and the plaintiff. The Company has answered the arbitration demands of Messrs. Dunlap and Kersh and has filed counterclaims seeking, among other things, the return of all consideration paid, or to be paid, under the February 1998 Employment Agreements between Sunbeam and Messrs. Dunlap and Kersh. An answer was filed by Messrs. Dunlap and Kersh generally denying the Company's counterclaim. Discovery is pending.

         On May 24, 1999, an action naming the Company as defendant was filed in the Circuit Court for Ozaukee County, Wisconsin. Prior to service of the complaint, the plaintiff dismissed its claims, voluntarily, without prejudice. The plaintiff in this action was a purchaser of the Debentures. The plaintiff alleged that the Company violated the Wisconsin Uniform Securities Act and committed acts of false advertising and misrepresentation in connection with the offering and sale of the Debentures. The plaintiff sought rescission, as well as compensatory and exemplary damages in an unspecified amount.

         On September 13, 1999, an action naming the Company and Arthur Andersen as defendants was filed in the Circuit Court for Montgomery County, Alabama. The plaintiffs in this action are purchasers of the Company's common stock during the period March 19, 1998 through May 6, 1998. The plaintiffs allege, among other things, that the defendants violated the Alabama Security Laws and SEC Rule 10b-5. The plaintiffs seek compensatory and punitive damages in an unspecified amount. The Company has removed this case to the U.S. District Court for the District of Alabama. In addition, Arthur Andersen has filed a cross claim against the Company for contribution and indemnity.

         The Company intends to vigorously defend each of the foregoing lawsuits other than those as to which a memorandum of understanding to settle has been reached, but cannot predict the outcome and is not currently able to evaluate the likelihood of the Company's success in each case or the range of potential loss. However, if the Company were to lose these lawsuits, judgments would likely have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

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

         On July 2, 1998, the American Alliance Insurance Company filed suit against Sunbeam in the U.S. District Court for the Southern District of New York requesting a declaratory judgment of the court that the directors' and officers' liability insurance policy for excess coverage issued by American Alliance was invalid and/or had been properly canceled by American Alliance . The Company's motion to transfer such action to the federal district court in which the Consolidated Federal Actions are currently pending was denied. The Company has filed a motion with the Judicial Panel on Multidistrict Litigation to transfer this action for coordination or consolidation of pretrial proceedings with the various actions pending in the Southern District of Florida. That motion was granted. American Alliance has filed a motion for summary judgment on the ground that coverage was never bound. The Company has opposed that motion. On October 20, 1998, an action was filed by Federal Insurance Company in the U.S. District Court for the Middle District of Florida requesting the same

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

10.      COMMITMENTS AND CONTINGENCIES - (CONTINUED)

relief as that requested by American Alliance in the previously filed action as to additional coverage levels under the Company's directors' and officers' liability insurance policy. This action has been transferred to the U.S. District Court for the Southern District of Florida and is currently in discovery. The Company is seeking a stay of discovery to coordinate discovery in this action with any discovery that may occur in the Consolidated Federal Actions. Plaintiff has moved to compel production of various documents. On December 22, 1998, an action was filed by Executive Risk Indemnity, Inc. in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida requesting the same relief as that requested by American Alliance and Federal in their previously filed actions as to additional coverage levels under the Company's directors' and officers' liability insurance policy. On April 15, 1999, the Company filed an action in the U.S. District Court for the Southern District of Florida against National Union Fire Insurance Company of Pittsburgh, PA, Gulf Insurance Company and St. Paul Mercury Insurance Company requesting, among other things, a declaratory judgment that National Union is not entitled to rescind its directors' and officers' liability insurance policies to the Company and a declaratory judgment that the Company is entitled to coverage from these insurance companies for the various lawsuits described herein under directors' and officers' liability insurance policies issued by each of the defendants. In response to the Company's complaint, defendants St. Paul and Gulf have answered and asserted counterclaims seeking rescission and declaratory relief that no coverage is available to the Company. The Company has denied the allegations of Gulf's and St. Paul's counterclaims. Defendant National Union has filed a motion to dismiss or stay the claims filed by the Company against National Union on the basis, among others, that the Company must submit the dispute to arbitration or mediation. The Company has filed a response opposing that motion. The Company intends to pursue recovery from all of its insurers if damages are awarded against the Company or its indemnified officers and/or directors under any of the foregoing actions and to recover attorneys' fees covered under those policies. The Company's failure to obtain such insurance recoveries following an adverse judgment in any of the actions described above could have a material adverse effect on the Company's financial position, results of operations and cash flows.

         The Company and its subsidiaries are also involved in various other lawsuits arising from time to time which the Company considers to be ordinary routine litigation incidental to its business. In the opinion of the Company, the resolution of these routine matters, and of certain matters relating to prior operations, individually or in the aggregate, will not have a material adverse effect upon the financial position, results of operations or cash flows of the Company.

         Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company 's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiff, and other significant factors which vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable losses and records the minimum end of the range. As of March 31, 1999 the Company had established accruals for litigation matters of $26.2 million (representing $12.4 million and $13.8 million for estimated damages or settlement amounts and legal fees, respectively). As of December 31, 1998, the Company had established accruals for litigation matters of $31.2 million (representing $17.5 million and $13.7 million for estimated damages or settlements and legal fees, respectively.) It is anticipated that the $26.2 million accrual will be paid as follows: $17.7 million in 1999, $7.2 million in 2000 and $1.3 million in 2001. The Company believes, based on information known to the Company on March 31, 1999, that anticipated probable costs of litigation matters existing as of March 31, 1999 have been adequately reserved to the extent determinable.

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

         BRK Brands, Inc., a wholly owned subsidiary of the Company, is a defendant in the case Gordon v. BRK Brands, Inc., et al. ("Gordon") in the Circuit Court for the City of St Louis. In Gordon, the plaintiff alleged, among other things, that the plaintiff's smoke detector (which had been manufactured by a predecessor of BRK Brands, Inc.) did not alarm quickly enough. In July 1999, the jury in the Gordon case awarded $20 million in compensatory damages and $30 million in punitive damages. This case has been settled and BRK Brands, Inc.'s obligation under the settlement is limited to payment of the balance of its self-insured retention.

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

COMMITMENT FEE

         Under the terms of the April 15, 1999 amendment to the New Credit Facility, the Company is obligated to pay a loan commitment fee of between $4.2 million and $17.0 million. The ultimate amount of the fee is determined based on multiplying the sum of the outstanding borrowings and amounts available for borrowings as of April 15, 1999 by a factor that is determined at the earlier of September 30, 2000 or upon repayment of the New Credit Facility. This fee is payable at the earlier of September 30, 2000 or upon repayment of the New Credit Facility. At a minimum, the Company is obligated under these terms to pay $4.2 million. The ultimate amount due could be as high as $17.0 million if the sum of the outstanding borrowings and amounts available for borrowings at September 30, 2000 (the "aggregate availability") exceeds $1.2 billion. If the aggregate availability is between $1.0 billion and $1.2 billion, a fee of $8.4 million will be due. If the aggregate availability is $1.0 billion or less, the $4.2 million minimum will be due. Under any circumstances, the $4.2 million will be due; therefore, the Company will accrue the minimum liability and an offsetting asset in the second quarter of 1999, which will be amortized and included in interest expense through April 10, 2000, the term of the current amendment extension period.

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

11.      SUBSEQUENT EVENT

PURCHASE OF COLEMAN PREFERRED STOCK

         On July 12, 1999, the Company acquired 3,000,000 shares of a newly created series of Coleman voting preferred stock for an aggregate purchase price of approximately $31 million. These shares, together with the shares of Coleman common stock the Company owns, enable Sunbeam to exercise 80.01% of the total voting power of Coleman's outstanding capital stock as of July 12, 1999. This class of preferred stock was created by Coleman and acquired by the Company in order to enable Coleman and the Company to file consolidated federal income tax returns, and in certain jurisdictions, consolidated state income tax returns, prior to the consummation of the Coleman merger. The issue price per share of the voting preferred stock was equal to 110% of the average closing price per share of common stock of Coleman over the five trading days prior to the date of issuance of the voting preferred stock. Except for as required by law, the holders of the voting preferred stock vote as a single class with the holders of the Coleman common stock on all matters submitted to a vote of the holders of Coleman common stock, with each share of voting preferred stock and each share of Coleman common stock having one vote. The voting preferred stock has an annual dividend equal to 7% of $10.35, the issue price of the voting preferred stock, which accrues but will not be paid in cash unless a liquidation of Coleman occurs or certain transactions are consummated as described below. In addition, the voting preferred stock will participate ratably with the Coleman common stock in all other dividends and distributions (other than liquidating distributions) made by Coleman to the holders of its common stock. The voting preferred stock will participate with the Coleman common stock in any merger, consolidation, or any other transaction (other than a merger of a wholly owned subsidiary of the Company with Coleman, including the Coleman merger) and will receive on a per share basis the same type and amount of consideration as the Coleman common stock. On liquidations: (1) the holders of the voting preferred stock would receive a preferential distribution equal to $10.35, plus accrued and unpaid dividends, (2) next, the holders of the Coleman common stock would receive an amount equal to $10.35 per share of common stock and (3) any assets remaining after such distributions would be shared by the holders of voting preferred stock and the Coleman common stock on a share for share basis. In connection with the issuance of the shares of preferred stock, Coleman entered into a tax sharing agreement with the Company pursuant to which Coleman will pay to Sunbeam amounts equal to the federal and state income taxes that would have been payable by Coleman had Coleman not been included in the consolidated income tax return of the Company. The terms of the voting preferred stock, their issue

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

11.      SUBSEQUENT EVENT - (CONTINUED)

 price and the terms of the tax sharing agreement were approved on Coleman's behalf by Coleman's then sole independent director. The net proceeds from the issuance of the shares by Coleman of its voting preferred stock to Coleman Worldwide were used by Coleman to make a partial repayment of loans outstanding from Sunbeam under the Intercompany Note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes included in this quarterly report on Form 10-Q/A, as well as the consolidated financial statements, related footnotes and management's discussion and analysis of financial condition and results of operations in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

1998 ACQUISITIONS

         On March 30, 1998, the Company, through a wholly-owned subsidiary, acquired approximately 81% of the total number of then outstanding shares of common stock of Coleman from a subsidiary of M&F, in exchange for 14,099,749 shares of the Company's common stock and approximately $160 million in cash. In addition, the Company assumed approximately $1,016 million in debt. Immediately thereafter, as a result of the exercise of employee stock options, Sunbeam's indirect beneficial ownership of Coleman decreased to approximately 79% of the total number of the outstanding shares of Coleman common stock. The Company's agreement for the acquisition of the remaining publicly held Coleman shares pursuant to a merger transaction provides that the remaining Coleman shareholders will receive:

         o approximately 6.7 million shares of Sunbeam common stock (0.5677 share for each outstanding Coleman share); and,

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

         The minority interest reported in 1999 relates to the minority interest held in Coleman by minority shareholders.

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

         On July 12, 1999, the Company acquired 3,000,000 shares of a newly created series of Coleman voting preferred stock for an aggregate purchase price of approximately $31 million. These shares, together with the shares of Coleman common stock the Company owns, enable Sunbeam to exercise 80.01% of the total voting power of Coleman's outstanding capital stock as of July 12, 1999. This class of preferred stock was created by Coleman and acquired by the Company in order to enable Coleman and the Company to file consolidated federal income tax returns, and in certain jurisdictions, consolidated state income tax returns, prior to the consummation of the Coleman merger. In connection with the issuance of the shares of preferred stock, the Company entered into a tax sharing agreement with Coleman, pursuant to which Coleman will pay to Sunbeam amounts equal to the federal and state income taxes that would have been payable by Coleman had Coleman not been included in the consolidated income tax return of the Company. The net proceeds from the issuance of the shares by Coleman of its voting preferred stock to Coleman Worldwide were used by Coleman to make a partial repayment of loans outstanding from Sunbeam under the Intercompany Note. (See Note 10 to the Condensed Consolidated Financial Statements.) In 1998, the Company prepaid an industrial revenue bond related to its Hattiesburg facility. In connection with this early extinguishment of debt, the Company recognized an extraordinary charge of $8.6 million, consisting primarily of redemption premiums ($7.8 million) and unamortized deferred financing costs ($0.8 million).

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

LIQUIDITY AND CAPITAL RESOURCES

DEBT INSTRUMENTS

         In order to finance the acquisition of Coleman, First Alert and Signature Brands and to refinance substantially all of the indebtedness of the Company and the three acquired companies, the Company consummated an offering in March 1998 of zero coupon debentures having a yield to maturity of 5% (approximately $2,014 million principal amount at maturity), which resulted in approximately $730 million of net proceeds and borrowed about $1,325 million under its new bank credit facility.

         The debentures are exchangeable for shares of the Company 's common stock at an initial conversion rate of 6.575 shares for each $1,000 principal amount at maturity of the debentures, subject to adjustments upon occurrence of specified events. The debentures are subordinated in right of payment to all existing and future senior indebtedness of the Company. The debentures are not redeemable by the Company prior to March 25, 2003. On or after such date, the debentures are redeemable for cash with at least 30 days notice, at the option of the Company. The Company is required to purchase debentures at the option of the holder as of March 25, 2003, March 25, 2008 and March 25, 2013, at purchase prices equal to the issue price plus accrued original discount to such dates. Sunbeam may, at its option, elect to pay any such purchase price in cash or common stock or any combination thereof. However, the bank credit facility prohibits the Company from redeeming or repurchasing debentures for cash. The Company was required to file a registration statement with the SEC to register the debentures by June 23, 1998. This registration statement was filed on February 4, 1999 and the SEC has not declared the registration statement effective. The Company 's failure to file the registration statement by June 23, 1998 did not constitute default under the terms of the debentures. As part of the normal review process by the SEC, a number of comments have been made by the staff of the Division of Corporation Finance relating to the registration statement and the restated 1996 and 1997 financial statements included therein. The Company has filed amendments to this registration statement. From June 23, 1998 until the registration statement is declared effective, the Company is required to pay to the debenture holders cash liquidated damages accruing, for each day during such period, at a rate per annum equal to 0.25% during the first 90 days and 0.50% thereafter multiplied by the total of the issue price of the debentures plus the original issue discount thereon on such day. The Company made its first payment of approximately $500,000 to the debenture holders on September 25, 1998 and an additional $2 million was paid on March 25, 1999. An additional cash payment of approximately $2 million, representing the Company's liability to debenture holders through June 30, 1999, was paid on September 25, 1999.

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

         As of March 31, 1999, approximately $1.5 billion was outstanding and approximately $0.1 billion was available for borrowing under the bank credit facility. The remaining $0.1 billion of the $1.7 billion bank credit facility was committed for outstanding letters of credit.

         Under the bank credit facility, interest accrues, at the Company 's option:

         o   at the London Interbank Offered Rate ("LIBOR");

         o or at the base rate of the administrative agent which is generally the higher of the prime commercial lending rate of the administrative agent or the Federal Funds Rate plus 0.50%;

in each case plus an interest margin which is currently 4.00% for LIBOR borrowings and 2.50% for base rate borrowings. The interest margin is subject to potential decreases in the future, including a decrease to 3.00% for LIBOR loans and 1.75% for base rate loans upon consummation of the Coleman merger and the effectiveness of the pledge of substantially all of Coleman's and its domestic subsidiaries' assets to secure the obligations under the bank credit facility.

         Under the terms of the April 15, 1999 amendment to the bank credit facility, the Company is obligated to pay the bank lenders a loan commitment fee of between 0.25% to 1.00% of the commitments under the bank credit facility as of April 15, 1999. The percentage used to calculate the fee will be determined by reference to the bank lenders' aggregate commmitments and loan exposure under the bank credit facility as they may be reduced on or before September 30, 2000. The fee is payable on the earlier of September 30, 2000 and the date the commitments are terminated and the loans and other amount payable under the bank credit facility are repaid. (See Note 10 to the Condensed Consolidated Financial Statements.)

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

       The bank credit facility provides for events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenant, cross-defaults, bankruptcy, material adverse change arising from compliance with ERISA, material adverse judgments, entering into guarantees and change of ownership and control. It is also an event of default under the bank credit facility if the Company 's registration statement in connection with the Coleman merger is not declared effective by the SEC on or before October 30, 1999 (effective as of October 25, 1999, the bank lenders agreed to extend this date to November 30, 1999), or if the merger does not occur within 25 business days of the effectiveness of the registration statement or if the cash consideration--including any payments on account of the exercise of any appraisal rights, but excluding related legal, accounting and other customary fees and expenses--to consummate the Coleman merger exceeds $87.5 million. Although there can be no assurance, the Company anticipates that it will satisfy these conditions. Furthermore, the bank credit facility requires the Company to prepay term loans under the bank credit facility on each of September 30, 1999 and December 31, 1999 to the extent that cash on hand in the Company 's concentration accounts plus the aggregate amount of unused revolving loan commitments on these dates (excluding, for the September measurement date, $52.5 million reserved for the Coleman merger), exceeds $115 million and $125 million, respectively, but the Company is not required to prepay more than $69.3 million in the aggregate as a result of the provision.

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

         The bank credit facility also includes provisions for the deferral of the 1999 scheduled term loan payments of $69.3 million until April 10, 2000 as a result of the satisfaction by the Company on May 14, 1999 of the agreed upon conditions to the deferral. (See Note 3 to the Condensed Consolidated Financial Statements.)

CASH  FLOWS

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

         At March 31, 1999, standby and commercial letters of credit aggregated $75.1 million and were predominately for insurance, pension, environmental, workers' compensation, and international trade activities. In addition, as of March 31, 1999, surety bonds with a contract value of $66.5 million were outstanding largely for the Company's pension plans and as a result of litigation judgments that are currently under appeal. For additional information relating to the debentures, the bank credit facility and the repayment of debt, see Note 3 to the Condensed Consolidated Financial Statements.

         The Company expects to acquire the remaining equity interest in Coleman pursuant to a merger transaction in which the existing Coleman minority shareholders will receive 0.5677 of a share of the Company's common stock, $6.44 in cash for each share of Coleman common stock outstanding and warrants to purchase common stock of the Company at a cash exercise price of $7.00 per share. In addition, unexercised options under Coleman's stock option plans will be cashed out at a price per share equal to the difference between $27.50 and the exercise price of such options. The Company expects to issue approximately
6.7 million shares of common stock and expend approximately $87 million in cash, including cash paid to option holders, to complete the Coleman transaction. Under a proposed settlement of certain litigation relating to the Coleman merger, the Company will also issue warrants to purchase up to 4.98 million shares of the Company's common stock to the Coleman public stockholders and the plaintiff's litigation counsel upon consummation of the Coleman merger.Although there can be no assurance, it is anticipated that the Coleman merger will occur in the second half of fiscal 1999.

         The Company believes its borrowing capacity under the New Credit Facility, cash flow from the combined operations of the Company and its acquired companies, existing cash and cash equivalent balances, and its receivable securitization program will be sufficient to support working capital needs, capital and Year 2000 compliance spending, and debt service through April 10, 2000. The Company intends to negotiate with its lenders on an amendment to the New Credit Facility, negotiate with its lenders on further waiver of such covenants and other terms or refinance the New Credit Facility. Any decisions with respect to such amendment, waiver, or refinancing will be made based on a review from time to time of the advisability of particular transactions. There can be no assurance that an amendment, further waiver of existing covenants and other terms, or refinancing will be entered into by April 10, 2000. The failure to obtain such an amendment, further waiver or debt refinancing would likely result in violation of the existing covenants and compliance with other terms, which would permit the bank lenders to accelerate the maturity of all outstanding borrowings under the New Credit Facility. Accordingly, debt related to the New Credit Facility and all debt containing cross-default provisions will be classified as current in the Condensed Consolidated Balance Sheet in the second quarter of 1999.

         In May 1998, the NYSE advised the Company that it did not meet the continuing listing standards of the NYSE because the Company did not have tangible net assets of at least $12 million and average annual net income of at least $0.6 million for 1995, 1996 and 1997. Representatives from the Company met with NYSE officials, and in March 1999, the NYSE informed the Company that the Company's common stock would not be delisted at that time, although the NYSE would, however, continue to monitor Sunbeam's financial condition and operations. On August 5, 1999, the NYSE advised the Company that the NYSE had revised its continuing listing standards, and that the Company is in compliance with the revised standards.

         In April 1999, the NYSE advised Coleman that it did not meet the NYSE's continuing listing standards because Coleman did not have tangible net assets of at least $12 million as of September 30, 1998 and average annual net income of at least $0.6 million for 1995, 1996 and 1997. At that time, Coleman requested the NYSE to continue to list the Coleman common stock until completion of the merger. The NYSE subsequently advised Coleman that Coleman also failed to satisfy certain non-financial continuing listing standards.

On August 5, 1999, the NYSE advised Coleman that the NYSE had revised its continuing listing standards, and that Coleman is in compliance with the revised financial standards. Coleman and the NYSE have agreed upon a program whereby Coleman will correct the deficiencies in its non-financial continuing listing standards by the end of 1999. Coleman is currently complying with such program. If Coleman were to be delisted from the NYSE, it would adversely affect Coleman's ability to sell its capital stock to third parties or use its capital stock as collateral for loans. Sunbeam's bank credit facility currently restricts Coleman from taking such actions.

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

         Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company 's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiff, and other significant factors which vary by case. When it is not possible to estimate a specific expected amount of loss to be incurred, the Company evaluates the range of possible losses and records the minimum end of the range. As of March 31, 1999 the Company had established accruals for litigation matters of $26.2 million (representing $12.4 million and $13.8 million for estimated damages or settlement amounts and legal fees, respectively). As of December 31, 1998, the Company had established accruals for litigation matters of $31.2 million (representing $17.5 million and $13.7 million for estimated damages or settlements and legal fees, respectively.) It is anticipated that the $26.2 million accrual will be paid as follows: $17.7 million in 1999, $7.2 million in 2000 and $1.3 million in 2001. The Company believes, based on information known to the Company at March 31, 1999, that anticipated probable costs of litigation matters existing as of March 31, 1999 have been adequately reserved to the extent determinable.

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

         Sunbeam relies on its IT functions to perform many tasks that are critical to its operations. Significant transactions that could be impacted by not being ready for any Year 2000 issues include, among others, purchases of materials, production management, order entry and fulfillment, payroll processing and billings and collections. Systems and applications that have been identified by Sunbeam to date as not currently Year 2000 ready and which are critical to Sunbeam's operations include its financial software systems, which process the order entry, purchasing, production management, general ledger, accounts receivable, and accounts payable functions, payroll applications, and critical applications in the Company's manufacturing and distribution facilities, such as warehouse management applications. Recognizing how dependent the entire company is on IT, Sunbeam decided in 1997 to replace its primary business applications with a uniform international business and accounting information system to address the systems or applications listed above as well as to improve internal reporting processes. Based upon representations from the manufacturer that the current version of this uniform information system is Year 2000 ready, the Company has been actively upgrading its business sites that currently utilize this uniform system to the Year 2000 ready version. In addition to the pre-acquisition Sunbeam locations which had already utilized an earlier non-Year 2000 ready version of this uniform business and accounting information system, Eastpak, Mr. Coffee, Health-o-Meter and Sunbeam Latin America are replacing their current non-Year 2000 ready systems with this new uniform system. In addition, Coleman Europe is also replacing key business components with this new system.

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

         PHASE 3 - CUSTOMERS, SUPPLIERS AND BUSINESS PARTNERS: The third phase of Sunbeam's Year 2000 readiness program which was initiated during the third and fourth quarters of 1998 is designed to assess and interact with the Company's customers, suppliers, and business partners. As part of this effort, the Company surveyed 1,100 vendors and suppliers, a portion of which did not provide an initial response. During the first half of 1999, "high risk" vendors were contacted directly and the number of non-respondents has since decreased substantially. In fact, currently only 7% of the Company's vendors who were surveyed are categorized as "high risk" which includes non-respondents. Based on the most recent responses to the survey and continued evaluation, the Company believes that there is only a low to a medium risk of Year 2000 issues for the remaining vendors. The Company will continue to monitor the Year 2000 progress of the "high risk" vendors and has re-surveyed these companies to determine the appropriate course of action. Furthermore, the Company is in the process of contacting alternate vendors who are Year 2000 ready to replace critical vendors deemed "high risk" in the event that these vendors are not found to be Year 2000 ready. The Company is in the process of completing a verification of the Year 2000 survey responses for the most critical vendors to the Company.

         The Company has responded to numerous customer inquiries about the Company's Year 2000 readiness. The Company has verified that all of the Company's major customers have planned programs to deal with Year 2000 issuesand is currently completing the process of contacting its major customers to confirm they are implementing their planned programs to address Year 2000 issues. In order to improve the Company's communication with its customers, suppliers and business partners, the Company has set up a Sunbeam Year 2000 telephone number and is providing Year 2000 information on a Company web site.

         PHASE 4 - CONTINGENCY PLANNING: This phase involves contingency planning for unresolved Year 2000 issues, particularly any issues arising with third party suppliers. The Company's Year 2000 readiness program is ongoing and its ultimate scope, as well as the consideration of contingency plans, will continue to be evaluated as new information becomes available. The Company has designed its Year 2000 contingency plan and is in the process of implementing it. The development of the contingency plan included a process whereby the Company's critical IT and non-IT systems were evaluated for Year 2000 readiness. As a result of this evaluation, the Company does not expect to require additional operational equipment or significant process contingency measures. Although the Company does not currently believe there is significant risk associated with its third party suppliers, the contingency plan includes the continuing evaluation of the readiness of the Company's suppliers and consideration of the Company's inventory requirements to protect against supply disruption. This evaluation process may result in an increase in inventory during the later months of 1999.

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

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

         During the quarter ended March 31, 1999, Sunbeam had expended approximately $17 million to address Year 2000 issues of which approximately 50% was recorded as capital expenditures and the remainder as SG&A expense. Sunbeam's current assessment of the total costs to address and remedy Year 2000 issues and enhance its operating systems, including costs for the acquired companies, is approximately $60 million. This estimate includes the following categories:

         o   uniform international business and accounting systems              $ 40 million
         o   localized business system software upgrades and remediation        $  9 million
         o   Year 2000 readiness assessment and tracking                        $  6 million
         o   upgrade of personal computers and related software                 $  5 million

         The amount to be incurred for Year 2000 issues during 1999 of approximately $41 million represents over 50% of the Company's total 1999 budget for information systems and related support, including Year 2000 costs. A large majority of these costs are expected to be incremental expenditures that will not recur in the Year 2000 or thereafter. Fees and expenses related to third party consultants, who are involved in the PMO as well as the modification and replacement of software, represent approximately 75% of the total estimated cost. The balance of the total estimated cost relates primarily to software license fees and new hardware, but excludes the costs associated with Company employees. Sunbeam expects these expenditures to be financed through operating cash flows or borrowings, as applicable. A significant portion of these expenditures will enhance Sunbeam's operating systems in addition to resolving the Year 2000 issues. As Sunbeam completes its assessment of the Year 2000 issues, the actual expenditures incurred or to be incurred may differ materially from the amounts shown above. The bank credit facility does not permit the Company to spend more than $50 million on Year 2000 testing and remediation in 1999.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On April 7, 1998, a purported derivative action was filed in the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against the Company and some of its present and former directors and former officers. The action alleged that the individual defendants breached their fiduciary duties and wasted corporate assets when the Company granted stock options on or about February 2, 1998 at an exercise price of $36.85 to three of its officers and directors who were subsequently terminated by the Company. On June 25, 1998, all defendants filed a motion to dismiss the complaint for failure to make a pre-suit demand on the Company's board of directors. On October 22, 1998, the plaintiff amended the complaint against all but one of the defendants named in the original complaint. On February 19, 1999, plaintiffs filed a second amended derivative complaint nominally on behalf of the Company against some of its present and former directors and former officers and Arthur Andersen. The second amended complaint alleges, among other things, that Messrs. Dunlap and Kersh, Sunbeam's former Chairman and Chief Executive Officer and former Chief Financial Officer, respectively, caused the Company to employ fraudulent accounting procedures in order to enable them to secure new employment contracts, and seeks a declaration that the individual defendants have violated fiduciary duties, an injunction against the payment of compensation to Messrs. Dunlap and Kersh or the imposition of a constructive trust on such payments, and unspecified money damages. The defendants have each moved to dismiss the second amended complaint in whole or in part.

         On June 25, 1998, four purported class actions were filed in the Court of Chancery of the State of Delaware in New Castle County by minority stockholders of Coleman against Coleman, the Company and certain of the Company's and Coleman's present and former officers and directors. An additional class action was filed on August 10, 1998, against the same parties. The complaints in these class actions allege, in essence, that the existing exchange ratio for the proposed Coleman merger is no longer fair to Coleman minority stockholders as a result of the decline in the market value of the Company's common stock. On October 21, 1998, the Company announced that it had entered into a memorandum of understanding to settle, subject to court approval, the class actions. The court hearing on the settlement was held on September 29, 1999, but the court has not yet ruled on the settlement. Under the terms of the proposed settlement, if approved by the court, the Company will issue to Coleman minority stockholders and plaintiffs' counsel in this action warrants to purchase up to approximately 4.98 million shares of the Company common stock at $7 per share, subject to anti-dilution adjustments. Coleman minority stockholders who elect an appraisal under Delaware law will not receive warrants. These warrants will generally have the same terms as the warrant issued to the MacAndrews & Forbes subsidiary and will be issued when the Coleman merger is consummated, which is now expected to occur during the second half of 1999. Issuance of these warrants will be accounted for as additional purchase consideration. There can be no assurance that the court will approve the settlement as proposed.

         On September 16, 1998, an action was filed in the 56th Judicial District Court of Galveston County, Texas alleging various claims in violation of the Texas Securities Act and Texas Business and Commercial Code as well as common law fraud as a result of Sunbeam's alleged misstatements and omissions regarding Sunbeam's financial condition and prospects during a period beginning May 1, 1998 and ending June 16, 1998, in which the U.S. National Bank of Galveston, Kempner Capital Management, Inc. and Legacy Trust Company engaged in transactions in Sunbeam common stock on their own behalf and on behalf of their respective clients. Sunbeam is the only named defendant in this action. The complaint requests recovery of compensatory damages, punitive damages and expenses in an unspecified amount. This action was removed to the U.S. District Court for the Southern District of Texas and subsequently transferred to the Southern District of Florida and consolidated with the Consolidated Federal Actions. Plaintiffs in this action have objected to the consolidation and have sought reconsideration by the Southern District of Florida of the order of the Southern District of Texas denying plaintiffs' motion to remand the case to state court and transferring it to Florida. A similar suit was brought by the same group of plaintiffs against Arthur Andersen. In that action, the plaintiffs allege that Arthur Andersen violated the Texas Securities Act, committed statutory and common law fraud and was negligent in its audits of Sunbeam's 1996 and 1997 financial statements. In September 1999, Arthur Andersen had filed a motion for leave to join Sunbeam and certain of its former officers as responsible third parties and contribution defendants, which motion was denied.

         On October 30, 1998, a class action lawsuit was filed on behalf of certain purchasers of the debentures in the U.S. District Court for the Southern District of Florida against Sunbeam and some of Sunbeam's former officers and directors, alleging violations of the federal securities laws and common law fraud. The complaint alleges that Sunbeam's offering memorandum used for the marketing of the debentures contained false and misleading information regarding Sunbeam's financial position and that the defendants engaged in a plan to inflate Sunbeam's earnings for the purpose of defrauding the plaintiffs and others. The plaintiffs seek a declaration that defendants violated federal securities laws and either unspecified monetary damages or rescission of their purchase of the debentures. This action has been transferred to the Southern District of Florida, where the Consolidated Federal Actions are pending, and the parties have negotiated a proposed coordination plan in order to coordinate proceedings in this action with those in the Consolidated Federal Actions.

         The Company has been named as a defendant in an action filed in the District Court of Tarrant County, Texas, 48th Judicial District, on November 20, 1998. The Company was served in this action through the Secretary of State of Texas on January 15, 1999. The plaintiffs in this action are purchasers of the Debentures. The plaintiffs allege that the Company violated the Texas Securities Act and the Texas Business & Commercial Code and committed state common law fraud by materially misstating the financial position of the Company in connection with the offering and sale of the Debentures. The complaint seeks rescission, as well as compensatory and exemplary damages in an unspecified amount. The Company specially appeared to assert an objection to the Texas court's exercise of personal jurisdiction over the Company, and a hearing on this objection took place on April 15, 1999. On April 23, 1999, the court entered an order granting the Company's special appearance and dismissing the case without prejudice. The plaintiffs moved for reconsideration of the court order, which motion the court denied on May 24, 1999. The plaintiffs have appealed the order dismissing the case to the Texas Court of Appeals, and a hearing on such appeal took place on October 20, 1999.

         On February 9, 1999, Messrs. Dunlap and Kersh filed with the American Arbitration Association demands for arbitration of claims under their respective employment agreements with Sunbeam. Messrs. Dunlap and Kersh are requesting a finding by the arbitrators that Sunbeam terminated their employment without cause and that they should be awarded the corresponding benefits provided by their respective employment agreements. On March 12, 1999, the Company asked the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida to issue an injunction prohibiting Messrs. Dunlap and Kersh from pursuing their arbitration proceedings against the Company on the grounds, among others, that the simultaneous litigation of the action filed in that court on April 7, 1998, described above, and the arbitration proceedings would subject the Company to the threat of inconsistent adjudications with respect to certain rights to compensation asserted by Messrs. Dunlap and Kersh and would cause irreparable harm to the Company and its stockholders. On March 19, 1999, the plaintiff in the April 7, 1998 action discussed above moved for an injunction on the similar grounds. On May 11, 1999, the court denied the motions for a preliminary injunction filed by the Company and the plaintiff. The Company has answered the arbitration demands of Messrs. Dunlap and Kersh and has filed counterclaims seeking, among other things, the return of all consideration paid, or to be paid, under the February 1998 Employment Agreements between Sunbeam and Messrs. Dunlap and Kersh. An answer was filed by Messrs. Dunlap and Kersh generally denying the Company's counterclaim. Discovery is pending.

         On May 24, 1999, an action naming the Company as defendant was filed in the Circuit Court for Ozaukee County, Wisconsin. Prior to service of the complaint, the plaintiff dismissed its claims voluntarily, without prejudice. The plaintiff in this action was a purchaser of the Debentures. The plaintiff alleged that the Company violated the Wisconsin Uniform Securities Act and committed acts of false advertising and misrepresentation in connection with the offering and sale of the Debentures. The plaintiff sought rescission, as well as compensatory and exemplary damages in an unspecified amount.

         On September 13, 1999, an action naming the Company and Arthur Andersen as defendants was filed in the Circuit Court for Montgomery County, Alabama. The plaintiffs in this action are purchasers of the Company's common stock during the period March 19, 1998 through May 6, 1998. The plaintiffs allege, among other things, that the defendants violated the Alabama Security Laws and SEC Rule 10b-5. The plaintiffs seek compensatory and punitive damages in an unspecified amount. The Company has removed this case to the U.S. District Court for the District of Alabama. In addition, Arthur Andersen has filed a cross claim against the Company for contribution and indemnity.

         The Company intends to vigorously defend each of the foregoing lawsuits other than those as to which a memorandum of understanding to settle has been reached, but cannot predict the outcome and is not currently able to evaluate the likelihood of the Company's success in each case or the range of potential loss. However, if the Company were to lose these lawsuits, judgments would likely have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

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

         On July 2, 1998, the American Alliance Insurance Company filed suit against Sunbeam in the U.S. District Court for the Southern District of New York requesting a declaratory judgment of the court that the directors' and officers' liability insurance policy for excess coverage issued by American Alliance was invalid and/or had been properly canceled by American Alliance. The Company's motion to transfer such action to the federal district court in which the Consolidated Federal Actions are currently pending was denied. The Company has filed a motion with the Judicial Panel on Multidistrict Litigation to transfer this action for coordination or consolidation of pretrial proceedings with the various actions pending in the Southern District of Florida. That motion was granted. American Alliance has filed a motion for summary judgment on the ground that coverage was never bound. The Company has opposed that motion. On October 20, 1998, an action was filed by Federal Insurance Company in the U.S. District Court for the Middle District of Florida requesting the same relief as that requested by American Alliance in the previously filed action as to additional coverage levels under the Company's directors' and officers' liability insurance policy. This action has been transferred to the U.S. District Court for the Southern District of Florida and is currently in discovery. The Company is seeking a stay of discovery to coordinate discovery in this action with any discovery that may occur in the Consolidated Federal Actions. Plaintiff has moved to compel production of various documents. On December 22, 1998, an action was filed by Executive Risk Indemnity, Inc. in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida requesting the same relief as that requested by American Alliance and Federal in their previously filed actions as to additional coverage levels under the Company's directors' and officers' liability insurance policy. On April 15, 1999, the Company filed an action in the U.S. District Court for the Southern District of Florida against National Union Fire Insurance Company of Pittsburgh, PA, Gulf Insurance Company and St. Paul Mercury Insurance Company requesting, among other things, a declaratory judgment that National Union is not entitled to rescind its directors' and officers' liability insurance policies to the Company and a declaratory judgment that the Company is entitled to coverage from these insurance companies for the various lawsuits described herein under directors' and officers' liability insurance policies issued by each of the defendants. In response to the Company's complaint, defendants St. Paul and Gulf have answered and asserted counterclaims seeking rescission and declaratory relief that no coverage is available to the Company. Sunbeam has denied the allegations of Gulf's and St. Paul's counterclaims. Defendant National Union has filed a motion to dismiss or stay the claims filed by the Company against National Union on the basis, among others, that the Company must submit the dispute to arbitration or mediation. The Company has filed a response opposing that motion. The Company intends to pursue recovery from all of its insurers if damages are awarded against the Company or its indemnified officers and/or directors under any of the foregoing actions and to recover attorneys' fees covered under those policies. The Company's failure to obtain such insurance recoveries following an adverse judgment in any of the actions described above could have a material adverse effect on the Company's financial position, results of operations and cash flows.

         The Company and its subsidiaries are also involved in various other lawsuits arising from time to time which the Company considers to be ordinary routine litigation incidental to its business. In the opinion of the Company, the resolution of these routine matters, and of certain matters relating to prior operations, individually or in the aggregate, will not have a material adverse effect upon the financial position, results of operations or cash flows of the Company.

         Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company 's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiff, and other significant factors which vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable losses and records the minimum end of the range. As of March 31, 1999 the Company had established accruals for litigation matters of $26.2 million (representing $12.4 million and $13.8 million for estimated damages or settlement amounts and legal fees, respectively). As of December 31, 1998, the Company had established accruals for litigation matters of $31.2 million (representing $17.5 million and $13.7 million for estimated damages or settlements and legal fees, respectively.) It is anticipated that the $26.2 million accrual will be paid as follows: $17.7 million in 1999, $7.2 million in 2000 and $1.3 million in 2001. The Company believes, based on information known to the Company on March 31, 1999, that anticipated probable costs of litigation matters existing as of March 31, 1999 have been adequately reserved to the extent determinable.

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

         BRK Brands, Inc., a wholly owned subsidiary of the Company, is a defendant in the case Gordon v. BRK Brands, Inc., et al. ("Gordon") in the Circuit Court for the City of St Louis. In Gordon, the plaintiff alleged, among other things, that the plaintiff's smoke detector (which had been manufactured by a predecessor of BRK Brands, Inc.) did not alarm quickly enough. In July 1999, the jury in the Gordon case awarded $20 million in compensatory damages and $30 million in punitive damages. This case has been settled and BRK Brands, Inc.'s obligation under the settlement is limited to payment of the balance of its self-insured retention.

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

     (b) Report on Form 8-K

         No reports on Form 8-K were filed through March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SUNBEAM CORPORATION

                                            BY: /s/ BOBBY G. JENKINS
                                            -------------------------
                                            Bobby G. Jenkins
                                            Executive Vice President, and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                            Dated: November 4, 1999

                                 EXHIBITS INDEX

         EXHIBIT              DESCRIPTION

           27                 Financial Data Schedule