Form 10-Q/A
period 1999-06-30
SUNBEAM CORP/FL/
filed 1999-11-08
CIK 3662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

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

                      SUNBEAM CORPORATION AND SUBSIDIARIES

                                QUARTERLY REPORT
                                 ON FORM 10-Q/A

                                TABLE OF CONTENTS


     PART I.    FINANCIAL INFORMATION

                Item 1.  Financial Statements                                                              PAGE
                                                                                                           ----

                         Condensed Consolidated Statements of Operations (Unaudited)
                         for the three months and six months ended June 30, 1999
                         and June 30, 1998................................................................   2

                         Condensed Consolidated Balance Sheets (Unaudited)
                         as of June 30, 1999 and December 31, 1998........................................   3

                         Condensed Consolidated Statements of Cash Flows (Unaudited)
                         for the six months ended June 30, 1999 and June 30, 1998.........................   4

                         Notes to Condensed Consolidated Financial Statements (Unaudited).................   5

                Item 2.  Management's Discussion and Analysis of Financial Condition
                         and Results of Operations........................................................  20


     PART II.   OTHER INFORMATION

                Item 1.  Legal Proceedings................................................................  36

                Item 6.  Exhibits and Reports on Form 8-K ................................................  40

     SIGNATURE  ..........................................................................................  41

     PART I.    FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                      SUNBEAM CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                            -----------------------------    -----------------------------
                                                 JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                   1999           1998           1999           1998
                                            --------------------------------------------------------------


Net sales................................   $   660,927    $   578,488    $ 1,184,873    $   826,089
Cost of goods sold.......................       490,621        630,965        891,412        844,794
Selling, general and administrative expense     156,834        140,801        294,783        211,940
                                            -----------    -----------    -----------    -------------
Operating income (loss)..................        13,472      (193,278)        (1,322)       (230,645)
Interest expense.........................        45,044         42,408         86,950         47,480
Other expense, net.......................         1,139          2,085          1,948          5,251
                                            -----------    -----------    -----------    -----------
Loss before income taxes, minority
   interest and extraordinary charge.....       (32,711)     (237,771)       (90,220)       (283,376)
Income tax provision:
   Current...............................         6,797          3,272          6,645          3,598
   Deferred..............................           470          1,983          2,363          1,534
                                            -----------    -----------    -----------    -----------
                                                  7,267          5,255          9,008          5,132

Minority interest........................         6,968        (2,063)          8,457         (2,063)
                                            -----------    -----------    -----------    ------------
Loss before extraordinary charge.........       (46,946)     (240,963)      (107,685)       (286,445)
Extraordinary charge from
   early extinguishments of debt.........            --      (103,091)             --       (111,715)
                                            -----------    -----------    -----------    ------------

Net loss.................................   $   (46,946)   $ (344,054)    $ (107,685)    $  (398,160)
                                            ============   ===========    ===========    ============

Basic and diluted loss per share:
   Loss from continuing operations before
     extraordinary charge................   $     (0.47)   $    (2.39)    $    (1.07)    $     (3.06)
   Extraordinary charge..................             --        (1.02)             --          (1.20)
                                            ------------   -----------    -----------    ------------
   Net loss..............................   $     (0.47)   $    (3.41)    $    (1.07)    $     (4.26)
                                            ============   ===========    ===========    ============
Basic and diluted weighted average common
   shares outstanding....................       100,743        100,804        100,741         93,518

            See Notes to Condensed Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                         JUNE 30,        DECEMBER 31,
                                                                           1999              1998
                                                                        -----------      -----------
ASSETS
Current assets:

   Cash and cash equivalents ......................................     $    51,057      $    61,432
   Restricted investments .........................................          71,764           74,386
   Receivables, net ...............................................         443,792          361,774
   Inventories ....................................................         503,545          519,189
   Prepaid expenses, deferred income taxes and other current assets          71,224           74,187
                                                                        -----------      -----------
         Total current assets .....................................       1,141,382        1,090,968
Property, plant and equipment, net ................................         452,100          455,172
Trademarks, tradenames, goodwill and other, net ...................       1,810,732        1,859,377
                                                                        -----------      -----------
                                                                        $ 3,404,214      $ 3,405,517
                                                                        ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current portion of long-term debt ..........     $ 1,528,841      $   119,103
   Accounts payable ...............................................         197,916          162,173
   Other current liabilities ......................................         336,799          321,185
                                                                        -----------      -----------
                  Total current liabilities .......................       2,063,556          602,461
Long-term debt, less current portion ..............................         807,288        2,142,362
Other long-term liabilities .......................................         236,788          248,459
Deferred income taxes .............................................          97,186          100,473
Minority interest .................................................          57,322           51,325

Commitments and contingencies (Note 10)

Shareholders' equity:
   Preferred stock (2,000,000 shares authorized, none outstanding)               --               --
   Common stock (100,746,400 and 100,739,053 shares issued) .......           1,007            1,007
   Additional paid-in capital .....................................       1,123,455        1,123,457
         Accumulated deficit ......................................        (917,680)        (809,997)
   Accumulated other comprehensive loss ...........................         (64,708)         (54,030)
                                                                        -----------      -----------

         Total shareholders' equity ...............................         142,074          260,437
                                                                        -----------      -----------
                                                                        $ 3,404,214      $ 3,405,517
                                                                        ===========      ===========

            See Notes to Condensed Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                     SIX MONTHS ENDED
                                                                          ------------------------------------
                                                                                JUNE 30,             JUNE 30,
                                                                                  1999                 1998
                                                                          --------------         -------------
OPERATING ACTIVITIES:
    Net loss...........................................................   $     (107,685)        $    (398,160)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
        Depreciation and amortization..................................           64,008                41,455
        Non-cash interest charges......................................           22,752                 9,987
        Deferred income taxes..........................................            2,363                 1,534
        Minority interest..............................................            8,457                (2,063)
        (Gain) loss on sale of property, plant and equipment...........             (836)                2,501
        Provision for fixed assets.....................................               --                29,587
        Provision for excess and obsolete inventory....................               --                83,986
        Non-cash compensation charge...................................               --                23,514
        Extraordinary charge from early extinguishments of debt........               --               111,715
        Changes in working capital and other, net of acquisitions......          (23,536)             (121,627)
                                                                          ---------------        --------------
              Net cash used in operating activities....................          (34,477)             (217,571)
                                                                          ---------------        --------------

INVESTING ACTIVITIES:
    Capital expenditures...............................................          (33,555)              (21,245)
    Purchases of businesses, net of cash acquired......................               --              (379,159)
    Other..............................................................             (350)                  206
                                                                          ---------------        -------------
              Net cash used in investing activities....................          (33,905)             (400,198)
                                                                          ---------------        --------------

FINANCING ACTIVITIES:
    Issuance of convertible subordinated debentures, net of
       financing fees..................................................               --               729,622
    Net borrowings under revolving credit facilities...................           62,090             1,325,151
    Payments of debt obligations, including prepayment penalties.......           (2,940)           (1,463,829)
    Proceeds from exercise of stock options............................               35                19,553
    Other..............................................................           (1,178)               (1,875)
                                                                          ---------------        --------------
              Net cash provided by financing activities................           58,007               608,622
                                                                          --------------         -------------


Net decrease in cash and cash equivalents..............................          (10,375)               (9,147)
Cash and cash equivalents at beginning of period.......................           61,432                52,298
                                                                          --------------         -------------
Cash and cash equivalents at end of period.............................   $       51,057         $      43,151
                                                                          ==============         =============

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

BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK

         Loss per common share calculations are determined by dividing loss attributable to common shareholders by the weighted average number of shares of common stock outstanding. Loss per share for the six months ended June 30, 1999 and 1998, is based only on the weighted average number of common shares outstanding, as potential common shares have been excluded as a result of the loss during the periods presented. Loss per share for the six months ended June 30, 1999 excluded 66,813 shares related to stock options, as their effect would have been anti-dilutive. Stock options to purchase 19,143,458 common shares for the six months ended June 30, 1999, were excluded from potential common shares as the option exercise prices were greater than the average market price of the Company's common stock during the period. The six months ended June 30, 1998 loss per share excluded 3,436,684 shares related to stock options, as their effect would have been anti-dilutive. The six month 1998 period also excluded 88,166 related to restricted stock. Stock options to purchase 7,869,520 common shares for the six months ended June 30, 1998 were excluded from potential common shares as the option exercise prices were greater than the average market price of the Company's common stock during the period. Diluted average common shares outstanding for all periods presented excluded 13,242,050 shares issuable upon the conversion of the Zero Coupon Convertible Senior Subordinated Debentures due 2018 (the "Debentures"). In addition, diluted average common shares outstanding for the periods ended June 30, 1999 excluded 23,000,000 shares issuable on the exercise of warrants.

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

         As of the date of the acquisition of Coleman, management of the Company determined approximately 117 employees of Coleman would need to be involuntarily terminated in order to eliminate duplicate activities and functions and fully integrate Coleman into Sunbeam's operations. The Company recognized a liability of approximately $8 million representing severance and benefit costs related to 117 employees pursuant to the termination plan. This liability was included in the allocation of purchase price. As of June 30, 1999, 112 employees were terminated and paid benefits of approximately $7 million. Remaining termination costs are expected to be paid by December 31, 2000 and no additional charges are anticipated in future periods related to this issue.

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

                                                                                        SIX MONTHS ENDED
                                                                                          JUNE 30, 1998
                                                                                        ----------------
         Net sales..................................................................      $   1,087.9
         Loss before extraordinary charge...........................................           (307.6)
         Basic and diluted loss per share from continuing operations
           before extraordinary charge..............................................            (3.17)

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

     Under the New Credit Facility, interest accrues, at the Company's option:
(i) at the London Interbank Offered Rate ("LIBOR"); or (ii) at the base rate of the administrative agent which is generally the higher of the prime commercial lending rate of the administrative agent or the Federal Funds Rate plus 0.50%; in each case plus an interest margin which is currently 4.00% for LIBOR loans and 2.50% for base rate loans. The interest margin is subject to potential decreases in the future, including a decrease to 3.00% for LIBOR loans and 1.75% for base rate loans upon consummation of the Coleman merger and the effectiveness of the pledge of substantially all of Coleman's and its domestic subsidiaries' assets to secure the obligations under the New Credit Facility. Borrowings under the New Credit Facility are secured by a pledge of the stock of the Company's material subsidiaries, including Coleman, and by a security interest in substantially all of the assets of the Company and its material domestic subsidiaries, other than Coleman and its material subsidiaries except as described below. Currently, Coleman's inventory and related assets are pledged to secure its obligations for letters of credit issued for its account under the New Credit Facility. Additionally, as security for Coleman's note payable to the Company, Coleman pledged substantially all of its domestic assets, other than real property, including 66% of the stock of its direct foreign subsidiaries and domestic holding companies for its foreign subsidiaries, and all of the stock of its other direct domestic subsidiaries (but not the assets of Coleman's subsidiaries). The pledge runs in favor of the Company's lending banks, to which the Coleman note has been pledged as security for the Company's obligations to them. Upon completion of the Coleman merger, substantially all of Coleman's assets and the assets of Coleman's domestic subsidiaries will be pledged to secure the obligations under the New Credit Facility. In addition, borrowings under the New Credit Facility are guaranteed by a number of the Company's wholly-owned material domestic subsidiaries and these subsidiary guarantees are secured as described above. Upon completion of the Coleman merger, Coleman and each of its United States subsidiaries will become guarantors of the obligations under the New Credit Facility. To the extent extensions of credit are made to any subsidiaries of the Company, the obligations of such subsidiaries are guaranteed by the Company.

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

4. ACCOUNTS RECEIVABLE SECURITIZATION

         The Company has entered into a receivables securitization program that expires in March 2000. The Company has received $146.3 million and $84.0 million in the first half of each 1999 and 1998, respectively, for the sale of trade accounts receivable. Trade accounts receivable at June 30, 1999 and 1998 reflect a reduction of $38.9 million and $40.2 million, respectively, for receivables sold under this program. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $1.0 million and $1.5 million in the first halves of 1999 and 1998, respectively, and have been classified as interest expense in the accompanying Condensed Consolidated Statements of Operations. The Company, through a wholly-owned subsidiary, retains collection

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

4. ACCOUNTS RECEIVABLE SECURITIZATION - (CONTINUED)

and administrative responsibilities for the purchased receivables. This agreement contains cross-default provisions that provide the purchaser of the receivables an option to cease purchasing receivables from the Company if the Company is in default under the New Credit Facility.

5. COMPREHENSIVE LOSS

         The components of the Company's comprehensive loss are as follows (in thousands):

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       ----------------------------    ---------------------------
                                                         JUNE 30,          JUNE 30,       JUNE 30,       JUNE 30,
                                                           1999              1998           1999           1998
                                                       ------------      -----------    ------------    -----------
Net loss.......................................        $   (46,946)      $ (344,054)    $  (107,685)    $ (398,160)
Foreign currency translation adjustment, net of taxes.      (1,251)          (1,424)        (10,678)        (1,241)
Change in minimum pension liability............                 --             (132)             --           (132)
                                                       ------------      -----------    ------------    -----------
Comprehensive loss.............................        $   (48,197)      $ (345,610)    $  (118,363)    $ (399,533)
                                                       ============      ===========    ============    ===========

         As of June 30, 1999 and December 31, 1998, "Accumulated other comprehensive loss," as reflected in the Condensed Consolidated Balance Sheets is comprised of the following:

                                                            CURRENCY           MINIMUM
                                                           TRANSLATION         PENSION
                                                           ADJUSTMENTS         LIABILITY         TOTAL
                                                         -------------       -------------    -----------
Balance at June 30, 1999............................     $    (22,700)       $   (42,008)     $   (64,708)
Balance at December 31, 1998........................          (12,022)           (42,008)         (54,030)

         The accumulated other comprehensive loss associated with the minimum pension liability is net of deferred taxes of approximately $5 million as of June 30, 1999 and December 31, 1998.

6. SUPPLEMENTARY FINANCIAL STATEMENT DATA

         Supplementary Balance Sheet data at the end of each period is as follows (in thousands):

                                                                                    JUNE 30,        DECEMBER 31,
                                                                                      1999               1998
                                                                                   ----------       -----------
              Receivables:
                Trade......................................................        $  479,147        $  407,452
                Sundry.....................................................             8,510             7,347
                                                                                   ----------        ----------
                                                                                      487,657           414,799
                Valuation allowance........................................           (43,865)          (53,025)
                                                                                   ----------        ----------
                                                                                   $  443,792        $  361,774
                                                                                   ==========        ==========
              Inventories:
                Finished goods.............................................        $  328,591        $  370,622
                Work in process............................................            77,004            39,143
                Raw materials and supplies.................................            97,950           109,424
                                                                                   ----------        ----------
                                                                                   $  503,545        $  519,189
                                                                                   ==========        ==========

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

6. SUPPLEMENTARY FINANCIAL STATEMENT DATA - (CONTINUED)

         Supplementary Statements of Cash Flows data is as follows (in thousands):

                                                                                          SIX MONTHS ENDED
                                                                                   ------------------------------
                                                                                      JUNE 30,          JUNE 30,
                                                                                        1999              1998
                                                                                   -------------       ----------
     Cash paid (received) during the period for:
        Interest...................................................                $      67,446       $   26,219
                                                                                   =============       ==========
        Income taxes, net of refunds...............................                $      (6,358)      $   (6,934)
                                                                                   =============       ==========

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

7. ASSET IMPAIRMENT AND OTHER CHARGES - (CONTINUED)

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

                                                                  OUTDOOR
                                                  HOUSEHOLD       LEISURE       INTERNATIONAL   CORPORATE        TOTAL
                                                ------------    ------------    ------------   ------------    ----------
SIX MONTHS ENDED JUNE 30, 1999
    Net sales to unaffiliated customers......   $    315,338    $    556,824    $    305,289   $      7,422    $1,184,873
    Intersegment net sales...................         34,923          84,853           5,867             --       125,643
    Segment earnings (loss)..................          8,159          47,435          29,015        (58,812)       25,797
    Segment depreciation expense.............         13,164          17,933           2,742          3,050        36,889

SIX MONTHS ENDED JUNE 30, 1998
    Net sales to unaffiliated customers......   $    232,503    $    370,466    $    214,896   $      8,224    $  826,089
    Intersegment net sales...................         35,996          51,329          35,247             --       122,572
    Segment (loss) earnings..................        (40,049)        (15,908)          7,950        (23,475)      (71,482)
    Segment depreciation expense.............         12,822          10,646           2,223          2,020        27,711

SEGMENT ASSETS
    June 30, 1999............................   $    797,155    $  1,808,084    $    455,787   $    343,188    $3,404,214
    December 31, 1998........................        864,745       1,782,994         413,755        344,023     3,405,517

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

9. SEGMENT, CUSTOMER AND GEOGRAPHIC DATA - (CONTINUED)

Reconciliation of selected segment information to Sunbeam's consolidated totals:

                                                                                            SIX MONTHS ENDED
                                                                                      ------------------------------
                                                                                      JUNE 30, 1999    JUNE 30, 1998
                                                                                      -------------    -------------

Net sales:
Net sales for reportable segments................................................     $   1,310,516    $     948,661
Elimination of intersegment net sales............................................          (125,643)        (122,572)
                                                                                      -------------    -------------
   Consolidated net sales........................................................     $   1,184,873    $     826,089
                                                                                      =============    =============

Segment earnings (loss):
Total earnings (loss) for reportable segments....................................     $      25,797    $    (71,482)
Unallocated amounts:
   Interest expense..............................................................           (86,950)        (47,480)
   Other expense, net............................................................            (1,948)         (5,251)
   Amortization of intangible assets.............................................           (27,119)        (13,744)
   Former employees deferred
       compensation and severance (Note 8).......................................                --         (30,688)
   Provision for inventory (Note 7)..............................................                --         (83,986)
   Asset impairment (Note 7).....................................................                --         (29,587)
   Other charges.................................................................                --          (1,158)
                                                                                      -------------    -------------
                                                                                           (116,017)       (211,894)
                                                                                      -------------    -------------
   Consolidated loss before income taxes,
      minority interest and extraordinary charge.................................     $     (90,220)   $   (283,376)
                                                                                      ==============   =============


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

         On June 25, 1998, four purported class actions were filed in the Court of Chancery of the State of Delaware in New Castle County by minority stockholders of Coleman against Coleman, the Company and certain of the Company's and Coleman's present and former officers and directors. An additional class action was filed on August 10, 1998, against the same parties. The complaints in these class actions allege, in essence, that the existing exchange ratio for the proposed Coleman merger is no longer fair to Coleman minority stockholders as a result of the decline in the market value of the Company's common stock. On October 21, 1998, the Company announced that it had entered into a memorandum of understanding to settle, subject to court approval, the class actions. The court hearing on the settlement was held on September 29, 1999, but the court has not ruled on the settlement. Under the terms of the proposed settlement, if approved

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

10. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

by the court, the Company will issue to Coleman minority stockholders and plaintiffs' counsel in this action warrants to purchase up to approximately 4.98 million shares of the Company common stock at $7 per share, subject to anti-dilution adjustments. Coleman minority stockholders who elect an appraisal an under Delaware law will not receive warrants. These warrants will generally have the same terms as the warrant issued to the MacAndrews & Forbes subsidiary and will be issued when the Coleman merger is consummated, which is now expected to occur during the second half of 1999. Issuance of these warrants will be accounted for as additional purchase consideration. There can be no assurance that the court will approve the settlement as proposed.

         On September 16, 1998, an action was filed in the 56th Judicial District Court of Galveston County, Texas alleging various claims in violation of the Texas Securities Act and Texas Business and Commercial Code as well as common law fraud as a result of the Company's alleged misstatements and omissions regarding the Company's financial condition and prospects during a period beginning May 1, 1998 and ending June 16, 1998, in which the U.S. National Bank of Galveston, Kempner Capital Management, Inc. and Legacy Trust Company engaged in transactions in the Company's common stock on their own behalf and on behalf of their respective clients. The Company is the only named defendant in this action. The complaint requests recovery of compensatory damages, punitive damages and expenses in an unspecified amount. This action was removed to the U.S. District Court for the Southern District of Texas and subsequently transferred to the Southern District of Florida and consolidated with the Consolidated Federal Actions. Plaintiffs in this action have objected to the consolidation and have sought reconsideration by the Southern District of Florida of the order of the Southern District of Texas denying plaintiffs' motion to remand the case to state court and transferring it to Florida. A similar suit was brought by the same group of plaintiffs in the above action against Arthur Andersen. In that action, the plaintiffs allege that Arthur Andersen violated the Texas Securities Act, committed statutory and common law fraud and was negligent in its audits of the Company's 1996 and 1997 financial statements. In September 1999, Arthur Andersen had filed a motion for leave to join the Company and certain of its former officers as responsible third parties and contribution defendants, which motion was denied.

         On October 30, 1998, a class action lawsuit was filed on behalf of certain purchasers of the debentures in the U.S. District Court for the Southern District of Florida against the Company and some of the Company's former officers and directors, alleging violations of the federal securities laws and common law fraud. The complaint alleges that the Company's offering memorandum used for the marketing of the debentures contained false and misleading information regarding the Company's financial position and that the defendants engaged in a plan to inflate the Company's earnings for the purpose of defrauding the plaintiffs and others. The plaintiffs seek a declaration that defendants violated federal securities laws and either unspecified monetary damages or rescission of their purchase of the debentures. This action has been transferred to the Southern District of Florida, where the Consolidated Federal Actions are pending, and the parties have negotiated a proposed coordination plan in order to coordinate proceedings in this action with those in the Consolidated Federal Actions.

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

         On February 9, 1999, Messrs. Dunlap and Kersh filed with the American Arbitration Association demands for arbitration of claims under their respective employment agreements with Sunbeam. Messrs. Dunlap and Kersh are requesting a finding by the arbitrators that the Company terminated their employment without cause and that they should be

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

10. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

awarded the corresponding benefits provided by their respective employment agreements. On March 12, 1999, the Company asked the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida to issue an injunction prohibiting Messrs. Dunlap and Kersh from pursuing their arbitration proceedings against the Company on the grounds, among others, that the simultaneous litigation of the action filed in that court on April 7, 1998, described above, and the arbitration proceedings would subject the Company to the threat of inconsistent adjudications with respect to certain rights to compensation asserted by Messrs. Dunlap and Kersh and would cause irreparable harm to the Company and its stockholders. On March 19, 1999, the plaintiff in the April 7, 1998 action discussed above moved for an injunction on similar grounds. On May 11, 1999, the court denied the motions for a preliminary injunction filed by the Company and the plaintiff. The Company has answered the arbitration demands of Messrs. Dunlap and Kersh and has filed counterclaims seeking, among other things, the return of all consideration paid, or to be paid, under the February 1998 Employment Agreements between the Company and Messrs. Dunlap and Kersh. An answer was filed by Messrs. Dunlap and Kersh generally denying the Company's counterclaim. Discovery is pending.

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

         On September 13, 1999, an action naming the Company and Arthur Andersen as defendants was filed in the Circuit Court for Montgomery County, Alabama. The plaintiffs in this action are purchasers of Sunbeam common stock during the period March 19, 1998 through May 6, 1998. The plaintiffs allege, among other things, that the defendants violated the Alabama Security Laws and SEC Rule 10b-5. The plaintiffs seek compensatory and punitive damages in an unspecified amount. Sunbeam has removed this case to the U.S. District Court for the District of Alabama. In addition, Arthur Andersen has filed a cross claim against the Company for contribution and indemnity.

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

         The Company and its subsidiaries are also involved in various other lawsuits arising from time to time, which the Company considers to be ordinary routine litigation incidental to its business. In the opinion of the Company, the resolution of these routine matters, and of certain matters relating to prior operations, individually or in the aggregate, will not have a material adverse effect upon the financial position, results of operations or cash flows of the Company.

         Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company 's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiff, and other significant factors which vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable losses and records the minimum end of the range. As of June 30, 1999 the Company had established accruals for litigation matters of $28.7 million (representing $12.5 million and $16.2 million for estimated damages or settlement amounts and legal fees, respectively). As of December 31, 1998, the Company had established accruals for litigation matters of $31.2 million (representing $17.5 million and $13.7 million for estimated damages or settlements and legal fees, respectively.) It is anticipated that the $28.7 million accrual will be paid as follows: $16.3 million in 1999, $10.3 million in 2000 and $2.1 million in 2001. The Company believes, based on information known to the Company on June 30, 1999, that anticipated probable costs of litigation matters existing as of June 30, 1999 have been adequately reserved to the extent determinable.

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

                                                                                          COMBINED
                                                          AS REPORTED                    HISTORICAL
                                       ---------------------------------------------      RESULTS
                                         THREE MONTHS ENDED       SIX MONTHS ENDED       SIX MONTH
                                       ---------------------   ---------------------       ENDED
                                       JUNE 30,    JUNE 30,      JUNE 30,   JUNE 30,       JUNE 30,
                                         1999        1998          1999       1998           1998
                                        --------   --------    ----------    --------    ----------
(Amounts in millions)
Net sales - As reported ...........     $  660.9   $  578.5    $  1,184.9    $  826.1    $  1,127.9

Gross margin - As reported ........        170.3      (52.5)        293.5       (18.7)         56.3
Non-recurring adjustments:
   Provision for inventory ........         --         84.0          --          84.0          84.0
   Asset impairment ...............         --         29.6          --          29.6          29.6
   Purchase accounting ............         --         20.5          --          20.5          20.5
                                        --------   --------    ----------    --------    ----------
     Adjusted gross margin ........        170.3       81.6         293.5       115.4         190.4

Selling, general and administrative
 expense ("SG&A") - As reported ...        156.8      140.8         294.8       211.9         312.9
      Former employees' deferred
       compensation ...............         --         --            --         (30.7)        (30.7)
                                        --------   --------    ----------    --------    ----------
        Adjusted SG&A expense .....        156.8      140.8         294.8       181.2         282.2
                                        --------   --------    ----------    --------    ----------
Adjusted operating income (loss) ..     $   13.5   $  (59.2)   $     (1.3)   $  (65.8)   $    (91.8)
                                        --------   --------    ----------    --------    ----------

         The combined results from operations for the six months ended June 30, 1998 include the combined historical results of Coleman, Signature Brands and First Alert from the beginning of 1998 to their respective acquisition dates. The combined historical results do not include pro forma purchase accounting adjustments including those relating to the amortization of the purchase price of these acquisitions. Certain amounts included in the historical results of the acquired companies have been reclassified to conform with the Company's presentation. Presentation of these combined results is to enhance comparability between the periods presented and not necessarily indicative of the combined results that would have occurred had these acquisitions been consummated at the beginning of 1998.

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

 THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         Consolidated net sales for the three months ended June 30, 1999 and 1998 were $660.9 million and $578.5 million respectively, an increase of $82.4 million or approximately 14%. This increase was driven primarily by the Outdoor Leisure group where net sales increased $53.6 million to $338.1 million in the second quarter of 1999. This increase was predominately driven by strong retail replenishment demand of outdoor recreation products and Powermate/registered trademark/ generators (aggregating approximately $51 million). The increase in outdoor recreation products and Powermate/registered trademark/ generators is believed to be partially attributable to heightened consumer sensitivity to the need for emergency preparedness. This increased sensitivity is believed to be reflective of a combination of factors including weather conditions and Year 2000 considerations. Outdoor cooking product net sales increased approximately $9 million in the 1999 period as compared to the second quarter of 1998, largely as a result of reduced shipments in the year ago quarter to allow trade inventories to return to appropriate levels. This factor affects the year to year comparisons for each of the operating groups. These improvements were partially offset by weaknesses in net sales of Eastpak/registered trademark/ products. Household net sales increased $17.4 million to $151.3 million in 1999. Despite the lack of significant new product introductions, overall net sales of appliances, personal care, and health products increased approximately $14 million as a result of a strengthening retail environment in the current year and the effect of reduced shipments in the year ago quarter. During 1998 sales of coffee makers and smoke and carbon monoxide detectors were adversely effected by the disruption that arose from the integration with Sunbeam and the related management changes. Results for the second quarter of 1999 reflect improvement in the sales of coffee makers and smoke and carbon monoxide detectors (approximately $3 million) from the prior year quarter, accounting for the remaining increase. International net sales increased $11.6 million to $165.7 million. The increase in net sales was largely driven by improved net sales in Canada of approximately $10 million, resulting predominantly from strong retail demand for Powermate/registered trademark/ and outdoor recreation products and the effect of reduced shipments in the year ago quarter, as discussed above. In addition, net sales increased in Europe and Japan by approximately $5 million in the second quarter of 1999 as compared to the same period in 1998, partially offset by declining net sales of the Company's products in Latin America. The Company believes that weak economic conditions contributed to the decline in Latin American net sales.

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

         The minority interest reported for the second quarter of 1999 and 1998 relates to the minority interest held in Coleman by minority shareholders.

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

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Net sales for the six months ended June 30, 1999 and 1998 were $1,184.9 million and $826.1 million respectively, an increase of $358.8 million. Results for the six months ended June 30, 1998 include Coleman, Signature Brands and First Alert from their respective acquisition dates. After adjusting 1998 sales to include sales of the acquired companies for the periods from the beginning of 1998 through the respective dates of acquisition, combined historical net sales would be $1,127.9 million. 1999 net sales increased approximately $57 million or approximately 5% over 1998 combined historical net sales. Information that adjusts for the results of the acquisitions prior to the actual acquisition dates (the "combined historical" information) is provided for informational purposes only and is to enhance comparability of the period presented. This information is not necessarily indicative of what the combined results would have been had these acquisitions occurred at the beginning of the periods presented. The increase in net sales is driven by the Outdoor Leisure group which had an increase of approximately $59 million in 1999 as compared to the combined historical net sales in the same period in the prior year. This increase over combined historical net sales was largely due to sales of outdoor recreation products and Powermate/registered trademark/ generators. The higher level of sales of these products is believed to be partially attributable to heightened consumer sensitivity to the need for emergency preparedness. The Company believes that this heightened sensitivity is reflective of a combination of factors, including weather conditions and Year 2000 considerations. Household net sales in 1999 decreased approximately $7 million compared to 1998 combined historical net sales. The Company believes that the channel loading that took place in the first quarter of 1998 was primarily responsible for this decrease. International net sales in 1999 increased $5.0 million over 1998 combined historical net sales. Higher sales in Canada and Europe resulted predominantly from strong retail demand of Powermate/registered trademark/ and outdoor recreation products. This increase was partially offset by the impact of weak economic conditions in Latin America.

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

         The minority interest reported in 1999 and 1998 relates to the minority interest held in Coleman by minority shareholders.

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

The bank credit facility provides for aggregate borrowings of up to $1.7 billion through:

     o a revolving credit facility in an aggregate principal amount of up to $400.0 million maturing March 30, 2005, $52.5 million of which may only be used to complete the Coleman;

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

Under the bank credit facility, interest accrues, at the Company's option:

     o        at the London Interbank Offered Rate ("LIBOR");

     o or at the base rate of the administrative agent which is generally the higher of the prime commercial lending rate of the administrative agent or the Federal Funds Rate plus 0.50%;

in each case plus an interest margin which is currently 4.00% for LIBOR loans and 2.50% for base rate loans. The interest margin is subject to potential decreases in the future, including a decrease to 3.00% for LIBOR loans and 1.75% for base rate loans upon consummation of the Coleman merger and the effectiveness of the pledge of substantially all of Coleman's and its domestic subsidiaries' assets to secure the obligations under the bank credit facility.

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

     o prepay, redeem or repurchase debt, incur liens and engage in sale-leaseback transactions;
     o        make loans and investments;
     o incur additional debt (including revolving loans under the bank credit facility);
     o amend or otherwise alter material agreements or enter into restrictive agreements;
     o        make capital and Year 2000 compliance expenditures;
     o        engage in mergers, acquisitions and asset sales;
     o        engage in certain transactions with specified affiliates;
     o        settle certain litigation;
     o        alter its cash management system; and
     o        alter the businesses they conduct.

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

CASH FLOWS

         As of June 30, 1999, the Company had cash and cash equivalents of $51.1 million and total debt of $2.3 billion. Because the waivers granted by the Company's lenders expire on April 10, 2000, the borrowings under the bank credit facility, as well as other debt containing cross-default provisions, are classified as short-term in the June 30, 1999 Condensed Consolidated Balance Sheet. Cash used in operating activities during the first half of 1999 was $34.5 million compared to $217.6 million in the first half of 1998. This change is primarily attributable to working capital improvements and improved operating results. The majority of the working capital improvements are attributable to the Company's management of inventory levels. Inventories generated approximately $78 million of additional cash flow versus the same period in the prior year. The inventory change in the 1998 period reflects inventory changes of the acquired companies from their respective dates of acquisition. Increases in accounts payable generated approximately $41 million of cash in the first six months of 1999 whereas payables used approximately $25 million of cash in the same period of 1998, resulting in an improvement in cash flow period-to-period of approximately $66 million. The increase in payables in the current period resulted from payables balances having been reduced to a low level by year-end 1998. This reduction in payables, which included an effort to reduce delinquent payables, began in the second quarter of 1998. These cash flow improvements are partially offset by increases in accounts receivable. The increase in receivables during the first half of 1999 is largely due to the seasonal selling period of the Company's Outdoor Leisure division which experienced a stronger second quarter in 1999 than in 1998. The Company participates in an accounts receivable securitization program to finance a portion of its accounts receivable. See Note 4 to the Condensed Consolidated Financial Statements.

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

         The Company expects to acquire the remaining equity interest in Coleman in a merger transaction in which the existing Coleman minority shareholders will receive 0.5677 of a share of the Company's common stock and $6.44 in cash for each share of Coleman common stock outstanding. In addition, unexercised options under Coleman's stock option plans will be cashed out at a price per share equal to the difference between $27.50 and the exercise price of such options. The Company expects to issue approximately 6.7 million shares of common stock and expend approximately $87 million in cash, including cash paid to option holders, to complete the Coleman transaction. Under a proposed settlement of certain litigation relating to the Coleman merger, the Company will also issue warrants to purchase up to 4.98 million shares of the Company's common stock to the Coleman public stockholders and the plaintiff's litigation counsel upon consummation of the Coleman merger. (See Notes 2 and 10 to the Condensed Consolidated Financial Statements.) Although there can be no assurance, it is anticipated that the Coleman merger will occur in the second half of fiscal 1999.

         The Company believes its borrowing capacity under the bank credit facility, cash flow from the combined operations of the Company and its acquired companies, existing cash and cash equivalent balances, and its receivable securitization program will be sufficient to support working capital needs, capital expenditure and Year 2000 compliance spending, and debt service through April 10, 2000. The Company intends to negotiate with its lenders on an amendment to the bank credit facility, negotiate with its lenders on further waiver of such covenants and other terms or refinance the bank credit facility. Any decisions with respect to such amendment, waiver, or refinancing will be made based on a review from time to time of the advisability of particular transactions. There can be no assurance that an amendment, further waiver of existing covenants and other terms, or refinancing will be entered into by April 10, 2000. The failure to obtain such an amendment, further waiver or debt refinancing would likely result in violation of existing covenants and compliance with other terms, which would permit the bank lenders to accelerate the maturity of all outstanding borrowings under the bank credit facility, which would likely have a material adverse effect on the Company. Accordingly, debt related to the bank credit facility and all debt containing cross-default provisions is classified as current in the balance sheet at June 30, 1999.

         In May, 1998, the NYSE advised the Company that it did not meet the continuing listing standards of the NYSE because the Company did not have tangible net assets of at least $12 million and average annual net income of at least $600,000 for 1995, 1996 and 1997. Representatives from the Company met with NYSE officials, and in March 1999, the NYSE informed the Company that the Company's common stock would not be delisted at that time, although the NYSE would, however, continue to monitor Sunbeam's financial condition and operations. On August 5, 1999, the NYSE advised the Company that the NYSE had revised its continuing listing standards, and that the Company is in compliance with the revised standards.

         In April, 1999 the NYSE advised Coleman that it did not meet the NYSE's continuing listing standards because Coleman did not have tangible net assets of at least $12 million as of September 30, 1998 and average annual net income of at least $600,000 for 1995, 1996 and 1997. At that time, Coleman requested the NYSE to continue to list the Coleman common stock until completion of the merger. The NYSE subsequently advised Coleman that Coleman also failed to satisfy certain non-financial continuing listing standards. On August 5, 1999, the NYSE advised the Coleman that the NYSE had revised its continuing listing standards, and that Coleman is in compliance with the revised financial standards. Coleman and the NYSE have agreed upon a program whereby Coleman will correct the deficiencies in its non-financial continuing listing standards by the end of 1999. Coleman is currently complying with such program. If Coleman were to be delisted from the NYSE, it would adversely affect Coleman's ability to sell its capital stock to third parties or use its capital stock as collateral for loans. Sunbeam's bank credit facility currently restricts Coleman from taking such actions.

         By letter dated June 17, 1998, the staff of the Division of Enforcement of the SEC advised the Company that it was conducting an informal inquiry into the Company's accounting policies and procedures and requested that the Company produce documents. On July 2, 1998, the SEC issued a Formal Order of Private Investigation, designating officers to take testimony and pursuant to which a subpoena was served on Sunbeam requiring the production of documents. On November 4, 1998, the Company received another SEC subpoena requiring the production of additional documents. The Company has provided numerous documents to the SEC staff and continues to cooperate with the SEC staff. The Company has, however declined to provide the SEC with material that the Company believes is subject to the attorney-client privilege and the work product immunity. The Company cannot predict the term of such investigation or its potential outcome.

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

         Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiff, and other significant factors which vary by case. When it is not possible to estimate a specific expected amount of loss to be incurred, the Company evaluates the range of possible losses and records the minimum end of the range. As of June 30, 1999 the Company had established accruals for litigation matters of $28.7 million (representing $12.5 million and $16.2 million for estimated damages or settlement amounts and legal fees, respectively) and $31.2 million as of December 31, 1998 (representing $17.5 million and $13.7 million for estimated damages or settlements and legal fees, respectively.) It is anticipated that the $28.7 million accrual will be paid as follows: $16.3 million in 1999, $10.3 million in 2000 and $2.1 million in 2001. The Company believes, based on facts known to the Company at June 30, 1999, that anticipated probable costs of litigation matters existing as of June 30, 1999 have been adequately reserved to the extent determinable.

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

          Sunbeam has responded to numerous customer inquiries about the Company's Year 2000 readiness. The Company has verified that all of the Company's major customers have planned programs to deal with Year 2000 issues and is currently completing the process of contacting its major customers to confirm they are implementing their planned programs to address Year 2000 issues. In order to improve the Company's communication with its customers, suppliers and business partners, the Company has set up a Sunbeam Year 2000 telephone number and is providing Year 2000 information on a Company web site.

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

         On June 25, 1998, four purported class actions were filed in the Court of Chancery of the State of Delaware in New Castle County by minority stockholders of Coleman against Coleman, Sunbeam and certain of Sunbeam's and Coleman's present and former officers and directors. An additional class action was filed on August 10, 1998, against the same parties. The complaints in these class actions allege, in essence, that the existing exchange ratio for the proposed Coleman merger is no longer fair to Coleman minority stockholders as a result of the decline in the market value of the Company's common stock. On October 21, 1998, Sunbeam announced that it had entered into a memorandum of understanding to settle, subject to court approval, the class actions The court hearing on the settlement was held on September 29, 1999 but the court has not yet ruled on the settlement. Under the terms of the proposed settlement, if approved by the court, Sunbeam will issue to Coleman minority stockholders and plaintiffs' counsel in this action warrants to purchase up to approximately 4.98 million shares of Sunbeam common stock at $7 per share, subject to anti-dilution adjustments. Coleman minority stockholders who elect an appraisal under Delaware law will not receive warrants. These warrants will generally have the same terms as the warrant issued to the MacAndrews & Forbes subsidiary and will be issued when the Coleman merger is consummated, which is now expected to occur during the second half of 1999. Issuance of these warrants will be accounted for as additional purchase consideration. There can be no assurance that the court will approve the settlement as proposed.

         On September 16, 1998, an action was filed in the 56th Judicial District Court of Galveston County, Texas alleging various claims in violation of the Texas Securities Act and Texas Business and Commercial Code as well as common law fraud as a result of Sunbeam's alleged misstatements and omissions regarding Sunbeam's financial condition and prospects during a period beginning May 1, 1998 and ending June 16, 1998, in which the U.S. National Bank of Galveston, Kempner Capital Management, Inc. and Legacy Trust Company engaged in transactions in Sunbeam common stock on their own behalf and on behalf of their respective clients. Sunbeam is the only named defendant in this action. The complaint requests recovery of compensatory damages, punitive damages and expenses in an unspecified amount. This action was removed to the U.S. District Court for the Southern District of Texas and subsequently transferred to the Southern District of Florida and consolidated with the Consolidated Federal Actions. Plaintiffs in this action have objected to the consolidation and have sought reconsideration by the Southern District of Florida of the order of the Southern District of Texas denying plaintiffs' motion to remand the case to state court and transferring it to Florida. A similar suit was brought by the same group of plaintiffs in the above action against Arthur Andersen. In that action, the plaintiffs allege that Arthur Andersen violated the Texas Securities Act, committed statutory and common law fraud and was negligent in its audits of Sunbeam's 1996 and 1997 financial statements. In September 1999, Arthur Andersen had filed a motion for leave to join Sunbeam and certain of its former officers as responsible third parties and contribution defendants, which motion was denied.

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

         On February 9, 1999, Messrs. Dunlap and Kersh filed with the American Arbitration Association demands for arbitration of claims under their respective employment agreements with Sunbeam. Messrs. Dunlap and Kersh are requesting a finding by the arbitrators that Sunbeam terminated their employment without cause and that they should be awarded the corresponding benefits provided by their respective employment agreements. On March 12, 1999, Sunbeam asked the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida to issue an injunction prohibiting Messrs. Dunlap and Kersh from pursuing their arbitration proceedings against Sunbeam on the grounds, among others, that the simultaneous litigation of the action filed in that court on April 7, 1998, described above, and the arbitration proceedings would subject Sunbeam to the threat of inconsistent adjudications with respect to certain rights to compensation asserted by Messrs. Dunlap and Kersh and would cause irreparable harm to Sunbeam and its stockholders. On March 19, 1999, the plaintiff in the April 7, 1998 action discussed above moved for an injunction on similar grounds. On May 11, 1999, the court denied the motions for a preliminary injunction filed by Sunbeam and the plaintiff. Sunbeam has answered the arbitration demands of Messrs. Dunlap and Kersh and has filed counterclaims seeking, among other things, the return of all consideration paid, or to be paid, under the February 1998 Employment Agreements between Sunbeam and Messrs. Dunlap and Kersh. An answer was filed by Messrs. Dunlap and Kersh generally denying Sunbeam's counterclaim. Discovery is pending.

         On May 24, 1999, an action naming Sunbeam as defendant was filed in the Circuit Court for Ozaukee County, Wisconsin. Prior to service of the complaint, the plaintiff dismissed its claims, voluntarily, without prejudice. The plaintiff in this action was a purchaser of the debentures. The plaintiff alleged that Sunbeam violated the Wisconsin Uniform Securities Act and committed acts of false advertising and misrepresentation in connection with the offering and sale of the debentures. The plaintiff sought rescission, as well as compensatory and exemplary damages in an unspecified amount.

         On September 13, 1999, an action naming the Company and Arthur Andersen as defendants was filed in the Circuit Court for Montgomery County, Alabama. The plaintiffs in this action are purchasers of Sunbeam common stock during the period March 19, 1998 through May 6, 1998. The plaintiffs allege, among other things, that the defendants violated the Alabama Security Laws and SEC Rule 10b-5. The plaintiffs seek compensatory and punitive damages in an unspecified amount. Sunbeam has removed this case to the U.S. District Court for the District of Alabama. In addition, Arthur Andersen has filed a cross claim against the Company for contribution and indemnity.

         Sunbeam intends to vigorously defend each of the foregoing lawsuits other than those as to which a memorandum of understanding to settle has been reached, but cannot predict the outcome and is not currently able to evaluate the likelihood of Sunbeam's success in each case or the range of potential loss. However, if Sunbeam were to lose these lawsuits, judgments would likely have a material adverse effect on Sunbeam's consolidated financial position, results of operations and cash flows.

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

         On July 2, 1998, the American Alliance Insurance Company filed suit against Sunbeam in the U.S. District Court for the Southern District of New York requesting a declaratory judgment of the court that the directors' and officers' liability insurance policy for excess coverage issued by American Alliance was invalid and/or had been properly canceled by American Alliance Insurance Company. Sunbeam's motion to transfer such action to the federal district court in which the Consolidated Federal Actions are currently pending was denied. Sunbeam has filed a motion with the Judicial Panel on Multidistrict Litigation to transfer this action for coordination or consolidation of pretrial proceedings with the various actions pending in the Southern District of Florida. That motion was granted. American Alliance has filed a motion for summary judgment on the ground that coverage was never bound. Sunbeam has opposed that motion. On October 20, 1998, an action was filed by Federal Insurance Company in the U.S. District Court for the Middle District of Florida requesting the same relief as that requested by American in the previously filed action as to additional coverage levels under Sunbeam's directors' and officers' liability insurance policy. This action has been transferred to the U.S. District Court for the Southern District of Florida and is currently in discovery. Sunbeam is seeking a stay of discovery to coordinate discovery in this action with any discovery that may occur in the Consolidated Federal Actions. Plaintiff has moved to compel production of various documents. On December 22, 1998, an action was filed by Executive Risk Indemnity, Inc. in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida requesting the same relief as that requested by American and Federal in their previously filed actions as to additional coverage levels under Sunbeam's directors' and officers' liability insurance policy. On April 15, 1999 Sunbeam filed an action in the U.S. District Court for the Southern District of Florida against National Union Fire Insurance Company of Pittsburgh, PA, Gulf Insurance Company and St. Paul Mercury Insurance Company requesting, among other things, a declaratory judgment that National Union is not entitled to rescind its directors' and officers' liability insurance policies to Sunbeam and a declaratory judgment that Sunbeam is entitled to coverage from these insurance companies for the various lawsuits described herein under directors' and officers' liability insurance policies issued by each of the defendants. In response to Sunbeam's complaint, defendants St. Paul and Gulf have answered and asserted counterclaims seeking rescission and declaratory relief that no coverage is available to Sunbeam. Sunbeam has denied the allegations of Gulf's and St. Paul's counterclaims. Defendant National Union has filed a motion to dismiss or stay the claims filed by Sunbeam against National Union on the basis, among others, that Sunbeam must submit the dispute to arbitration or mediation. Sunbeam has filed a response opposing that motion. Sunbeam intends to pursue recovery from all of its insurers if damages are awarded against Sunbeam or its indemnified officers and/or directors under any of the foregoing actions and to recover attorneys' fees covered under those policies. Sunbeam's failure to obtain such insurance recoveries following an adverse judgment in any of the actions described above could have a material adverse effect on Sunbeam's financial position, results of operations and cash flows.

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

         Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiff, and other significant factors which vary by case. When it is not possible to estimate a specific expected cost to be incurred, Sunbeam evaluates the range of probable losses and records the minimum end of the range. As of June 30, 1999, the Company had established accruals for litigation matters of $28.7 million (representing $12.5 million and $16.2 million for estimated damages or settlement amounts and legal fees, respectively). As of December 31, 1998, the Company had established accruals for litigation matters of $31.2 million (representing $17.5 million and $13.7 million for estimated damages or settlements and legal fees, respectively.) It is anticipated that the $28.7 million accrual will be paid as follows: $16.3 million in 1999, $10.3 million in 2000 and $2.1 million in 2001. The Company believes, based on infromation known to the Company on June 30, 1999, that anticipated probable costs of litigation matters existing as of June 30, 1999 have been adequately reserved to the extent determinable.

PRODUCTS LIABILITY

         As a consumer goods manufacturer and distributor, Sunbeam faces the constant risks of product liability and related lawsuits involving claims for substantial money damages, product recall actions and higher than anticipated rates of warranty returns or other returns of goods. These claims could result in liabilities that could have a material adverse effect on Sunbeam's consolidated financial position, results of operations, or cash flow. Some of the product lines Sunbeam acquired in the 1998 acquisitions have increased its exposure to product liability and related claims.

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

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

      EXHIBIT NO.              DESCRIPTION
      -----------              -----------
         10.1 Tax Sharing Agreement dated as of July 12, 1999, by and among Sunbeam Corporation, the Coleman Company, and the subsidiaries named therein. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 of The Coleman Company, Inc. on August 13, 1999.)

         27 Financial Data Schedule, submitted electronically to the Securities and Exchange Commission for information only and not filed.

(b)      Report on Form 8-K

         No reports on Form 8-K were filed through June 30, 1999.

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

                                             SUNBEAM CORPORATION

                                             BY: /S/ BOBBY G. JENKINS
                                             ------------------------
                                             Bobby G. Jenkins
                                             Executive Vice President, and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                             Dated: November 4, 1999

                                 EXHIBIT INDEX


EXHIBIT             DESCRIPTION
-------             -----------

  27        Financial Data Schedule