Form 10-Q
period 1999-09-30
SUNBEAM CORP/FL/
filed 1999-11-19
CIK 3662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the period ended September 30, 1999

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

                                Yes [X]          No [  ]

On November 18, 1999 there were 100,902,392 shares of the registrant's Common Stock ($.01 par value) outstanding.

                      SUNBEAM CORPORATION AND SUBSIDIARIES

                                QUARTERLY REPORT
                                  ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Condensed Consolidated Statements of Operations (Unaudited)
                    for the three months and nine months ended September 30, 1999
                    and September 30, 1998...........................................................    2

                    Condensed Consolidated Balance Sheets (Unaudited)
                    as of September 30, 1999 and December 31, 1998...................................    3

                    Condensed Consolidated Statements of Cash Flows (Unaudited)
                    for the nine months ended September 30, 1999 and September 30, 1998..............    4

                    Notes to Condensed Consolidated Financial Statements (Unaudited).................    5

           Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations........................................................   24

PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings................................................................   41

           Item 6.  Exhibits and Reports on Form 8-K ................................................   48

SIGNATURE  ..........................................................................................   49


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      SUNBEAM CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                ---------------------------------       ---------------------------------
                                                SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                     1999                1998                1999                1998
                                                -------------       -------------       -------------       -------------
Net sales ...............................        $   601,554         $   496,039         $ 1,786,428         $ 1,322,129
Cost of goods sold ......................            442,764             428,629           1,334,177           1,273,424
Selling, general and administrative
     expense ............................            154,480             228,441             449,263             440,381
                                                 -----------         -----------         -----------         -----------
Operating income (loss) .................              4,310            (161,031)              2,988            (391,676)
Interest expense, net ...................             48,334              42,677             136,631              88,476
Other income, net .......................             (5,219)            (10,995)             (4,619)             (4,065)
                                                 -----------         -----------         -----------         -----------
Loss before income taxes, minority
     interest and extraordinary charge ..            (38,805)           (192,713)           (129,024)           (476,087)
Income tax provision (benefit):
   Current ..............................             (5,276)                396               1,370               3,995
   Deferred .............................              8,928              (2,814)             11,291              (1,280)
                                                 -----------         -----------         -----------         -----------
                                                       3,652              (2,418)             12,661               2,715

Minority interest .......................              4,897              (1,384)             13,354              (3,447)
                                                 -----------         -----------         -----------         -----------
Loss before extraordinary charge ........            (47,354)           (188,911)           (155,039)           (475,355)
Extraordinary charge from
   early extinguishments of debt ........                 --                  --                  --            (111,715)
                                                 -----------         -----------         -----------         -----------
Net loss ................................        $   (47,354)        $  (188,911)        $  (155,039)        $  (587,070)
                                                 ===========         ===========         ===========         ===========
Basic and diluted loss per share:
   Loss from continuing operations before
     extraordinary charge ...............        $     (0.47)        $     (1.88)        $     (1.54)        $     (4.96)
   Extraordinary charge .................                 --                  --                  --               (1.16)
                                                 -----------         -----------         -----------         -----------
   Net loss .............................        $     (0.47)        $     (1.88)        $     (1.54)        $     (6.12)
                                                 ===========         ===========         ===========         ===========
Basic and diluted weighted average common
   shares outstanding ...................            100,746             100,722             100,743              95,919


            See Notes to Condensed Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                          SEPTEMBER 30,           DECEMBER 31,
                                                                               1999                   1998
                                                                          -------------          -------------
ASSETS
Current assets:
   Cash and cash equivalents...........................................   $      29,088          $      61,432
   Restricted investments..............................................              --                 74,386
   Receivables, net....................................................         443,223                361,774
   Inventories.........................................................         507,821                519,189
   Prepaid expenses, deferred income taxes and other current assets....          70,681                 74,187
                                                                          -------------          -------------
         Total current assets..........................................       1,050,813              1,090,968
Property, plant and equipment, net.....................................         457,293                455,172
Trademarks, tradenames, goodwill and other, net........................       1,809,868              1,859,377
                                                                          -------------          -------------
                                                                          $   3,317,974          $   3,405,517
                                                                          =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current portion of long-term debt...............   $   1,505,576          $     119,103
   Accounts payable....................................................         188,899                162,173
   Other current liabilities...........................................         303,075                321,185
                                                                          -------------          -------------
         Total current liabilities.....................................       1,997,550                602,461
Long-term debt, less current portion...................................         817,128              2,142,362
Other long-term liabilities............................................         231,898                248,459
Deferred income taxes..................................................         111,516                100,473
Minority interest......................................................          65,195                 51,325

Commitments and contingencies

Shareholders' equity:
   Preferred stock (2,000,000 shares authorized, none outstanding) ....              --                     --
   Common stock (100,746,400 and 100,739,053 shares issued)............           1,007                  1,007
   Additional paid-in capital..........................................       1,122,896              1,123,457
   Accumulated deficit.................................................        (965,036)              (809,997)
   Accumulated other comprehensive loss................................         (64,180)               (54,030)
                                                                          --------------         --------------
         Total shareholders' equity....................................          94,687                260,437
                                                                          -------------          -------------
                                                                          $   3,317,974          $   3,405,517
                                                                          =============          =============

            See Notes to Condensed Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                     NINE MONTHS ENDED
                                                                          ------------------------------------
                                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                                                1999                  1998
                                                                          --------------         -------------
OPERATING ACTIVITIES:
    Net loss...........................................................   $     (155,039)        $    (587,070)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
        Depreciation and amortization..................................           93,917                70,123
        Non-cash interest charges......................................           34,120                19,387
        Deferred income taxes..........................................           11,291                (1,280)
        Minority interest..............................................           13,354                (3,447)
        (Gain) loss on sale of property, plant and equipment...........           (3,405)                2,406
        Provision for fixed assets.....................................               --                32,642
        Provision for excess and obsolete inventory....................               --                86,167
        Warrants charged to expense....................................               --                70,000
        Non-cash compensation charge...................................               --                23,359
        Extraordinary charge from early extinguishments of debt........               --               111,715
        Changes in working capital and other, net of acquisitions......          (67,409)              (48,697)
                                                                          ---------------        --------------
              Net cash used in operating activities....................          (73,171)             (224,695)
                                                                          ---------------        --------------
INVESTING ACTIVITIES:
    Capital expenditures...............................................          (63,205)              (32,766)
    Purchases of businesses, net of cash acquired......................               --              (379,159)
    Other..............................................................            4,838                   307
                                                                          ---------------        -------------
              Net cash used in investing activities....................          (58,367)             (411,618)
                                                                          ---------------        --------------
FINANCING ACTIVITIES:
    Issuance of convertible subordinated debentures, net of
       financing fees..................................................               --               729,622
    Net borrowings under revolving credit facilities...................          105,025             1,353,041
    Payments of debt obligations, including prepayment penalties.......           (2,940)           (1,464,245)
    Proceeds from exercise of stock options............................               35                19,553
    Other..............................................................           (2,926)               (1,875)
                                                                          ---------------        --------------
              Net cash provided by financing activities................           99,194               636,096
                                                                          --------------         -------------

Net decrease in cash and cash equivalents..............................          (32,344)                 (217)
Cash and cash equivalents at beginning of period.......................           61,432                52,298
                                                                          --------------         -------------
Cash and cash equivalents at end of period.............................   $       29,088         $      52,081
                                                                          ==============         =============

            See Notes to Condensed Consolidated Financial Statements

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

BASIS OF PRESENTATION

         The Condensed Consolidated Balance Sheet of the Company as of September 30, 1999 and the Condensed Consolidated Statements of Operations and Cash Flows for the three and nine months ended September 30, 1999 and 1998 are unaudited. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. The December 31, 1998 Condensed Consolidated Balance Sheet was derived from the consolidated financial statements contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1998 Annual Report on Form 10-K/A. In the opinion of management, the unaudited condensed consolidated financial statements contained herein include all adjustments (consisting of only recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for the entire year or future periods.

BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK

         Loss per common share calculations are determined by dividing loss attributable to common shareholders by the weighted average number of shares of common stock outstanding. Loss per share for the nine months ended September 30, 1999 and 1998, is based only on the weighted average number of common shares outstanding, as potential common shares have been excluded as a result of the loss during the periods presented. Loss per share for the nine months ended September 30, 1999 excluded 78,562 shares related to stock options, as their effect would have been anti-dilutive. Stock options to purchase 19,420,292 common shares for the nine months ended September 30, 1999, were excluded from potential common shares as the option exercise prices were greater than the average market price of the Company's common stock during the period. The nine months ended September 30, 1998 loss per share excluded 3,017,516 shares related to stock options, as their effect would have been anti-dilutive. The nine month 1998 period also excluded 63,016 related to restricted stock. Stock options to purchase 9,609,033 common shares for the nine months ended September 30, 1998 were excluded from potential common shares as the option exercise prices were greater than the average market price of the Company's common stock during the period. Diluted average common shares outstanding for all periods presented excluded 13,242,050 shares issuable upon the conversion of the Zero Coupon Convertible Senior Subordinated Debentures due 2018 (the "Debentures"). In addition, diluted average common shares outstanding for the periods ended September 30, 1999 excluded 23,000,000 shares issuable on the exercise of warrants.

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

2. ACQUISITIONS

         On March 30, 1998, the Company, through a wholly-owned subsidiary, acquired approximately 81% of the total number of then outstanding shares of common stock of Coleman from a subsidiary of MacAndrews & Forbes Holdings, Inc. ("M&F"), in exchange for 14,099,749 shares of the Company's common stock and approximately $160 million in cash. In addition, the Company assumed approximately $1,016 million in debt. The value of the common stock issued at the date of acquisition was derived by using the average closing stock price as reported on the New York Stock Exchange ("NYSE") Composite Tape for the day before and day of the public announcement of the acquisition. Immediately thereafter, as a result of the exercise of employee stock options, Sunbeam's indirect beneficial ownership of Coleman decreased to approximately 79% of the total number of the outstanding shares of Coleman common stock. (See Note 10.)

         On August 12, 1998, the Company announced that, following investigation and negotiation conducted by a Special Committee of the Board consisting of four outside directors not affiliated with M&F, the Company had entered into a settlement agreement with a subsidiary of M&F pursuant to which the Company was released from certain threatened claims of M&F and its subsidiaries arising from the Coleman acquisition and M&F agreed to provide certain management personnel and assistance to the Company in exchange for the issuance to the M&F subsidiary of a warrant expiring August 24, 2003 to purchase up to 23 million shares of the Company's common stock at a cash exercise price of $7.00 per share, subject to anti-dilution adjustments. The Company concluded that the agreement to issue this warrant did not result in a new measurement date for the purposes of determining the purchase price for Coleman and has accounted for the issuance of this warrant in the third quarter of 1998 as a cost of settling a potential claim. Accordingly, a $70.0 million non-cash SG&A expense was recorded in the third quarter of 1998, based upon a valuation performed as of August 1998 using facts existing at that time. The valuation was conducted by an independent consultant engaged by the special committee of the board of directors.

         The Company expects to acquire the remaining equity interest in Coleman pursuant to a merger transaction in which the existing Coleman minority shareholders will receive 0.5677 of a share of the Company's common stock and $6.44 in cash for each share of Coleman common stock outstanding. In addition, unexercised options under Coleman's stock option plans will be cashed out at a price per share equal to the difference between $27.50 and the exercise price of such options. The Company expects to issue approximately 6.7 million shares of common stock and expend approximately $87 million in cash to complete the Coleman acquisition. Although there can be no assurance, it is anticipated the Coleman merger will occur in the fourth quarter of 1999 or early in the first quarter of 2000. The acquisition of the remaining outstanding shares of Coleman common stock will be accounted for under the purchase method of accounting from the date of consummation of the Coleman merger.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

2. ACQUISITIONS - (CONTINUED)

         On October 21, 1998, the Company announced that it had entered into a Memorandum of Understanding to settle, class action claims made by minority shareholders of Coleman relating to the Coleman merger. Under the terms of the settlement, the Company will issue to the Coleman public shareholders, and plaintiff's counsel in this action, warrants to purchase up to 4.98 million shares of the Company's common stock at a cash exercise price of $7.00 per share, subject to certain anti-dilution provisions. These warrants would generally have the same terms as the warrants issued to a subsidiary of M&F and will be issued when the Coleman merger is consummated. Issuance of these warrants will be accounted for as additional purchase consideration. As a consequence of entering into the Memorandum of Understanding and agreeing to issue additional consideration in the form of warrants to purchase Sunbeam common stock, a new measurement date was established for the remaining equity interest in Coleman. The total consideration to be paid (cash, Sunbeam common stock and Sunbeam warrants) to the Coleman shareholders will therefore be measured as of October 21, 1998.

         On April 6, 1998, the Company completed the acquisitions of First Alert, valued at approximately $182 million (including $133 million of cash and $49 million of assumed debt) and Signature Brands valued at approximately $255 million (reflecting cash paid, including the required retirement of defeasance of debt).

         As of the date of the acquisition of Coleman, management of the Company determined approximately 117 employees of Coleman would need to be involuntarily terminated in order to eliminate duplicate activities and functions and fully integrate Coleman into Sunbeam's operations. The Company recognized a liability of approximately $8 million representing severance and benefit costs related to 117 employees pursuant to the termination plan. This liability was included in the allocation of purchase price. As of September 30, 1999, 113 employees were terminated and paid benefits of approximately $7 million. The four remaining employees are expected to be terminated by March 31, 2000. Remaining termination costs are expected to be paid by December 31, 2000 and no additional charges are anticipated in future periods related to this issue.

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

                                                              NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1998
                                                              ------------------
Net sales...................................................    $    1,584.0
Loss before extraordinary charge............................          (498.1)
Basic and diluted loss per share from continuing operations
  before extraordinary charge...............................           (4.78)

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

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

3. DEBT - (CONTINUED)

         The Debentures are exchangeable for shares of the Company's common stock at an initial conversion rate of 6.575 shares for each $1,000 principal amount at maturity of the Debentures, subject to adjustment upon occurrence of specified events. The Debentures are subordinated in right of payment to all existing and future senior indebtedness of the Company. The Debentures are not redeemable by the Company prior to March 25, 2003. On or after such date, the Debentures are redeemable for cash with at least 30 days notice, at the option of the Company. The Company is required to purchase Debentures at the option of the holder as of March 25, 2003, March 25, 2008 and March 25, 2013, at purchase prices equal to the issue price plus accrued original discount to such dates. The Company may, at its option, elect to pay any such purchase price in cash or common stock, or any combination thereof. However, the New Credit Facility prohibits the Company from redeeming or repurchasing Debentures for cash. The Company was required to file a registration statement with the SEC to register the Debentures by June 23, 1998. This registration statement was filed on February 4, 1999 and, as amended, was declared effective on November 8, 1999. The Company's failure to file the registration statement by June 23, 1998 did not constitute default under the terms of the Debentures. From June 23, 1998 until the registration statement was declared effective, the Company was required to pay to the Debenture holders cash liquidated damages accruing, for each day during such period, at a rate per annum equal to 0.25% during the first 90 days and 0.50% thereafter multiplied by the total of the issue price of the Debentures plus the original issue discount thereon on such day. The Company has made total payments for liquidated damages since June 23, 1998 of $4.5 million, of which $1.5 million related to damages for the period through December 31, 1998. A final payment of approximately $0.5 million, representing liquidated damages from September 26, 1999 until the registration statement was declared effective, will be payable on March 25, 2000.

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

         On April 10, 1999, among other things, the lenders extended all of the waivers set forth in the October 19, 1998 agreement through April 15, 1999. On April 15, 1999, the Company and its lenders entered into a comprehensive amendment to the New Credit Facility that, among other things, extended all of the waivers under the April 10, 1999 agreement until April 10, 2000 and waived until such date all defaults arising from any failure by the Company to satisfy the specified financial ratios for any fiscal quarter end occurring during 1999 and for March 31, 2000. The Company intends to negotiate with its lenders an amendment to the New Credit Facility, or to negotiate further waiver of such covenants and other terms beyond April 10, 2000, or to refinance the New Credit Facility. There can be no assurance that an amendment, further waiver of existing covenants and other terms, or refinancing will be entered into by April 10, 2000. The failure to obtain such an amendment, further waiver or debt refinancing would likely result in violation of the existing covenants and compliance with other terms, which would permit the bank lenders to accelerate the maturity of all outstanding borrowings under the New Credit Facility and could otherwise have a material adverse effect on the Company. Accordingly, debt related to the New Credit Facility and all debt containing cross-default provisions is classified as current in the September 30, 1999 Condensed Consolidated Balance Sheet.

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

         The New Credit Facility provides for aggregate borrowings of up to $1.7 billion through: (i) a revolving credit facility in an aggregate principal amount of up to $400.0 million maturing March 30, 2005, ($52.5 million of which may only be used to complete the Coleman merger); (ii) up to $800.0 million in term loans maturing on March 30, 2005, (of which $35.0 million may only be used to complete the Coleman merger); and (iii) a $500.0 million term loan maturing September 30, 2006, (of which $5.0 million has already been repaid through September 30, 1999). As of September 30, 1999, approximately $1.5 billion was outstanding and approximately $0.2 billion was available for borrowing under the New Credit Facility.

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

         In addition to the above described ratios and tests, the New Credit Facility contains covenants customary for credit facilities of a similar nature, including limitations on the ability of the Company and its subsidiaries, including Coleman, to, among other things, (i) declare dividends or repurchase stock, (ii) prepay, redeem or repurchase debt, incur liens and engage in sale-leaseback transactions, (iii) make loans and investments, (iv) incur additional debt, including revolving loans under the New Credit Facility, (v) amend or otherwise alter material agreements or enter into restrictive agreements, (vi) make capital and year 2000 compliance expenditures, (vii) engage in mergers, acquisitions and asset sales, (viii) engage in certain transactions with affiliates, (ix) settle certain litigation, (x) alter its cash management system and (xi) alter the businesses they conduct. The Company is also required to comply with specified financial covenants and ratios. The New Credit Facility provides for events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenant, cross-defaults, bankruptcy, material adverse change arising from compliance with ERISA, material adverse judgments, entering into guarantees and change of ownership and control. It is also an event of default under the New Credit Facility, as amended November 16, 1999, if the Company's registration statement in connection with the Coleman merger is not declared effective by the SEC on or before January 10, 2000, or if the merger

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

3. DEBT - (CONTINUED)

does not occur within 25 business days of the effectiveness of the registration statement or if the cash consideration (including any payments on account of the exercise of any appraisal rights, but excluding related legal, accounting and other customary fees and expenses) to consummate the Coleman merger exceeds $87.5 million. Although there can be no assurance, the Company anticipates that it will satisfy these conditions. Furthermore, the New Credit Facility requires the Company to prepay term loans on December 31, 1999 to the extent that cash on hand in the Company's concentration accounts plus the aggregate amount of unused revolving loan commitments on this date exceeds $125 million, but the Company is not required to prepay more than $69.3 million as a result of the provision. Unless waived by the bank lenders, the failure to satisfy any of the financial ratios and tests contained in the New Credit Facility or the occurrence of any other event of default under the New Credit Facility would entitle the bank lenders to (a) receive a 2.00% increase in the interest rate applicable to outstanding loans and increase the trade letter of credit fees to 1.00% and (b) accelerate the maturity of the outstanding borrowings under the New Credit Facility and exercise all or any of their other rights and remedies. Any such acceleration or other exercise rights and remedies would likely have a material adverse effect on the Company. The New Credit Facility also includes provisions for the deferral of the September 30, 1999 and the March 31, 2000 scheduled term loan payments of $69.3 million each until April 10, 2000 as a result of the satisfaction by the Company of the agreed upon conditions to the deferral.

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

         In connection with the acquisition of Signature Brands, the Company was required to defease $70.0 million of acquired debt. Cash was placed with a trustee to provide for the defeasance, including the related prepayment penalty. This cash was used to purchase Treasury Notes. Accordingly, $74.4 million of restricted investments held by the trustee for the August 1999 liquidation of this acquired debt are reflected as an asset at December 31, 1998. The prepayment penalty is reflected as part of the acquisition price of Signature Brands. This debt was redeemed in August, 1999 utilizing the proceeds from investments restricted for this purpose.

4. ACCOUNTS RECEIVABLE SECURITIZATION

         The Company has entered into a receivables securitization program that expires in March 2000. The Company has received $228.4 million and $130.6 million in the first nine months of each 1999 and 1998, respectively, for the sale of trade accounts receivable. Trade accounts receivable at September 30, 1999 and 1998 reflect a reduction of $36.9 million and $10.5 million, respectively, for receivables sold under this program. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $1.7 million and $1.9 million in the first nine months of 1999 and 1998, respectively, and have been classified as interest expense in the accompanying Condensed Consolidated Statements of Operations. The Company, through a wholly-owned subsidiary, retains collection and administrative responsibilities for the purchased receivables. This agreement contains cross-default provisions that provide the purchaser of the receivables an option to cease purchasing receivables from the Company if the Company is in default under the New Credit Facility.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

5. COMPREHENSIVE LOSS

         The components of the Company's comprehensive loss are as follows (in thousands):

                                                         NINE MONTHS ENDED
                                                   -----------------------------
                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                       1999            1998
                                                   -------------   -------------
Net loss.......................................    $  (155,039)      (587,070)
Foreign currency translation adjustment,
    net of taxes...............................        (10,150)           154
Change in minimum pension liability............              --          (266)
                                                   ------------    -----------
Comprehensive loss.............................    $  (165,189)    $ (587,182)
                                                   ============    ===========

         As of September 30, 1999 and December 31, 1998, "Accumulated other comprehensive loss," as reflected in the Condensed Consolidated Balance Sheets is comprised of the following:

                                                               CURRENCY            MINIMUM
                                                              TRANSLATION          PENSION
                                                              ADJUSTMENTS         LIABILITY          TOTAL
                                                             ------------        -----------      -----------
    Balance at September 30, 1999.......................     $    (22,172)       $   (42,008)     $   (64,180)
    Balance at December 31, 1998........................          (12,022)           (42,008)         (54,030)

         The accumulated other comprehensive loss associated with the minimum pension liability is net of deferred taxes of approximately $5 million as of September 30, 1999 and December 31, 1998.

6. SUPPLEMENTARY FINANCIAL STATEMENT DATA

         Supplementary Balance Sheet data at the end of each period is as follows (in thousands):

                                               SEPTEMBER 30,     DECEMBER 31,
                                                   1999              1998
                                               -------------     ------------
Receivables:
  Trade.................................        $  475,595        $  407,452
  Sundry................................            10,090             7,347
                                                ----------        ----------
                                                   485,685           414,799
  Valuation allowance...................           (42,462)          (53,025)
                                                ----------        ----------
                                                $  443,223        $  361,774
                                                ==========        ==========
Inventories:
  Finished goods........................        $  353,561        $  370,622
  Work in process.......................            46,191            39,143
  Raw materials and supplies............           108,069           109,424
                                                ----------        ----------
                                                $  507,821        $  519,189
                                                ==========        ==========

         Supplementary Statements of Cash Flows data is as follows (in thousands):

                                                        NINE MONTHS ENDED
                                                 -------------------------------
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                      1999             1998
                                                 --------------    -------------
Cash paid (received) during the period for:
          Interest...........................    $     125,642     $   37,796
                                                 =============     ==========
          Income taxes, net of refunds.......    $       2,145     $  (13,077)
                                                 =============     ==========

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

7. ASSET IMPAIRMENT AND OTHER CHARGES

         In the second quarter of 1998, decisions were made to outsource or discontinue a substantial number of products previously made by the Company (principally breadmakers, toasters and certain other appliances, air and water filtration products and the elimination of certain stock keeping units ("SKU's") within existing product lines, primarily relating to appliances, grills and grill accessories). As a result, certain facilities and equipment would either no longer be used or would be utilized in a significantly different manner. Accordingly, a charge of $29.6 million was recorded in Cost of Goods Sold to write certain of these assets down to their estimated fair market value. Approximately 80% of this charge related to machinery, equipment and tooling at the Company's Mexico City, Mexico and Hattiesburg, Mississippi manufacturing plants, the estimated fair value for which was derived through an auction process. The remainder of this charge related to tooling and equipment at various other facilities, which either had a nominal value or the fair market value of which was derived through an auction process. These assets were taken out of service at the time of the write-down and consequently were not depreciated further after the write-down. The net carrying value of these assets after the write-down approximated $2.2 million and these assets are expected to be substantially disposed of by December 31, 1999. Depreciation expense associated with these assets approximated $2.6 million in the first half of 1998.

         Personnel at the Mexico City facility were notified in the second quarter of 1998 that the plant was scheduled for closure at year-end 1998, accordingly, at that time, a liability of $1.8 million was recorded in Cost of Goods Sold primarily for employee severance. The employee severance related to approximately 1,200 positions of which 100 employees, representing a $0.4 million severance obligation remained to be terminated at December 31, 1998. Substantially all of these remaining positions had been eliminated and the severance payments had been made by June 30, 1999. Subsequent to the decisions made in conjunction with the acquisitions, management decided to discontinue certain SKU's within product lines (principally generators, compressors and propane cylinders). As a result, in the third quarter of 1998, the Company recorded as Cost of Goods Sold, an additional provision for impairment of fixed assets of $3.1 million in an acquired entity, relating to assets taken out of service for which there was no remaining value. These fixed assets were taken out of service at the time of the write-down and consequently were not depreciated further after the write-down. Depreciation expense associated with these assets approximated $0.8 million in 1998.

         During 1997 and the first half of 1998, the Company built inventories in anticipation of 1998 sales volumes which did not materialize. As a result, it has been and will continue to be necessary to dispose of some portions of excess inventories at amounts less than cost. Accordingly, during 1998, when the facts and circumstances were known that such sales volume would not materialize, the Company recorded $48.6 million in charges (of which $46.4 million and $2.2 million were recorded in the second and third quarters, respectively) to properly state this inventory at the lower-of-cost-or-market. This inventory primarily related to certain appliances, grills and grill accessories.

         The Company also recorded a charge during the second quarter of 1998 of $11.0 million for excess inventories for raw material and work in process that will not be used due to outsourcing the production of breadmakers, toasters, and certain other appliances. In addition, during the second quarter of 1998, the Company made the decision to exit certain product lines, primarily air and water filtration products and eliminate certain SKU's within existing product lines, primarily relating to appliances, grills and grill accessories. As a result of this decision, a $26.6 million charge was recorded during the second quarter to properly state this inventory at the lower-of-cost-or market. Total charges for excess inventory recorded at the lower-of-cost-or-market, based upon management's best estimate of net realizable value, amounted to $86.2 million through September 30, 1998.

         In the fourth quarter of 1998, in connection with management's decision to outsource the production of certain appliances (principally irons) the Company recorded $0.4 million of severance costs related to the elimination of approximately 45 production positions. During the nine months ended September 30, 1999, 8 positions were eliminated and $0.1 million of the severance was paid. The remaining positions are expected to be eliminated by December 31, 1999.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

7. ASSET IMPAIRMENT AND OTHER CHARGES - (CONTINUED)

         At December 31, 1998, the Company had $1.7 million of restructuring accruals relating to its 1996 restructuring plan. This $1.7 million was comprised of $1.2 million relating to lease payments and termination fees and $0.5 million relating to discontinued operations. During the nine months ended September 30, 1999, the Company expended $0.2 million for lease payments and termination fees and $0.4 million relating to discontinued operations, respectively. It is anticipated that the remaining restructuring accrual of $1.1 million ($1.0 million relating to lease payments and termination fees and $0.1 million to discontinued operations) will be paid through 2006.

8. SHAREHOLDERS' EQUITY

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

         On June 15, 1998, the Company's Board of Directors announced the removal of the then Chairman and Chief Executive Officer and subsequently announced the removal or resignation of other senior officers, including the Company's then Chief Financial Officer. The Company and certain of its former officers are in litigation as to the Company's obligations to these individuals under prior agreements and arising from their termination. (See Note 10).

PURCHASE OF COLEMAN PREFERRED STOCK

         On July 12, 1999, the Company acquired 3,000,000 shares of a newly created series of Coleman voting preferred stock for an aggregate purchase price of approximately $31 million. These shares, together with the shares of Coleman common stock the Company owns, enable Sunbeam to exercise 80.01% of the total voting power of Coleman's outstanding capital stock as of July 12, 1999. This class of preferred stock was created by Coleman and acquired by the Company in order to enable Coleman and the Company to file consolidated federal income tax returns, and in certain jurisdictions, consolidated state income tax returns, prior to the consummation of the Coleman merger. The issue price per share of the voting preferred stock was equal to 110% of the average closing price per share of common stock of Coleman over the five trading days prior to the date of issuance of the voting preferred stock. Except for as required by law, the holders of the voting preferred stock vote as a single class with the holders of the Coleman common stock on all matters submitted to a vote of the holders of Coleman common stock, with each share of voting preferred stock and each share of Coleman common stock having one vote. The voting preferred stock has an annual dividend equal to 7% of $10.35, the issue price per share of the voting preferred stock, which accrues but will not be paid in cash unless a liquidation of Coleman occurs or certain transactions are consummated as described below. In addition, the voting preferred stock will participate ratably with the Coleman common stock in all other dividends and distributions (other than liquidating distributions) made by Coleman to the holders of its common stock. The voting preferred stock will participate with the Coleman common stock in any merger, consolidation, or any other transaction (other than a merger of a wholly owned subsidiary of the Company with Coleman, including the Coleman merger) and will receive on a per share basis the same type and amount of consideration as the Coleman common stock. On liquidations of Coleman: (1) the holders of the voting preferred stock would receive a preferential distribution equal to $10.35 per share, plus accrued and unpaid dividends, (2) next, the holders of the Coleman common stock would receive an amount equal to $10.35 per share of Coleman common stock and (3) any assets remaining after such distributions would be shared by the holders of voting preferred stock and the Coleman common stock on a share

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

8. SHAREHOLDERS' EQUITY - (CONTINUED)

PURCHASE OF COLEMAN PREFERRED STOCK - (Continued)

for share basis. In connection with the issuance of the shares of preferred stock, Coleman entered into a tax sharing agreement with the Company pursuant to which Coleman will pay to Sunbeam amounts equal to the federal and state income taxes that would have been payable by Coleman had Coleman not been included in the consolidated income tax return of the Company. The terms of the voting preferred stock, their issue price and the terms of the tax sharing agreement were approved on Coleman's behalf by Coleman's then sole independent director. The net proceeds from the issuance of the shares by Coleman of its voting preferred stock to the Company were used by Coleman to make a partial repayment of loans outstanding from Sunbeam under the Intercompany Note.

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

                                                                   OUTDOOR
                                                  HOUSEHOLD        LEISURE     INTERNATIONAL     CORPORATE        TOTAL
                                                ------------    ------------   -------------   ------------   -------------
NINE MONTHS ENDED SEPTEMBER 30, 1999
    Net sales to unaffiliated customers......   $    555,207    $    774,698    $    444,305   $     12,218   $   1,786,428
    Intersegment net sales...................         57,070         126,681           6,896             --         190,647
    Segment earnings (loss)..................         22,363          71,877          41,021        (93,872)         41,389
    Segment depreciation expense.............         19,436          27,654           4,034          4,392          55,516

NINE MONTHS ENDED SEPTEMBER 30, 1998
    Net sales to unaffiliated customers......   $    454,974    $    524,409    $    328,628   $     14,118   $   1,322,129
    Intersegment net sales...................         50,103          76,538          53,143             --         179,784
    Segment (loss) earnings..................        (29,608)        (41,520)         11,541        (78,425)       (138,012)
    Segment depreciation expense.............         19,778          18,260           3,812          3,087          44,937

SEGMENT ASSETS
    September 30, 1999.......................   $    787,956    $  1,771,883    $    403,609   $    354,526   $   3,317,974
    December 31, 1998........................        864,745       1,782,994         413,755        344,023       3,405,517


                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

9. SEGMENT, CUSTOMER AND GEOGRAPHIC DATA - (CONTINUED)

Reconciliation of selected segment information to Sunbeam's consolidated totals:

                                                                NINE MONTHS ENDED
                                                     ---------------------------------------
                                                     SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                                     ------------------   ------------------
Net sales:
Net sales for reportable segments....................    $ 1,977,075          $ 1,501,916
Elimination of intersegment net sales................       (190,647)            (179,787)
                                                         -----------          -----------
   Consolidated net sales............................    $ 1,786,428          $ 1,322,129
                                                         ===========          ===========

Segment earnings (loss):
Total earnings (loss) for reportable segments........    $    41,389          $  (138,012)
Unallocated amounts:
   Interest expense..................................       (136,631)             (88,476)
   Other income, net.................................          4,619                4,065
   Amortization of intangible assets.................        (38,401)             (25,186)
   Former employees deferred
       compensation (Note 8) and severance...........             --              (34,410)
   Provision for inventory (Note 7)..................             --              (86,167)
   Asset impairment (Note 7).........................             --              (32,642)
   Issuance of warrants (Note 2).....................             --              (70,000)
   Office relocation expense.........................             --               (4,011)
   Other charges.....................................             --               (1,248)
                                                         -----------          ------------
                                                            (170,413)            (338,075)
                                                         -----------          ------------
   Consolidated loss before income taxes,
      minority interest and extraordinary charge.....    $  (129,024)         $  (476,087)
                                                         ============         ============

10. COMMITMENTS AND CONTINGENCIES

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

         On June 16, 1998, the court entered an order consolidating all these suits and all similar class actions subsequently filed (collectively, the "Consolidated Federal Actions") and providing time periods for the filing of a consolidated amended complaint and defendants' response thereto. On June 22, 1998, two groups of plaintiffs made motions to be appointed lead plaintiffs and to have their selection of counsel approved as lead counsel. On July 20, 1998, the court entered an order appointing lead plaintiffs and lead counsel. This order also stated that it shall apply to all subsequently filed actions that are consolidated with the other actions. On August 28, 1998, plaintiffs in one of the subsequently filed actions filed an objection to having their action consolidated pursuant to the June 16, 1998 order, arguing that the class period in their action differs from the class periods in the originally filed consolidated actions. On December 9, 1998, the court entered an order overruling plaintiffs' objections and affirming its prior order appointing lead plaintiffs and lead counsel.

         On January 6, 1999, plaintiffs filed a consolidated amended class action complaint against the Company, some of its present and former directors and former officers, and Arthur Andersen. The consolidated amended class action complaint alleges that, in violation of section 10(b) of the Exchange Act and SEC Rule 10b-5, defendants made material misrepresentations and omissions regarding the Company's business operations, future prospects and anticipated earnings per share, in an effort to artificially inflate the price of the Company's common stock and call options, and that, in violation of section 20(a) of the Exchange Act, the individual defendants exercised influence and control over the Company, causing the Company to make material misrepresentations and omissions. The consolidated amended complaint seeks an unspecified award of money damages. On February 5, 1999, plaintiffs moved for an order certifying a class consisting of

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

10. COMMITMENTS AND CONTINGENCIES - (Continued)

LITIGATION - (Continued)

all persons and entities who purchased the Company's common stock or who purchased call options or sold put options with respect to the Company's common stock during the period April 23, 1997 through June 30, 1998, excluding the defendants, their affiliates, and employees of the Company. Defendants' response to the motion for class certification was filed on May 6, 1999. On March 8, 1999, all defendants who had been served with the consolidated amended class action complaint moved to dismiss it. Under the Private Securities Litigation Reform Act of 1995, all discovery in the consolidated action is stayed pending resolution of the motions to dismiss.

         On April 7, 1998, a purported derivative action was filed in the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against the Company and some of its present and former directors and former officers. The action alleged that the individual defendants breached their fiduciary duties and wasted corporate assets when the Company granted stock options on or about February 2, 1998 at an exercise price of $36.85 to three of its officers and directors who were subsequently terminated by the Company. On June 25, 1998, all defendants filed a motion to dismiss the complaint for failure to make a pre-suit demand on the Company's board of directors. On October 22, 1998, the plaintiff amended the complaint against all but one of the defendants named in the original complaint. On February 19, 1999, plaintiffs filed a second amended derivative complaint nominally on behalf of the Company against some of its present and former directors and former officers and Arthur Andersen. The second amended complaint alleges, among other things, that Messrs. Dunlap and Kersh, the Company's former Chairman and Chief Executive Officer and former Chief Financial Officer, respectively, caused the Company to employ fraudulent accounting procedures in order to enable them to secure new employment contracts, and seeks a declaration that the individual defendants have violated fiduciary duties, an injunction against the payment of compensation to Messrs. Dunlap and Kersh or the imposition of a constructive trust on such payments, and unspecified money damages. The defendants have each moved to dismiss the second amended complaint in whole or in part.

         On June 25, 1998, four purported class actions were filed in the Court of Chancery of the State of Delaware in New Castle County by minority shareholders of Coleman against Coleman, the Company and certain of the Company's and Coleman's present and former officers and directors. An additional class action was filed on August 10, 1998 against the same parties. The complaints in these class actions allege, in essence, that the existing exchange ratio for the proposed Coleman merger is no longer fair to Coleman minority shareholders as a result of the decline in the market value of the Company's common stock. On October 21, 1998, the Company announced that it had entered into a memorandum of understanding to settle, subject to court approval, the class actions. The court approved the settlement on November 12, 1999. Under the terms of the settlement, the Company will issue to Coleman minority shareholders and plaintiffs' counsel in this action warrants to purchase up to approximately
4.98 million shares of the Company's common stock at $7 per share, subject to anti-dilution adjustments. Coleman minority shareholders who elect an appraisal under Delaware law will not receive warrants. These warrants will generally have the same terms as the warrant issued to the MacAndrews & Forbes subsidiary and will be issued when the Coleman merger is consummated, which is now expected to occur in the fourth quarter of 1999 or early in the first quarter of 2000. Issuance of these warrants will be accounted for as additional purchase consideration.

         During the months of August and October 1998, purported class action and derivative lawsuits were filed in the Court of Chancery of the State of Delaware in New Castle County and in the U.S. District Court for the Southern District of Florida by shareholders of the Company against the Company, MacAndrews & Forbes and some of the Company's present and former directors. These complaints allege that the defendants breached their fiduciary duties when the Company entered into a settlement agreement with the MacAndrews & Forbes subsidiary that sold the Company a controlling interest in Coleman. In the settlement agreement the MacAndrews & Forbes subsidiary released the Company from threatened claims arising out of the Company's acquisition of its interest in Coleman, and MacAndrews & Forbes agreed to provide management support to the Company. Under the settlement agreement, the MacAndrews & Forbes subsidiary was granted a warrant expiring August 24, 2003 to purchase up to an additional 23 million shares of the Company's common stock at an exercise price of $7 per share, subject to anti-dilution provisions. The plaintiffs have requested an injunction against the issuance of stock to MacAndrews & Forbes upon the exercise of its warrant and unspecified money damages. These complaints also allege that the rights of the minority shareholders have been compromised, as the settlement would normally require shareholder approval under the rules and regulations of the NYSE. The audit committee of the Company's

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

10. COMMITMENTS AND CONTINGENCIES - (Continued)

LITIGATION - (Continued)

board of directors determined that obtaining such shareholder approval would have seriously jeopardized the financial viability of the Company which is an allowable exception to the NYSE shareholder approval requirements. By order of the Delaware Court of Chancery dated January 7, 1999, the derivative actions filed in that court were consolidated, and the Company and the other defendants have moved to dismiss these actions. The action filed in the U.S. District Court for the Southern District of Florida has been dismissed.

         On September 16, 1998, an action was filed in the 56th Judicial District Court of Galveston County, Texas alleging various claims in violation of the Texas Securities Act and Texas Business and Commercial Code as well as common law fraud as a result of the Company's alleged misstatements and omissions regarding the Company's financial condition and prospects during a period beginning May 1, 1998 and ending June 16, 1998, in which the U.S. National Bank of Galveston, Kempner Capital Management, Inc. and Legacy Trust Company engaged in transactions in the Company's common stock on their own behalf and on behalf of their respective clients. The Company is the only named defendant in this action. The complaint requests recovery of compensatory damages, punitive damages and expenses in an unspecified amount. This action was removed to the U.S. District Court for the Southern District of Texas and subsequently transferred to the Southern District of Florida and consolidated with the Consolidated Federal Actions. Plaintiffs in this action have objected to the consolidation and have sought reconsideration by the Southern District of Florida of the order of the Southern District of Texas denying plaintiffs' motion to remand the case to state court and transferring it to Florida. A similar suit was brought by the same group of plaintiffs in the above action against Arthur Andersen. In that action, the plaintiffs allege that Arthur Andersen violated the Texas Securities Act, committed statutory and common law fraud and was negligent in its audits of the Company's 1996 and 1997 financial statements. On September 29, 1999, Arthur Andersen filed a motion for leave to join the Company and certain of its former officers as responsible third parties and contribution defendants. Their motion was denied.

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

         The Company has been named as a defendant in an action filed in the District Court of Tarrant County, Texas, 48th Judicial District, on November 20, 1998. The Company was served in this action through the Secretary of State of Texas on January 15, 1999. The plaintiffs in this action are purchasers of the Debentures. The plaintiffs allege that the Company violated the Texas Securities Act and the Texas Business & Commercial Code and committed state common law fraud by materially misstating the financial position of the Company in connection with the offering and sale of the Debentures. The complaint seeks rescission, as well as compensatory and exemplary damages in an unspecified amount. The Company specially appeared to assert an objection to the Texas court's exercise of personal jurisdiction over the Company, and a hearing on this objection took place on April 15, 1999. On April 23, 1999, the court entered an order granting the Company's special appearance and dismissing the case without prejudice. The plaintiffs moved for reconsideration of the court order, which motion the court denied on May 24, 1999. The plaintiffs have appealed to the Texas Court of Appeals the order dismissing the case and that appeal is pending.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

10. COMMITMENTS AND CONTINGENCIES - (Continued)

LITIGATION - (Continued)

         On April 12, 1999, a class action lawsuit was filed in the U.S. District Court for the Southern District of Florida. The lawsuit was filed on behalf of persons who purchased Debentures during the period of March 20, 1998 through June 30, 1998, inclusive, but after the initial offering of such Debentures. The complaint asserts that the Company made material omissions and misrepresentations that had the effect of inflating the market price of the Debentures. The complaint names as defendants the Company, its former auditor, Arthur Andersen, and two former Company officers, Messrs. Dunlap and Kersh. The plaintiff is an institution which allegedly acquired in excess of $150,000,000 face amount of the Debentures and now seeks unspecified money damages. The Company was served on April 16, 1999 in connection with this pending lawsuit. The Company has requested that this action be coordinated with the Consolidated Federal Actions.

         On February 9, 1999, Messrs. Dunlap and Kersh filed with the American Arbitration Association demands for arbitration of claims under their respective employment agreements with the Company. Messrs. Dunlap and Kersh are requesting a finding by the arbitrators that the Company terminated their employment without cause and that they should be awarded certain benefits based upon their respective employment agreements. On March 12, 1999, the Company asked the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida to issue an injunction prohibiting Messrs. Dunlap and Kersh from pursuing their arbitration proceedings against the Company on the grounds, among others, that the simultaneous litigation of the action filed in that court on April 7, 1998, described above, and the arbitration proceedings would subject the Company to the threat of inconsistent adjudications with respect to certain rights to compensation asserted by Messrs. Dunlap and Kersh and would cause irreparable harm to the Company and its shareholders. On March 19, 1999, the plaintiff in the April 7, 1998 action discussed above moved for an injunction on similar grounds. On May 11, 1999, the court denied the motions for a preliminary injunction filed by the Company and the plaintiff. The Company has answered the arbitration demands of Messrs. Dunlap and Kersh and has filed counterclaims seeking, among other things, the return of all consideration paid, or to be paid, under the February 1998 Employment Agreements between the Company and Messrs. Dunlap and Kersh. An answer was filed by Messrs. Dunlap and Kersh generally denying the Company's counterclaims. Discovery is pending.

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

         On September 13, 1999, an action naming the Company and Arthur Andersen as defendants was filed in the Circuit Court for Montgomery County, Alabama. The plaintiffs in this action are purchasers of the Company's common stock during the period March 19, 1998 through May 6, 1998. The plaintiffs allege, among other things, that the defendants violated the Alabama Security Laws and SEC Rule 10b-5. The plaintiffs seek compensatory and punitive damages in an unspecified amount. The Company has removed this case to the U.S. District Court for the District of Alabama. In addition, Arthur Andersen has filed a cross claim against the Company for contribution and indemnity. The Company has filed a motion with the Judicial Panel on Multidistrict Litigation to consolidate this action with the Consolidated Federal Actions.

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

LITIGATION - (Continued)

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

         On July 2, 1998, the American Alliance Insurance Company filed suit against the Company in the U.S. District Court for the Southern District of New York requesting a declaratory judgment of the court that the directors' and officers' liability insurance policy for excess coverage issued by American Alliance was invalid and/or had been properly canceled by American Alliance. American Alliance has filed a motion for summary judgment on the ground that coverage was never bound. The Company has opposed that motion. As a result of a motion made by the Company, this case has been transferred to the U.S. District Court for the Southern District of Florida for coordination and consolidation of pre-trial proceedings with the various actions pending in that court. On October 20, 1998, an action was filed by Federal Insurance Company in the U.S. District Court for the Middle District of Florida requesting the same relief as that requested by American in the previously filed action as to additional coverage levels under the Company's directors' and officers' liability insurance policy. This action has been transferred to the U.S. District Court for the Southern District of Florida and is currently in discovery. The Company is seeking a stay of discovery to coordinate discovery in this action with any discovery that may occur in the Consolidated Federal Actions. Plaintiff has moved to compel production of various documents. On December 22, 1998, an action was filed by Executive Risk Indemnity, Inc. in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida requesting the same relief as that requested by American and Federal in their previously filed actions as to additional coverage levels under the Company's directors' and officers' liability insurance policy. On April 15, 1999, the Company filed an action in the U.S. District Court for the Southern District of Florida against National Union Fire Insurance Company of Pittsburgh, PA, Gulf Insurance Company and St. Paul Mercury Insurance Company requesting, among other things, a declaratory judgment that National Union is not entitled to rescind its directors' and officers' liability insurance policies to the Company and a declaratory judgment that the Company is entitled to coverage from these insurance companies for the various lawsuits described herein under directors' and officers' liability insurance policies issued by each of the defendants. In response to the Company's complaint, defendants St. Paul and Gulf have answered and asserted counterclaims seeking rescission and declaratory relief that no coverage is available to the Company. The Company has denied the allegations of Gulf's and St. Paul's counterclaims. Defendant National Union has filed a motion to dismiss or stay the claims filed by the Company against National Union on the basis, among others, that the Company must submit the dispute to arbitration or mediation. The Company has filed a response opposing that motion. The Company intends to pursue recovery from all of its insurers if damages are awarded against the Company or its indemnified officers and/or directors under any of the foregoing actions and to recover attorneys' fees covered under those policies. The Company's failure to obtain such insurance recoveries following an adverse judgment in any of the actions described above could have a material adverse effect on the Company's financial position, results of operations and cash flows.

         By letter dated June 17, 1998, the staff of the Division of Enforcement of the SEC advised the Company that it was conducting an informal inquiry into the Company's accounting policies and procedures and requested that the Company produce certain documents. On July 2, 1998, the SEC issued a Formal Order of Private Investigation, designating SEC officers to take testimony and pursuant to which a subpoena was served on the Company requiring the production of certain documents. On November 4, 1998, another SEC subpoena requiring the production of additional documents was received by the Company. The Company has provided numerous documents to the SEC staff and continues to cooperate with the SEC staff. The Company has, however, declined to provide the SEC with material that the Company believes is subject to the attorney-client privilege and the work product immunity.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

10. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

LITIGATION - (Continued)

         The SEC has not commenced any civil or administrative proceedings as a result of its investigation, and the Company cannot predict at this time whether the SEC will seek to impose any monetary or other penalties against the Company. Under these circumstances, the Company cannot estimate the duration of the investigation or its outcome.

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

         Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees for defending such actions. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs and other significant factors which vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. As of September 30, 1999, the Company had established accruals for litigation matters of $22.6 million (representing $11.3 million and $11.3 million for estimated damages or settlement amounts and legal fees, respectively.) As of December 31, 1998 the Company had established accruals for litigation matters of $31.2 million (representing $17.5 million and $13.7 million for estimated damages or settlement amounts and legal fees, respectively). It is anticipated that the $22.6 million accrual will be paid as follows: $5.2 million in 1999, $14.9 million in 2000, and $2.5 million in 2001. The Company believes, based on information known to the Company on September 30, 1999, that anticipated probable costs of litigation matters existing as of September 30, 1999 have been adequately reserved, to the extent determinable.

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

         BRK Brands, Inc., a wholly owned subsidiary of the Company, was a defendant in the case Gordon v. BRK Brands, Inc., et al. in the Circuit Court for the City of St. Louis. In Gordon, the plaintiff alleged, among other things, that the plaintiff's smoke detector (which had been manufactured by a predecessor of BRK Brands) did not alarm quickly enough. In July 1999, the jury in the Gordon case awarded $20 million in compensatory damages and $30 million in punitive damages. This case has been settled and BRK's obligation under the settlement is to pay the balance of its self-insured retention.

         The Company is party to various personal injury and property damage lawsuits relating to its products and incidental to its business. Annually, the Company sets its product liability insurance program based on the Company's current and historical claims experience and the availability and cost of insurance. The Company's program for 1999 was comprised of a self-insurance retention of $3.5 million per occurrence, and was limited to $28.0 million in the aggregate.

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

PRODUCTS LIABILITY - (Continued)

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

         The Superfund Act, and related state environmental remediation laws, generally authorize governmental authorities to remediate a Superfund site and to assess the costs against the PRPs or to order the PRPs to remediate the site at their expense. Liability under the Superfund Act is joint and several and is imposed on a strict basis, without regard to degree of negligence or culpability. As a result, the Company recognizes its responsibility to determine whether other PRPs at a Superfund site are financially capable of paying their respective shares of the ultimate cost of remediation of the site. Whenever the Company has determined that a particular PRP is not financially responsible, it has assumed for purposes of establishing reserve amounts that such PRP will not pay its respective share of the costs of remediation. To minimize the Company's potential liability with respect to the Environmental Sites, the Company has actively participated in steering committees and other groups of PRPs established with respect to such sites. The Company currently is engaged in active remediation activities at 11 sites, six of which are among the Environmental Sites referred to above, and five of which have not been designated as Superfund sites under federal or state law. The remediation efforts in which the Company is involved include facility investigations, including soil and groundwater investigations, corrective measure studies, including feasibility studies, groundwater monitoring, extraction and treatment, soil sampling, excavation and treatment relating to environmental clean-ups. In certain instances, the Company has entered into agreements with governmental authorities to undertake additional investigatory activities and in other instances has agreed to implement appropriate remedial actions. The Company has also established reserve amounts for certain non-compliance matters including those involving air emissions.

         The Company has established reserves to cover the anticipated probable costs of investigation and remediation, based upon periodic reviews of all sites for which the Company has, or may have remediation responsibility. The Company accrues environmental investigation and remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated and the Company's responsibility is established. Generally, the timing of these accruals coincides with the earlier of formal commitment to an investigation plan, completion of a feasibility study or the Company's commitment to a formal plan of action. As of September 30, 1999 and December 31, 1998, the Company's environmental reserves were $23.3 million (representing $21.6 million for the estimated costs of facility investigations, corrective measure studies or known remedial measures, and $1.7 million for estimated legal costs) and $25.0 million, (representing $22.9 million for the estimated costs of facility investigations, corrective measure studies or known remedial measures, and $2.1 million for estimated legal costs) respectively. It is anticipated that the $23.3

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

10. COMMITMENTS AND CONTINGENCIES - (Continued)

ENVIRONMENTAL MATTERS - (Continued)

million accrual at September 30, 1999 will be paid as follows: $5.2 million in 1999, $3.9 million in 2000, $1.8 million in 2001, $2.0 million in 2002, $0.6 million in 2003 and $9.8 million, thereafter. The Company has accrued its best estimate of investigation and remediation costs based upon facts known to the Company at such dates and because of the inherent difficulties in estimating the ultimate amount of environmental costs, which are further described below, these estimates may materially change in the future as a result of the uncertainties described below. Estimated costs, which are based upon experience with similar sites and technical evaluations, are judgmental in nature and are recorded at undiscounted amounts without considering the impact of inflation and are adjusted periodically to reflect changes in applicable laws or regulations, changes in available technologies and receipt by the Company of new information. It is difficult to estimate the ultimate level of future environmental expenditures due to a number of uncertainties surrounding environmental liabilities. These uncertainties include the applicability of laws and regulations, changes in environmental remediation requirements, the enactment of additional regulations, uncertainties surrounding remediation procedures including the development of new technology, the identification of new sites for which the Company could be a PRP, information relating to the exact nature and extent of the contamination at each site and the extent of required cleanup efforts, the uncertainties with respect to the ultimate outcome of issues which may be actively contested and the varying costs of alternative remediation strategies. The Company continues to pursue the recovery of some environmental remediation costs from certain of its liability insurance carriers; however, such potential recoveries have not been offset against potential liabilities and have not been considered in determining the Company's environmental reserves.

         Due to uncertainty over remedial measures to be adopted at some sites, the possibility of changes in environmental laws and regulations and the fact that joint and several liability with the right of contribution is possible at federal and state Superfund sites, the Company's ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of September 30, 1999.

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

         The Company has not accrued for amounts in excess of the $4.2 million, as there are numerous uncertainties which may individually or in the aggregate impact the level of aggregate availability at September 30, 2000. These uncertainties include, but are not limited to: the ability to obtain an amendment or further waiver of existing covenants from the lenders under the New Credit Facility for the period beyond April 10, 2000; proceeds from the sales of assets or businesses, if any; changes in debt structure, including the effects of refinancing, if any; and cash flows generated or used by future operations. Given these uncertainties, the Company is currently not able to predict the probable level of aggregate availability at September 30, 2000. As events develop, the Company will periodically review the expected aggregate availability at September 30, 2000. If it becomes likely than an amount in excess of $4.2 million will be paid, the Company will recognize that change in estimate over the remaining period of the New Credit Facility Amendment.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

11. SUBSEQUENT EVENT

         On November 9, 1999, the Company announced a plan to divest Eastpak and certain non-essential assets. Net proceeds from these assets sales are estimated to be $200 million and will be primarily used to pay down debt.

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

         The Company expects to complete the Coleman merger during the fourth quarter of 1999 or early in the first quarter of 2000, although there can be no assurance that the merger will occur during that time. See the discussion below under the heading "Issuance of Warrants to M&F" for information regarding the settlement claims relating to the Coleman acquisition, the terms of which provide for the issuance at the time of the merger of warrants to purchase up to
4.98 million shares of Sunbeam's common stock at $7 per share.

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

NON-RECURRING CHARGES

         Consolidated operating results for 1999 and 1998 were impacted by a number of largely non-recurring charges. Operating income, adjusted for these items, is summarized in the following table and succeeding narrative.

                                                                                                                 COMBINED HISTORICAL
                                                        THREE MONTHS ENDED            NINE MONTHS ENDED                 RESULTS
                                                    ---------------------------- ----------------------------     NINE MONTHS ENDED
                                                    SEPTEMBER 30,  SEPTEMBER 30, SEPTEMBER 30,  SEPTEMBER 30,       SEPTEMBER 30,
                                                         1999           1998          1999           1998                1998
                                                    -------------  ------------- -------------  -------------    -------------------
(Amounts in millions)
Net sales - As reported.....................           $ 601.6        $ 496.0      $ 1,786.4     $ 1,322.1           $ 1,624.0

Gross margin - As reported..................             158.8           67.4          452.3          48.7               123.8
Non-recurring items:
    Provision for inventory.................                 -            2.2              -          86.2                86.2
    Asset impairment........................                 -            3.1              -          32.7                32.7
    Purchase accounting.....................                 -            7.6              -          28.1                28.1
                                                       -------        -------      ---------     ---------           ---------
      Adjusted gross margin.................             158.8           80.3          452.3         195.7               270.8

Selling, general and administrative
   expense ("SG&A") - As reported...........             154.5          228.4          449.3         440.4               541.3
Non-recurring items:
    Issuance of warrants to M&F.............                 -          (70.0)             -         (70.0)              (70.0)
    Former employees' deferred
       compensation/severance...............                 -           (3.8)             -         (34.4)              (34.4)
    Year 2000 and system initiatives
      expenses..............................              (5.2)          (2.1)         (18.7)         (2.1)               (2.1)
    Restatement related expenses............                 -          (10.8)             -         (10.8)              (10.8)
    Office relocation expense...............                 -           (4.0)             -          (4.0)               (4.0)
                                                       -------        -------      ---------     ---------           ---------
      Adjusted SG&A expense.................             149.3          137.7          430.6         319.1               420.0
                                                       -------        -------      ---------     ---------           ---------
Adjusted operating income (loss)............           $   9.5        $ (57.4)      $   21.7      $ (123.4)          $  (149.2)
                                                       =======        =======       ========      ========           =========

         The combined results from operations for the nine months ended September 30, 1998 include the combined historical results of Coleman, Signature Brands and First Alert from the beginning of 1998 to their respective acquisition dates. The combined historical results do not include pro forma purchase accounting adjustments including those relating to the amortization of the purchase price of these acquisitions. Certain amounts included in the historical results of the acquired companies have been reclassified to conform to the Company's presentation. Presentation of these combined results is made to enhance comparability between the periods presented and such amounts are not necessarily indicative of the combined results that would have occurred had these acquisitions been consummated at the beginning of 1998.

PROVISION FOR INVENTORY

         In the second and third quarters of 1998, the Company recorded charges totaling $86.2 million as a result of the following:

         o Inventories were built during 1997 and the first half of 1998 in anticipation of 1998 sales volumes which did not materialize. As a result, it has been and will continue to be necessary to dispose of some portions of excess inventories at amounts less than cost. Accordingly, during 1998, when the facts and circumstances were known that such sales volume would not materialize, the Company recorded $48.6 million in charges (of which $46.4 million and $2.2 million were recorded in the second and third quarters, respectively) to properly state this inventory at the lower-of-cost-or-market. This inventory primarily related to certain appliances, grills and grill accessories.

         o A charge of $11.0 million was recorded during the second quarter of 1998 for excess inventories for raw material and work in process that will not be used due to outsourcing the production of breadmakers, toasters, and some other appliances.

         o In the second quarter of 1998, the Company made the decision to exit certain product lines, primarily air and water filtration products and eliminate some stock keeping units ("SKU's") within existing product lines, primarily relating to appliances, grills and grill accessories. As a result of this decision, a $26.6 million charge was recorded during the second quarter of 1998 to properly state this inventory at the lower-of-cost-or market.

         These charges to record excess inventories at the lower-of-cost-or-market were based upon management's best estimate of net realizable value. (See Note 7 to the Condensed Consolidated Financial Statements.)

         In addition to the charge taken in 1998, the excess and obsolete inventory referenced above has impacted the Company's operating results in several ways, with two primary effects. First, gross margins have been impacted by sales, at below normal prices, of obsolete inventory into non-traditional channels and excess inventory into traditional channels. In addition, due to the high levels of excess inventory at the end of 1998, the Company's usage of its manufacturing facilities has been lower than normal, resulting in lower fixed cost absorption, which in turn, reduced gross margins in 1999.

ASSET IMPAIRMENT

         During 1998, management made decisions to outsource or discontinue a substantial number of products previously made by the Company (principally breadmakers, toasters and certain other appliances, air and water filtration products and the elimination of some SKU's within existing product lines, primarily relating to appliances, grills and grill accessories). As a result, some facilities and equipment held by the Company at such time are either no longer used or are utilized in a significantly different manner. Accordingly, a charge of $29.6 million was recorded in Cost of Goods Sold to write some of these assets down to their estimated fair market value. Subsequent to the decisions made in conjunction with the acquisitions, management decided to discontinue certain SKU's within product lines, principally generators, compressors and propane cylinders. As a result, in the third quarter of 1998, the Company recorded in Cost of Goods Sold an additional provision for impairment of fixed assets of $3.1 million in an acquired entity relating to assets taken out of service for which there was no remaining value. These assets are expected to be substantially disposed of by December 31, 1999. (See Note 7 to the Condensed Consolidated Financial Statements.)

PURCHASE ACCOUNTING

         The Company recorded the 1998 acquisitions using the purchase method of accounting. In accordance with this accounting method, inventory pertaining to the acquisitions was recorded at fair value. The fair value of the inventory exceeded the book value reflected on the balance sheets of the acquired companies as of the respective acquisition dates. The excess of the fair value of inventory over its pre-acquisition book value was recorded in cost of sales as the inventory was sold. The non-recurring impact of this purchase accounting adjustment was $20.5 million and $7.6 million in the second and third quarters of 1998, respectively.

ISSUANCE OF WARRANTS TO M&F

         On August 12, 1998, the Company announced that, following investigation and negotiation conducted by a Special Committee of the Board of Directors consisting of four outside directors not affiliated with M&F, the Company had entered into a settlement agreement with a subsidiary of M&F pursuant to which the Company was released from certain threatened claims of M&F and its subsidiaries arising from the Coleman acquisition and M&F agreed to provide certain management personnel and assistance to the Company in exchange for the issuance to the M&F subsidiary of a warrant expiring August 24, 2003 to purchase up to 23 million shares of the Company's common stock at a cash exercise price of $7.00 per share, subject to anti-dilution adjustments. The Company concluded that the agreement to issue this warrant did not result in a new measurement date for the purposes of determining the purchase price for Coleman and accounted for the issuance of this warrant in the third quarter of 1998 as a cost of settling a potential claim. Accordingly, a $70.0 million non-cash SG&A expense was recorded in the third quarter of 1998, based upon a valuation performed as of August 1998 using facts existing at that time. The valuation was conducted by an independent consultant engaged by the special committee of the board of directors.

FORMER EMPLOYEES' DEFERRED COMPENSATION/SEVERANCE

         On February 20, 1998, the Company entered into new three-year employment agreements with its then Chairman and Chief Executive Officer and two other senior officers of the Company. The new employment agreements provided for, among other items, the acceleration of vesting of restricted stock and the forfeiture of unvested restricted stock that had been granted under the executives' prior employment agreements, new restricted stock grants and options to purchase common shares. In addition, the new employment agreements provided for income tax gross-ups with respect to any tax assessed on the restricted stock grants and acceleration of vesting of restricted stock. Total compensation expense recognized in the first quarter of 1998 related to these items was approximately $31 million. The Company also recognized approximately $3.8 million of severance for former employees in the third quarter of 1998. (See Note 8 to the Condensed Consolidated Financial Statements.)

YEAR 2000 AND SYSTEMS INITIATIVES EXPENSES

         See "Year 2000 Readiness Disclosure" within this Item II - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

RESTATEMENT RELATED EXPENSES

         On June 30, 1998, the Company announced that the Audit Committee was initiating a review into the accuracy of the Company's prior financial statements. The Audit Committee's review was completed and, as a result of its findings, the Company was required to restate its previously issued consolidated financial statements for 1996 and 1997 and the first quarter of 1998. In connection with the restatement efforts, the Company incurred $10.8 million of costs in the third quarter of 1998 principally representing legal and accounting and auditing costs of $6.1 million and $4.7 million, respectively.

OFFICE RELOCATION EXPENSE

         In 1998, the Company made the decision to relocate the corporate headquarters and exit several existing building leases in connection with a plan to consolidate office space. Accordingly, a charge of $4.0 million was recorded in the third quarter primarily related to lease termination fees and cancellation penalties.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         Consolidated net sales for the three months ended September 30, 1999 and 1998 were $601.6 million and $496.0 million respectively, an increase of $105.6 million or approximately 21%. This increase was driven primarily by the Outdoor Leisure group where net sales increased $62.5 million to $221.1 million in the third quarter of 1999. This increase was predominately driven by strong retail replenishment demand of outdoor recreation products and Powermate/registered trademark/ generators (aggregating approximately $58 million). The increase in outdoor recreation products and Powermate/registered trademark/ generators is believed to be partially attributable to heightened consumer sensitivity to the need for emergency preparedness. This increased sensitivity is believed to be reflective of a combination of factors including weather conditions and Year 2000 considerations. Outdoor cooking product net sales increases in the 1999 period as compared to the third quarter of 1998 accounted for the balance of the sales increase. The increase in outdoor cooking product sales was largely the result of strong retail conditions. Household net sales increased $20.7 million to $239.9 million in 1999. After adjusting for the Company's estimate of the effect of reduced shipments in the year ago quarter to allow trade inventories to return to normal levels, which impacted all segments, but which was most significant for the Household segment. Household segment sales were essentially flat as compared to the third quarter in 1998. Within the Household segment, net sales of personal care and health products increased as a result of a strengthening retail environment largely offset by decreases in sales of appliances and timing of First Alert product sales. International net sales increased $25.3 million to $139.0 million. This increase in net sales was largely driven by improved net sales in Canada of approximately $12 million, resulting predominantly from strong retail demand for Powermate/registered trademark/. Net sales increases in Europe, Japan and Asia Pacific, resulting primarily from increased sales of outdoor recreation products and reduced levels of sales returns, account for the remainder of the increase in International net sales.

         Gross margin for the third quarter in 1999 was $158.8 million or $91.4 million higher than the comparable period in 1998. Excluding the effects of 1998 non-recurring items, as summarized above under "Non-Recurring Charges", gross margin was $80.3 million in the third quarter of 1998. As a percentage of net sales, gross margin improved to approximately 26% in the third quarter of 1999 as compared to the third quarter 1998 gross margin of approximately 14% and 1998 adjusted gross margin of approximately 16%. Three-quarters of the increase in gross margin dollars was generated through higher sales volumes, volume-related manufacturing fixed cost absorption improvements and improvements in manufacturing performance driven by the Outdoor Leisure group which contributed over 50% of the improvement in total gross margin dollars in the third quarter of 1999. Decreases in customer allowances, which are deductions from gross sales to arrive at net sales, along with improvements in the product sales mix accounted for the remainder of the improvement in gross margin in the third quarter.

         SG&A expense in the third quarter of 1999 was $154.5 million, representing a 32.4% decrease over the same period in the prior year. Excluding the effects of non-recurring items, as summarized above under "Non-Recurring Charges", SG&A expense for 1999 was approximately $12 million higher than the same period in 1998. The increase in SG&A expense was driven predominantly by higher net sales during the quarter and costs related to additional personnel, which together account for approximately $20 million. Approximately two-thirds of this increase is attributable to higher levels of selling and administrative costs primarily in the Outdoor Leisure and International segments driven by increased net sales. The remaining increase in SG&A expense is primarily related to additional personnel, largely as a result of the Company building staffing levels to support future growth, a process that commenced in the third quarter of 1998. In addition, SG&A expense in 1999 includes costs associated with certain redundant operations resulting from the Company's 1998 acquisitions which operations the Company is integrating, as well as the decision to bring in-house certain functions that had previously been outsourced. The Company is in the process of fully integrating certain of these functions and expects that when this process has been completed consolidated SG&A expense for these functions will be reduced. Partially offsetting these increases in SG&A expense are certain 1998 expenses which did not reoccur in 1999. These 1998 expenses include increases associated with restructuring reserve at Coleman (approximately $7 million) and higher bad debt expense (approximately $3 million).

         Consolidated operating results for the third quarters of 1999 and 1998, were a profit of $4.3 million in 1999 and a loss of $161.0 million in 1998. Operating results, as adjusted, were a profit of $9.5 million and a loss of $57.4 million in the third quarter of 1999 and 1998, respectively. This change resulted from the factors discussed above.

         Interest expense, net in the third quarter of 1999 was $48.3 million as compared to $42.7 million in the same period in the prior year. Approximately 40% of this increase is attributable to higher levels of borrowings during the third quarter of 1999. The increased level of borrowings was attributable to capital expenditures since the third quarter of 1998. The balance of the increase was driven by the amortization of the loan commitment fee (approximately $1 million) the Company is obligated to pay under the terms of the New Credit Facility and the debenture expense related to liquidated damages payable to debenture holders (approximately $1 million). See Notes 3 and 10 to the Condensed Consolidated Financial Statements.

         Other income, net of $5.2 million for the third quarter of 1999 included a gain of approximately $4 million relating to the sale of the Mexico City facility. This gain was partially offset by losses from other miscellaneous asset sales of approximately $1.5 million. The balance of other income, net in 1999 resulted from favorable foreign exchange rates, primarily from the Company's operations in Japan. Other income, net of $11.0 million for the third quarter of 1998 included $8.0 million from the settlement of a lawsuit. The balance of other income, net in 1999 resulted from favorable foreign exchange rates, primarily from Mexico.

         The minority interest reported for the third quarter of 1999 and 1998 relates to the minority interest held in Coleman by public shareholders.

         Tax expense recorded in the third quarter of 1999 ($3.7 million) related primarily to taxes on foreign income. Income taxes in the third quarter of 1998 reflect tax benefits on earnings of foreign operations. No net tax benefit was recorded due to the Company's U.S. losses in either year as it is management's assessment that the Company cannot demonstrate that it is more likely than not that deferred tax assets resulting from these losses would be realized through future taxable income.

         On July 12, 1999, the Company acquired 3,000,000 shares of a newly created series of Coleman voting preferred stock for an aggregate purchase price of approximately $31 million. These shares, together with the shares of Coleman common stock the Company owns, enable Sunbeam to exercise 80.01% of the total voting power of Coleman's outstanding capital stock as of July 12, 1999. This class of preferred stock was created by Coleman and acquired by the Company in order to enable Coleman and the Company to file consolidated federal income tax returns, and in certain jurisdictions, consolidated state income tax returns, prior to the consummation of the Coleman merger. In connection with the issuance of the shares of preferred stock, the Company entered into a tax sharing agreement with Coleman, pursuant to which Coleman will pay to Sunbeam amounts equal to the federal and state income taxes that would have been payable by Coleman had Coleman not been included in the consolidated income tax return of the Company. The net proceeds from the issuance of the shares by Coleman of its voting preferred stock to the Company were used by Coleman to make a partial repayment of loans outstanding from Sunbeam under the Intercompany Note. (See
Note 8 to the Condensed Consolidated Financial Statements.)

         On November 9, 1999, the Company announced a plan to divest Eastpak and also plans to divest certain non-essential assets. Proceeds from these assets sales are estimated to be $200 million and will be primarily used to pay down debt.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Net sales for the nine months ended September 30, 1999 and 1998 were $1,786.4 million and $1,322.1 million respectively, an increase of $464.3 million. Results for the nine months ended September 30, 1998 include Coleman, Signature Brands and First Alert from their respective acquisition dates. After adjusting 1998 sales to include sales of the acquired companies for the periods from the beginning of 1998 through the respective dates of acquisition, combined historical net sales would be $1,624.0 million. 1999 net sales increased approximately $162 million or approximately 10% over 1998 combined historical net sales. Information that adjusts for the results of the acquisitions prior to the actual acquisition dates (the "combined historical" information) is provided for informational purposes only and is to enhance comparability of the period presented. This information is not necessarily indicative of what the combined results would have been had these acquisitions occurred at the beginning of the periods presented or the results for any future period. The increase in net sales is driven by the Outdoor Leisure group which had an increase of approximately $123 million in 1999 as compared to the combined historical net sales in the same period in the prior year. This increase over combined historical net sales was largely due to sales of outdoor recreation products and Powermate/registered trademark/ generators. The higher level of sales of these products is believed to be partially attributable to heightened consumer sensitivity to the need for emergency preparedness. The Company believes that this heightened sensitivity is reflective of a combination of factors, including weather conditions and Year 2000 considerations. Household net sales in 1999 increased approximately $11 million compared to 1998 combined historical net sales. The Company believes that the decrease in shipments in the prior year in order to allow trade inventories to return to a normal level is primarily responsible for this increase. This factor affects the year to year comparisons for each of the operating groups. Adjusting for the effect on 1998 of loading, the Company believes that Household net sales in 1999 were approximately the same as in the prior year. Within the Household segment, net sales of personal care products increased as a result of a strengthening retail environment largely offset by decreases in sales of appliances. International net sales in 1999 increased $30.3 million over 1998 combined historical net sales. Higher sales in Canada, Europe and Japan resulted predominantly from strong retail demand of Powermate/registered trademark/ and outdoor recreation products. This increase was partially offset by the impact of weak economic conditions in Latin America.

         Gross margin for the first nine months of 1999 was $452.3 million or $403.6 million higher than the comparable period in 1998. Adjusting for the combined results of the acquired companies and excluding the effects of 1998 non-recurring items, which are summarized above under the heading "Non-Recurring Charges", gross margin for the first nine months of 1999 increased approximately $182 million over the 1998 combined historical gross margin. As a percentage of net sales, gross margin improved to approximately 25% in the first nine months of 1999 as compared to approximately 4% in the 1998 period. The gross margin percentage for the 1998 period adjusted for the non-recurring charges and for the effect of the acquired companies was approximately 17% of combined historical net sales. The Household group contributed approximately 30% of the 1999 gross margin improvement over the 1998 combined historical gross margin. The improvement in the Household group's gross margin resulted primarily from lower sales deduction rates, improved manufacturing processes and controls, additional sales volume, and improved product mix. The Outdoor Leisure group contributed approximately 50% of the 1999 gross margin improvement over the 1998 combined historical gross margin. Approximately 80% of the improvement in the Outdoor Leisure group's gross margin resulted from additional volume and related improved manufacturing overhead absorption, as well as improvements in manufacturing. The balance of the increase resulted from improved product mix. The International group contributed approximately 20% of the 1999 gross margin improvement over 1998 combined historical gross margin. Approximately 40% of the improvement in the International group's gross margin resulted from the shut down of the Mexico City manufacturing facility which had experienced high material usage costs and employee benefit costs in the prior year. The remaining improvement resulted from increased sales volume, a lower level of product returns and improved product mix.

         SG&A expense for the first nine months of 1999 was $449.3 million, an increase of $8.9 million or 2.0% over the same period in the prior year. After adjusting 1998 SG&A expense to include the acquired companies' SG&A expense for the period from the beginning of 1998 through the respective dates of acquisition ($100.9 million), combined historical

SG&A expense was $541.3 million. Since the combined historical 1998 SG&A expenses were derived by adding the acquired companies' pre-acquisition period costs to the reported nine months' results of Sunbeam, the combined historical SG&A expenses include $30.4 million of amortization of intangibles expense representing both pre- and post-acquisition periods, as well as approximately $12 million of transaction costs incurred by the acquired companies relating to them being purchased by Sunbeam. Excluding these costs and the effects of 1998 non-recurring charges, as described above under "Non-Recurring Charges", adjusted 1998 SG&A expenses were approximately $378 million. Excluding amortization of intangibles expense of $38.4 million for the first nine months of 1999 and the non-recurring charges, as described above under "Non-Recurring Charges", adjusted 1999 SG&A costs were $392.2 million, an increase of approximately $14 million over adjusted 1998 SG&A expense. As previously discussed, this increase is primarily attributable to higher levels of selling and administrative costs driven by increased net sales, headcount increases to support future growth and costs associated with certain redundant operations resulting from the Company's 1998 acquisitions which operations the Company is integrating and the decision to bring in-house certain functions that had previously been outsourced. The Company is in the process of fully integrating certain of these functions and expects that when this process has been completed consolidated SG&A expense for these functions will be reduced. Partially offsetting these increases in SG&A expense are certain 1998 expenses which did not reoccur in 1999. These 1998 expenses include increases associated with restructuring reserve at Coleman (approximately $7 million) and higher bad debt expense (approximately $5 million).

         Operating results for the first nine months of 1999 and 1998, were a profit of $3.0 million in 1999 and a loss of $391.7 million in 1998. Adjusted for the historical results of the acquired companies and excluding non-recurring charges, as previously described, operating results for the 1999 and 1998 periods were a profit of $21.7 million and a loss of $149.2 million, respectively. This change resulted from the factors discussed above.

         Interest expense increased from $88.5 million in 1998 to $136.6 million in 1999. Approximately 75% of the change related to higher borrowing levels in 1999 resulting primarily from borrowings for the acquisitions that were outstanding for the entire 1999 nine month period as compared to only a portion of the 1998 period. The balance of this increase was primarily driven by the amortization of the loan commitment fee (approximately $2 million) the Company is obligated to pay under the terms of the New Credit Facility and the expense related to liquidated damages payable to debenture holders (approximately $3 million).

         Other income, net of $4.6 million in 1999 included a gain of approximately $4 million relating to the sale of the Mexico City facility. This gain was partially offset by losses from other miscellaneous asset sales of approximately $0.3 million. The remaining other income, net in 1999 resulted from favorable foreign exchange rates, primarily from the Company's operations in Japan. Other income, net of $4.1 million in 1998 included $8.0 million from the settlement of a lawsuit partially offset by net foreign exchange losses, primarily from Mexico.

         The minority interest reported in 1999 and 1998 relates to the minority interest held in Coleman by public shareholders.

         Approximately $6 million of the $12.7 million income tax expense recorded in 1999 related to U.S. tax liability generated by Coleman as a separate U.S. tax filing entity. As previously discussed, in July 1999, the Company acquired a sufficient ownership interest in Coleman to permit it to file consolidated U.S. tax returns with Coleman for all future periods. The remaining tax expense recorded in 1999 related to taxes on foreign income and was partially offset by the favorable resolution of an income tax audit. Tax expense recorded in 1998 was nearly all related to foreign taxes. No net tax benefit was recorded on the Company's losses in either year as it is management's assessment that the Company cannot demonstrate that it is more likely than not that deferred tax assets resulting from these losses would be realized through future taxable income.

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

FOREIGN OPERATIONS

         Approximately 75% of the Company's business is conducted in U.S. dollars (including both domestic sales, U.S. dollar denominated export sales, primarily to certain Latin American markets, Asian sales and the majority of European sales). The Company's non-U.S. dollar denominated sales are made principally by subsidiaries in Europe, Canada, Japan, Latin America and Mexico. Mexico reverted to a hyperinflationary status for accounting purposes in 1997; therefore, translation adjustments related to Mexican net monetary assets were included as a component of net (loss) earnings. Mexico is not considered hyperinflationary as of January 1, 1999. This change in Mexico's hyperinflationary status is not expected to have a material effect on the Company's financial results. Translation adjustments resulting from the Company's non-U.S. dollar denominated subsidiaries have not had a material impact on the Company's financial condition, results of operations, or cash flows.

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

         The debentures are exchangeable for shares of the Company 's common stock at an initial conversion rate of 6.575 shares for each $1,000 principal amount at maturity of the debentures, subject to adjustments upon occurrence of specified events. The debentures are subordinated in right of payment to all existing and future senior indebtedness of the Company. The debentures are not redeemable by the Company prior to March 25, 2003. On or after such date, the debentures are redeemable for cash with at least 30 days notice, at the option of the Company. The Company is required to purchase debentures at the option of the holder as of March 25, 2003, March 25, 2008 and March 25, 2013, at purchase prices equal to the issue price plus accrued original discount to such dates. Sunbeam may, at its option, elect to pay any such purchase price in cash or common stock or any combination thereof. However, the bank credit facility prohibits the Company from redeeming or repurchasing debentures for cash. The Company was required to file a registration statement with the SEC to register the debentures by June 23, 1998. This registration statement was filed on February 4, 1999 and, as amended, was declared effective on November 8, 1999. The Company 's failure to file the registration statement by June 23, 1998 did not constitute default under the terms of the debentures. From June 23, 1998 until the registration statement was declared effective, the Company was required to pay to the debenture holders cash liquidated damages accruing, for each day during such period, at a rate per annum equal to 0.25% during the first 90 days and 0.50% thereafter multiplied by the total of the issue price of the debentures plus the original issue discount thereon on such day. The Company has made total payments for liquidated damages since June 23, 1998 of $4.5 million, of which $1.5 million related to damages for the period through December 31, 1998. A final payment of approximately $0.5 million, representing liquidated damages from September 26, 1999 until the registration statement was declared effective, will be payable on March 25, 2000.

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

         As a result of, among other things, its operating losses incurred during the first half of 1998, the Company did not achieve the specified financial ratios for June 30, 1998 and it appeared unlikely that the Company would achieve the specified financial ratios for September 30, 1998. Consequently, the Company and its lenders entered into an agreement dated as of June 30, 1998 that waived through December 31, 1998 all defaults arising from the failure of the Company to satisfy the specified financial ratios for June 30, 1998 and September 30, 1998. Pursuant to an agreement with the Company dated as of October 19, 1998, the Company 's lenders extended all of the waivers under the June 30 agreement through April 10, 1999 and also waived through such date all defaults arising from any failure by the Company to satisfy the specified financial ratios for December 31, 1998. As part of the October 19, 1998 agreement, the Company agreed to a minimum monthly earnings before interest, taxes, depreciation and amortization ("EBITDA") covenant (as defined in the bank credit facility) which covenant the Company has been able to satisfy.

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

         o up to $800.0 million in term loans maturing on March 30, 2005, of which $35.0 million may only be used to complete the Coleman merger; and

         o a $500.0 million term loan maturing September 30, 2006, of which $5.0 million has already been repaid through September 30, 1999.

         As of September 30, 1999, approximately $1.5 billion was outstanding and approximately $0.2 billion was available for borrowing under the bank credit facility.

Under the bank credit facility, interest accrues, at the Company 's option:

         o        at the London Interbank Offered Rate ("LIBOR");

         o or at the base rate of the administrative agent which is generally the higher of the prime commercial lending rate of the administrative agent or the Federal Funds Rate plus 0.50%;

in each case plus an interest margin which is currently 4.00% for LIBOR borrowings and 2.50% for base rate borrowings. The applicable interest margin is subject to downward adjustment upon the occurrence of specified events including a 1.00% decrease for LIBOR borrowings and a 0.75% decrease for base rate borrowings concurrent with the effective date of the Coleman merger.

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

         The bank credit facility provides for events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenant, cross-defaults, bankruptcy, material adverse change arising from compliance with ERISA, material adverse judgments, entering into guarantees and change of ownership and control. It is also an event of default under the bank credit facility, as amended November 16, 1999, if the Company 's registration statement in connection with the Coleman merger is not declared effective by the SEC on or before January 10, 2000, or if the merger does not occur within 25 business days of the effectiveness of the registration statement or if the cash consideration--including any payments on account of the exercise of any appraisal rights, but excluding related legal, accounting and other customary fees and expenses--to consummate the Coleman merger exceeds $87.5 million. Although there can be no assurance, the Company anticipates that it will satisfy these conditions. Furthermore, the bank credit facility requires the Company to prepay term loans under the bank credit facility on December 31, 1999 to the extent that cash on hand in the Company 's concentration accounts plus the aggregate amount of unused revolving loan commitments on this date exceeds $125 million, but the Company is not required to prepay more than $69.3 million in the aggregate as a result of this provision.

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

         The bank credit facility also includes provisions for the deferral of the September 30, 1999 and the March 31, 2000 scheduled term loan payments of $69.3 million each until April 10, 2000 as a result of the satisfaction by the Company of the agreed upon conditions to the deferral. (See Note 3 to the Condensed Consolidated Financial Statements.)

CASH FLOWS

         As of September 30, 1999, the Company had cash and cash equivalents of $29.1 million and total debt of $2.3 billion. Because the waivers granted by the Company's lenders expire on April 10, 2000, the borrowings under the bank credit facility, as well as other debt containing cross-default provisions, are classified as current in the September 30, 1999 Condensed Consolidated Balance Sheet. Cash used in operating activities during the first nine months of 1999 was $73.2 million compared to $224.7 million in the first nine months of 1998. This change is primarily attributable to improved operating results after giving effect to non-cash items, partially offset by increased working capital needs during the 1999 period. The increase in cash used for working capital during the 1999 period was primarily driven by accounts receivable, which increased $159.4 million as compared to the 1998 period, primarily attributable to the Company's Outdoor Leisure division which experienced stronger second and third quarters sales in 1999 than in 1998. Additionally, working capital for the 1998 period was positively affected by the timing of the Company's acquisition of Coleman, which was at the peak of its inventory build for the 1998 selling season. Cash used for this acquired inventory is not reflected in working capital for the 1998 period. As a result of the effect of Company's management of inventory levels in 1999, cash flow improved approximately $81 million as compared to 1998 despite the favorable impact of the inventory acquired in connection with the 1998 acquisitions. Increases in accounts payable of approximately $30 million in the first nine months of 1999 positively impacted cash flow whereas payables used approximately $76 million of cash in the same period of 1998, resulting in an improvement in cash flow period-to-period of approximately $106 million. The increase in payables in the current period resulted from payable balances having been reduced to a low level by year-end 1998. This reduction in payables, which included an effort to reduce delinquent payables, began in the second quarter of 1998. Decreases in other liabilities, primarily accrued interest, account for the majority of the balance of the cash used for working capital in 1999. The Company participates in an accounts receivable securitization program to finance a portion of its accounts receivable. See Note 4 to the Condensed Consolidated Financial Statements.

         In the first nine months of 1999, cash used in investing activities was driven by capital expenditures of $63.2 million, primarily for information systems, including expenditures for Year 2000 readiness and equipment and tooling for new products. Capital spending in the comparable 1998 period was $32.8 million and was primarily for several manufacturing efficiency initiatives, equipment and tooling for new products and management information systems and software licenses. The new product capital spending in the 1998 period principally related to the appliance category and included costs related to water and air filtration products which were discontinued in the second quarter, blenders, standmixers and irons. Cash used in investing activities in the first nine months of 1998 also reflects $379.2 million for the acquisitions of the shares of Coleman from a subsidiary of MacAndrews & Forbes, as well as the acquisitions of Signature Brands and First Alert. The Company anticipates 1999 capital spending to be less than 5% of net sales. Capital expenditures in the current year are expected to primarily relate to information systems and related support, including expenditures for Year 2000 readiness, new product introductions and capacity additions.

         Cash provided by financing activities totaled $99.2 million in the first nine months of 1999 and reflected net borrowings under the Company's bank credit facility. Cash provided by financing activities in the first nine months of 1998 was $636.1 million and reflected net proceeds from the debentures of $729.6 million, the cancellation and repayment of all outstanding balances under the Company's $250 million September 1996 revolving credit facility, the repayment of certain debt assumed in connection with the Coleman, Signature Brands and First Alert acquisitions, and the early extinguishment of the $75.0 million Hattiesburg industrial revenue bond. In addition, cash provided by financing activities in 1998 is net of $26.2 million of financing fees related to Sunbeam's $1.7 billion bank credit facility and $19.6 million of proceeds from the exercise of stock options. See Note 3 to the Condensed Consolidated Financial Statements.

         At September 30, 1999, standby and commercial letters of credit aggregated $68.9 million and were predominately for insurance, pension, environmental, workers' compensation, and international trade activities. In addition, as of September 30, 1999, surety bonds with a contract value of $67.5 million were outstanding largely for the Company's pension plans and as a result of litigation judgments that are currently under appeal.

         The Company expects to acquire the remaining equity interest in Coleman in a merger transaction in which the existing Coleman minority shareholders will receive 0.5677 of a share of the Company's common stock and $6.44 in cash for each share of Coleman common stock outstanding. In addition, unexercised options under Coleman's stock option plans will be cashed out at a price per share equal to the difference between $27.50 and the exercise price of such options. The Company expects to issue approximately 6.7 million shares of common stock and expend approximately $87 million in cash, including cash paid to option holders, to complete the Coleman transaction. Under a settlement of certain litigation relating to the Coleman merger, the Company will also issue warrants to purchase up to 4.98 million shares of the Company's common stock to the Coleman public shareholders and the plaintiff's litigation counsel upon consummation of the Coleman merger. (See Notes 2 and 10 to the Condensed Consolidated Financial Statements.) Although there can be no assurance, it is anticipated that the Coleman merger will occur in the fourth quarter of 1999 or early in the first quarter of 2000.

         The Company believes its borrowing capacity under the bank credit facility, cash flow from the combined operations of the Company and its acquired companies, existing cash and cash equivalent balances, and its receivable securitization program will be sufficient to support working capital needs, capital expenditure and Year 2000 compliance spending, and debt service through April 10, 2000. The Company intends to negotiate with its lenders on an amendment to the bank credit facility, negotiate with its lenders on further waiver of such covenants and other terms or refinance the bank credit facility. Any decisions with respect to such amendment, waiver, or refinancing will be made based on a review from time to time of the advisability of particular transactions. There can be no assurance that an amendment, further waiver of existing covenants and other terms, or refinancing will be entered into by April 10, 2000. The failure to obtain such an amendment, further waiver or debt refinancing would likely result in violation of existing covenants and non-compliance with other terms, which would permit the bank lenders to accelerate the maturity of all outstanding borrowings under the bank credit facility, which would likely have a material adverse effect on the Company. Accordingly, debt related to the bank credit facility and all debt containing cross-default provisions is classified as current in the September 30, 1999 Condensed Consolidated Balance Sheet.

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

         In April, 1999 the NYSE advised Coleman that it did not meet the NYSE's continuing listing standards because Coleman did not have tangible net assets of at least $12 million and average annual net income of at least $600,000 for 1995, 1996 and 1997. At that time, Coleman requested the NYSE to continue to list the Coleman common stock until completion of the merger. The NYSE subsequently advised Coleman that Coleman also failed to satisfy certain non-financial continuing listing standards. On August 5, 1999, the NYSE advised the Company that the NYSE had revised its continuing listing standards, and that the Company is in compliance with the revised financial standards. Coleman and the NYSE have agreed upon a program whereby Coleman will correct the deficiencies in its non-financial continuing listing standards by the end of 1999. Coleman is currently complying with such program. If Coleman were to be delisted from the NYSE, it would adversely affect Coleman's ability to sell its capital stock to third parties or use its capital stock as collateral for loans. Sunbeam's bank credit facility currently restricts Coleman from taking such actions.

         By letter dated June 17, 1998, the staff of the Division of Enforcement of the SEC advised the Company that it was conducting an informal inquiry into the Company 's accounting policies and procedures and requested that the Company produce documents. On July 2, 1998, the SEC issued a Formal Order of Private Investigation, designating officers to take testimony and pursuant to which a subpoena was served on Sunbeam requiring the production of documents. On November 4, 1998, the Company received another SEC subpoena requiring the production of additional documents. The Company has provided numerous documents to the SEC staff and continues to cooperate with the SEC staff. The Company has, however, declined to provide the SEC with material that the Company believes is subject to the attorney-client privilege and the work product immunity. The Company cannot predict the duration of such investigation or its outcome.

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

         Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company 's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiff, and other significant factors which vary by case. When it is not possible to estimate a specific expected amount of loss to be incurred, the Company evaluates the range of possible losses and records the minimum end of the range. As of September 30, 1999 the Company had established accruals for litigation matters of $22.6 million (representing $11.3 million and $11.3 million for estimated damages or settlement amounts and legal fees, respectively) and $31.2 million as of December 31, 1998 (representing $17.5 million and $13.7 million for estimated damages or settlements and legal fees, respectively.) It is anticipated that the $22.6 million accrual will be paid as follows: $5.2 million in 1999, $14.9 million in 2000 and $2.5 million in 2001. The Company believes, based on information known to the Company on September 30, 1999, that anticipated probable costs of litigation matters existing as of September 30, 1999 have been adequately reserved, to the extent determinable.

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

SUNBEAM'S APPROACH TO YEAR 2000 ISSUES

         While the Company's Year 2000 readiness planning had been underway for over one year, during the third quarter of 1998 the Company established a cross-functional project team consisting of senior managers, assisted by three external consulting firms which were retained to provide consulting services and to assist the Company in implementing its Year 2000 strategy. This team is sponsored by the Company's Chief Financial Officer who reports directly to the Company's Chief Executive Officer on this issue. The audit committee of the board of directors is advised periodically on the status of the Company's Year 2000 readiness program.

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

         PHASE 2 - CORRECTION AND TESTING: The second phase of Sunbeam's Year 2000 readiness program was structured to replace, upgrade or remediate (as necessary) those items identified during Phase 1 as requiring corrective action.

         Sunbeam relies on its IT functions to perform many tasks that are critical to its operations. Significant transactions that could be impacted by not being ready for any Year 2000 issues include, among others, purchases of materials, production management, order entry and fulfillment, payroll processing and billings and collections. Systems and applications that had been identified by Sunbeam as not Year 2000 ready and which are critical to Sunbeam's operations include its financial software systems, which process the order entry, purchasing, production management, general ledger, accounts receivable, and accounts payable functions, payroll applications, and critical applications in the Company's manufacturing and distribution facilities, such as warehouse management applications. Recognizing how dependent the entire company is on IT, Sunbeam decided in 1997 to replace its primary business applications with a uniform international business and accounting information system to address the systems or applications listed above as well as to improve internal reporting processes. Based upon representations from the manufacturer that the current version of this uniform information system is Year 2000 ready, the Company upgraded its business sites that currently utilize this uniform system to the Year 2000 ready version. In addition to the pre-acquisition Sunbeam locations which had already utilized an earlier non-Year 2000 ready version of this uniform business and accounting information system, Eastpak, Mr. Coffee, Health-o-Meter and Sunbeam Latin America replaced their non-Year 2000 ready systems with this new uniform system. In addition, Coleman Europe has also replaced key business components with this new system.

         The Company is also actively replacing and/or upgrading a number of business systems that are not Year 2000 ready, including those that use localized business system packages which were not candidates to be replaced by the uniform business and accounting information system. For example, at Coleman approximately 2,000 mainframe software programs that are used in lieu of Sunbeam's uniform business and accounting information system have been remediated and tested to be Year 2000 ready. With respect to the Company's non-IT systems (for example, time and attendance, security, and in-line manufacturing hardware) the Company has analyzed these items to assess any Year 2000 issues and is testing and correcting such times, if necessary.

         PHASE 3 - CUSTOMERS, SUPPLIERS AND BUSINESS PARTNERS: The third phase of Sunbeam's Year 2000 readiness program which was initiated during the third and fourth quarters of 1998 is designed to assess and interact with the Company's customers, suppliers, and business partners. As part of this effort, the Company surveyed 1,100 vendors and suppliers, a portion of which did not provide an initial response. During the first half of 1999, "high risk" vendors were contacted directly and the number of non-respondents has since decreased substantially. In fact, currently only 7% of the Company's vendors who were surveyed are categorized as "high risk" which includes non-respondents. Based on the most recent responses to the survey and continued evaluation, the Company believes that there is only a low to a medium risk of Year 2000 issues for the remaining vendors. The Company will continue to monitor the Year 2000 progress of the "high risk" vendors and has re-surveyed these companies to determine the appropriate course of action. Furthermore, the Company has contacted alternate vendors who are Year 2000 ready to replace critical vendors deemed "high risk" in the event that these vendors are not found to be Year 2000 ready. The Company is in the process of completing a verification of the Year 2000 survey responses for the most critical vendors to the Company.

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

         PHASE 4 - CONTINGENCY PLANNING: This phase involves contingency planning for unresolved Year 2000 issues, particularly any issues arising with third party suppliers. The Company has designed and documented its Year 2000 contingency plan and is in the process of implementing it. The development of the contingency plan included a process whereby the Company's critical IT and non-IT systems were evaluated for Year 2000 readiness. As a result of this evaluation, the Company does not expect to require additional operational equipment or significant process contingency measures. Although the Company does not currently believe there is significant risk associated with its third party suppliers, the contingency plan includes the continuing evaluation of the readiness of the Company's suppliers and minor increases in the Company's inventory requirements to protect against supply disruption.

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

         At this time, the Company believes that the most likely "worst-case" scenario relating to Year 2000 involves potential disruptions in areas in which the Company's operations must rely on third parties, such as suppliers, whose systems may not work properly after January 1, 2000. While such system failures could either directly or indirectly affect important operations of the Company and its subsidiaries in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failures. Subject to the nature of the goods or services provided to the Company by third parties whose operations are not made ready for Year 2000 issues, the potential impact on Sunbeam's operations could be material. However, the Company believes that it has mitigated such risks through the development and implementation of the contingency plans discussed above.

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

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

         Through the first nine months of 1999, including costs incurred in 1998, Sunbeam had expended approximately $60 million to address Year 2000 issues of which approximately 50% was recorded as capital expenditures and the remainder as SG&A expense. Sunbeam's current assessment of the total costs to address and remedy Year 2000 issues and enhance its operating systems, including costs for the acquired companies, is approximately $64 million. This estimate includes the following categories:

o    uniform international business and accounting systems          $44 million
o    localized business system software upgrades and remediation    $ 9 million
o    Year 2000 readiness assessment and tracking                    $ 6 million
o    upgrade of personal computers and related software             $ 5 million

         The amount to be incurred for Year 2000 issues during 1999 of approximately $44 million represents over 50% of the Company's total 1999 budget for information systems and related support, including Year 2000 costs. A large majority of these costs are expected to be incremental expenditures that will not recur in the Year 2000 or thereafter. Fees and expenses related to third party consultants, who are involved in the PMO as well as the modification and replacement of software, represent approximately 75% of the total estimated cost. The balance of the total estimated cost relates primarily to software license fees and new hardware, but excludes the costs associated with Company employees. Sunbeam expects these expenditures to be financed through operating cash flows or borrowings, as applicable. A significant portion of these expenditures will enhance Sunbeam's operating systems in addition to resolving the Year 2000 issues. As Sunbeam completes its assessment of the Year 2000 issues, the actual expenditures incurred or to be incurred may differ materially from the amounts shown above. The bank credit facility does not permit the Company to spend more than $50 million on Year 2000 testing and remediation in 1999.

         Because Year 2000 readiness is critical to the business, Sunbeam has redeployed some resources from non-critical system enhancements to address Year 2000 issues, thereby deferring the non-critical systems enhancements. The Company does not expect these redeployments and deferrals to have a material impact on the Company's financial condition, results of operations, or cash flows.

CAUTIONARY STATEMENTS

         Certain statements in this Quarterly Report on Form 10-Q may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (herein the "Act") and in releases made by the SEC from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the word "estimate," "project," "intend," "expect," "believe," "may," "will," "should," "seeks," "plans," "scheduled to," "anticipates," or "intends," or the negative of these terms or other variations of these terms or comparable language, or by discussions of strategy or intentions, when used in connection with the Company, including its management. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. These Cautionary Statements are being made pursuant to the Act, with the intention of obtaining the benefits of the "Safe Harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements with respect to the Company include, but are not limited to risks associated with (i) high leverage, (ii) Sunbeam's ability to comply with the terms of its bank credit facility, including financial covenants and covenants relating to the completion of the Coleman merger, or to enter into an amendment to its bank credit facility containing financial covenants which it and its bank lenders find mutually acceptable, or to continue to obtain waivers from its bank lenders with respect to its compliance with the existing covenants contained in such agreement, and to continue to have access to its revolving credit facility and/or term loan facility or Sunbeam's ability to refinance its indebtedness at acceptable rates with acceptable terms, (iii) Sunbeam's ability to integrate the recently acquired Coleman, Signature Brands and First Alert companies and expenses associated with such integration, (iv) Sunbeam's sourcing of products from international vendors, including the ability to select reliable vendors and to avoid delays in shipments, (v) Sunbeam's ability to maintain and increase market share for its products at acceptable margins, (vi) Sunbeam's ability to successfully introduce new products and to provide on-time delivery and a satisfactory level of customer service, (vii) changes in domestic and/or foreign laws and regulations, including changes in tax rates, accounting standards, environmental laws, occupational, health and safety laws, (viii) access to foreign markets together with foreign economic conditions, including currency fluctuations and trade, monetary and/or tax policies, (ix) uncertainty as to the effect of competition in existing and potential future lines of business, (x) fluctuations in the cost and availability of raw materials and/or products, (xi) changes in the availability and costs of labor, (xii) effectiveness of advertising and marketing programs, (xiii) economic uncertainty in Japan, Korea and other Asian countries, as well as in Mexico, Venezuela, and other Latin American countries, (xiv) product quality, including excess warranty costs, product liability expenses and costs of product recalls, (xv) weather conditions which can have an unfavorable impact upon sales of certain of Sunbeam's products, (xvi) the numerous lawsuits against the Company and the SEC investigation into the Company's accounting practices and policies, and uncertainty regarding the Company's coverage on its directors' and officers' liability insurance, (xvii) the possibility of a recession in the United States or other countries resulting in a decrease in consumer demands for the Company's products, (xviii) actions by competitors including business combinations, new product offerings and marketing and promotional activities, and (xix) failure of the Company and/or its suppliers of goods or services to timely complete the remediation of computer systems to effectively process Year 2000 information. Other factors and assumptions not included in the foregoing may cause the Company's actual results to materially differ from those projected. The Company assumes no obligation to update any forward-looking statements or these cautionary statements.

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

         On June 16, 1998, the court entered an order consolidating all these suits and all similar class actions subsequently filed (collectively, the "Consolidated Federal Actions") and providing time periods for the filing of a consolidated amended complaint and defendants' response thereto. On June 22, 1998, two groups of plaintiffs made motions to be appointed lead plaintiffs and to have their selection of counsel approved as lead counsel. On July 20, 1998, the court entered an order appointing lead plaintiffs and lead counsel. This order also stated that it shall apply to all subsequently filed actions that are consolidated with the other actions. On August 28, 1998, plaintiffs in one of the subsequently filed actions filed an objection to having their action consolidated pursuant to the June 16, 1998 order, arguing that the class period in their action differs from the class periods in the originally filed consolidated actions. On December 9, 1998, the court entered an order overruling plaintiffs' objections and affirming its prior order appointing lead plaintiffs and lead counsel.

         On January 6, 1999, plaintiffs filed a consolidated amended class action complaint against the Company, some of its present and former directors and former officers, and Arthur Andersen. The consolidated amended class action complaint alleges that, in violation of section 10(b) of the Exchange Act and SEC Rule 10b-5, defendants made material misrepresentations and omissions regarding the Company's business operations, future prospects and anticipated earnings per share, in an effort to artificially inflate the price of the Company's common stock and call options, and that, in violation of section 20(a) of the Exchange Act, the individual defendants exercised influence and control over the Company, causing the Company to make material misrepresentations and omissions. The consolidated amended complaint seeks an unspecified award of money damages. On February 5, 1999, plaintiffs moved for an order certifying a class consisting of all persons and entities who purchased the Company's common stock or who purchased call options or sold put options with respect to the Company's common stock during the period April 23, 1997 through June 30, 1998, excluding the defendants, their affiliates, and employees of the Company. Defendants' response to the motion for class certification was filed on May 6, 1999. On March 8, 1999, all defendants who had been served with the consolidated amended class action complaint moved to dismiss it. Under the Private Securities Litigation Reform Act of 1995, all discovery in the consolidated action is stayed pending resolution of the motions to dismiss.

         On April 7, 1998, a purported derivative action was filed in the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against the Company and some of its present and former directors and former officers. The action alleged that the individual defendants breached their fiduciary duties and wasted corporate assets when the Company granted stock options on or about February 2, 1998 at an exercise price of $36.85 to three of its officers and directors who were subsequently terminated by the Company. On June 25, 1998, all defendants filed a motion to dismiss the complaint for failure to make a pre-suit demand on the Company's board of directors. On October 22, 1998, the plaintiff amended the complaint against all but one of the defendants named in the original complaint. On February 19, 1999, plaintiffs filed a second amended derivative complaint nominally on behalf of the Company against some of its present and former directors and former officers and Arthur Andersen. The second amended complaint alleges, among other things, that Messrs. Dunlap and Kersh, the Company's former Chairman and Chief Executive Officer and former Chief Financial Officer, respectively, caused the Company to employ fraudulent accounting procedures in order to enable them to secure new employment contracts, and seeks a declaration that the individual defendants have violated fiduciary duties, an injunction against the payment of compensation to Messrs. Dunlap and Kersh or the imposition of a constructive trust on such payments, and unspecified money damages. The defendants have each moved to dismiss the second amended complaint in whole or in part.

         On June 25, 1998, four purported class actions were filed in the Court of Chancery of the State of Delaware in New Castle County by minority shareholders of Coleman against Coleman, the Company and certain of the Company's and Coleman's present and former officers and directors. An additional class action was filed on August 10, 1998 against the same parties. The complaints in these class actions allege, in essence, that the existing exchange ratio for the proposed Coleman merger is no longer fair to Coleman minority shareholders as a result of the decline in the market value of the Company's common stock. On October 21, 1998, the Company announced that it had entered into a memorandum of understanding to settle, subject to court approval, the class actions. The court approved the settlement on November 12, 1999. Under the terms of the settlement, the Company will issue to Coleman minority shareholders and plaintiffs' counsel in this action warrants to purchase up to approximately 4.98 million shares of the Company's common stock at $7 per share, subject to anti-dilution adjustments. Coleman minority shareholders who elect an appraisal under Delaware law will not receive warrants. These warrants will generally have the same terms as the warrant issued to the MacAndrews & Forbes subsidiary and will be issued when the Coleman merger is consummated, which is now expected to occur during the fourth quarter of 1999 or early in the first quarter of 2000.

         During the months of August and October 1998, purported class action and derivative lawsuits were filed in the Court of Chancery of the State of Delaware in New Castle County and in the U.S. District Court for the Southern District of Florida by shareholders of the Company against the Company, MacAndrews & Forbes and some of the Company's present and former directors. These complaints allege that the defendants breached their fiduciary duties when the Company entered into a settlement agreement with the MacAndrews & Forbes subsidiary that sold the Company a controlling interest in Coleman. In the settlement agreement the MacAndrews & Forbes subsidiary released the Company from threatened claims arising out of the Company's acquisition of its interest in Coleman, and MacAndrews & Forbes agreed to provide management support to the Company. Under the settlement agreement, the MacAndrews & Forbes subsidiary was granted a warrant expiring August 24, 2003 to purchase up to an additional 23 million shares of the Company's common stock at an exercise price of $7 per share, subject to anti-dilution provisions. The plaintiffs have requested an injunction against the issuance of stock to MacAndrews & Forbes upon the exercise of its warrant and unspecified money damages. These complaints also allege that the rights of the minority shareholders have been compromised, as the settlement would normally require shareholder approval under the rules and regulations of the NYSE. The audit committee of the Company's board of directors determined that obtaining such shareholder approval would have seriously jeopardized the financial viability of the Company which is an allowable exception to the NYSE shareholder approval requirements. By order of the Delaware Court of Chancery dated January 7, 1999, the derivative actions filed in that court were consolidated, and the Company and other defendants have moved to dismiss these actions. The action filed in the U.S. District Court for the Southern District of Florida has been dismissed.

         On September 16, 1998, an action was filed in the 56th Judicial District Court of Galveston County, Texas alleging various claims in violation of the Texas Securities Act and Texas Business and Commercial Code as well as common law fraud as a result of the Company's alleged misstatements and omissions regarding the Company's financial condition and prospects during a period beginning May 1, 1998 and ending June 16, 1998, in which the U.S. National Bank of Galveston, Kempner Capital Management, Inc. and Legacy Trust Company engaged in transactions in the Company's common stock on their own behalf and on behalf of their respective clients. The Company is the only named defendant in this action. The complaint requests recovery of compensatory damages, punitive damages and expenses in an unspecified amount. This action was removed to the U.S. District Court for the Southern District of Texas and subsequently transferred to the Southern District of Florida and consolidated with the Consolidated Federal Actions. Plaintiffs in this action have objected to the consolidation and have sought reconsideration by the Southern District of Florida of the order of the Southern District of Texas denying plaintiffs' motion to remand the case to state court and transferring it to Florida. A similar suit was brought by the same group of plaintiffs in the above action against Arthur Andersen. In that action, the plaintiffs allege that Arthur Andersen violated the Texas Securities Act, committed statutory and common law fraud and was negligent in its audits of the Company's 1996 and 1997 financial statements. On September 29, 1999, Arthur Andersen filed a motion for leave to join the Company and certain of its former officers as responsible third parties and contribution defendants. Their motion was denied.

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

         The Company has been named as a defendant in an action filed in the District Court of Tarrant County, Texas, 48th Judicial District, on November 20, 1998. The Company was served in this action through the Secretary of State of

Texas on January 15, 1999. The plaintiffs in this action are purchasers of the debentures. The plaintiffs allege that the Company violated the Texas Securities Act and the Texas Business & Commercial Code and committed state common law fraud by materially misstating the financial position of the Company in connection with the offering and sale of the debentures. The complaint seeks rescission, as well as compensatory and exemplary damages in an unspecified amount. The Company specially appeared to assert an objection to the Texas court's exercise of personal jurisdiction over the Company, and a hearing on this objection took place on April 15, 1999. On April 23, 1999, the court entered an order granting the Company's special appearance and dismissing the case without prejudice. The plaintiffs moved for reconsideration of the court order, which motion the court denied on May 24, 1999. The plaintiffs have appealed to the Texas Court of Appeals the order dismissing the case and that appeal is pending.

         On April 12, 1999, a class action lawsuit was filed in the U.S. District Court for the Southern District of Florida. The lawsuit was filed on behalf of persons who purchased debentures during the period of March 20, 1998 through June 30, 1998, inclusive, but after the initial offering of such debentures. The complaint asserts that the Company made material omissions and misrepresentations that had the effect of inflating the market price of the debentures. The complaint names as defendants the Company, its former auditor, Arthur Andersen, and two former Company officers, Messrs. Dunlap and Kersh. The plaintiff is an institution which allegedly acquired in excess of $150,000,000 face amount of the debentures and now seeks unspecified money damages. The Company was served on April 16, 1999 in connection with this pending lawsuit. The Company has requested that this action be coordinated with the Consolidated Federal Actions.

         On February 9, 1999, Messrs. Dunlap and Kersh filed with the American Arbitration Association demands for arbitration of claims under their respective employment agreements with the Company. Messrs. Dunlap and Kersh are requesting a finding by the arbitrators that the Company terminated their employment without cause and that they should be awarded certain benefits based upon their respective employment agreements. On March 12, 1999, the Company asked the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida to issue an injunction prohibiting Messrs. Dunlap and Kersh from pursuing their arbitration proceedings against the Company on the grounds, among others, that the simultaneous litigation of the action filed in that court on April 7, 1998, described above, and the arbitration proceedings would subject the Company to the threat of inconsistent adjudications with respect to certain rights to compensation asserted by Messrs. Dunlap and Kersh and would cause irreparable harm to the Company and its shareholders. On March 19, 1999, the plaintiff in the April 7, 1998 action discussed above moved for an injunction on similar grounds. On May 11, 1999, the court denied the motions for a preliminary injunction filed by the Company and the plaintiff. The Company has answered the arbitration demands of Messrs. Dunlap and Kersh and has filed counterclaims seeking, among other things, the return of all consideration paid, or to be paid, under the February 1998 Employment Agreements between the Company and Messrs. Dunlap and Kersh. An answer was filed by Messrs. Dunlap and Kersh generally denying the Company's counterclaims. Discovery is pending.

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

         On September 13, 1999, an action naming the Company and Arthur Andersen as defendants was filed in the Circuit Court for Montgomery County, Alabama. The plaintiffs in this action are purchasers of the Company's common stock during the period March 19, 1998 through May 6, 1998. The plaintiffs allege, among other things, that the defendants violated the Alabama Security Laws and SEC Rule 10b-5. The plaintiffs seek compensatory and punitive damages in an unspecified amount. The Company has removed this case to the U.S. District Court for the District of Alabama. In addition, Arthur Andersen has filed a cross claim against the Company for contribution and indemnity. The Company has filed a motion with the Judicial Panel on Multidistrict Litigation to consolidate this action with the Consolidated Federal Actions.

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

         On July 2, 1998, the American Alliance Insurance Company filed suit against the Company in the U.S. District Court for the Southern District of New York requesting a declaratory judgment of the court that the directors' and officers' liability insurance policy for excess coverage issued by American Alliance was invalid and/or had been properly canceled by American Alliance. American Alliance has filed a motion for summary judgment on the ground that coverage was never bound. The Company has opposed that motion. As a result of a motion made by the Company, this case has been transferred to the U.S. District Court for the Southern District of Florida for coordination and consolidation of pre-trial proceedings with the various actions pending in that court. On October 20, 1998, an action was filed by Federal Insurance Company in the U.S. District Court for the Middle District of Florida requesting the same relief as that requested by American in the previously filed action as to additional coverage levels under the Company's directors' and officers' liability insurance policy. This action has been transferred to the U.S. District Court for the Southern District of Florida and is currently in discovery. The Company is seeking a stay of discovery to coordinate discovery in this action with any discovery that may occur in the Consolidated Federal Actions. Plaintiff has moved to compel production of various documents. On December 22, 1998, an action was filed by Executive Risk Indemnity, Inc. in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida requesting the same relief as that requested by American and Federal in their previously filed actions as to additional coverage levels under the Company's directors' and officers' liability insurance policy. On April 15, 1999, the Company filed an action in the U.S. District Court for the Southern District of Florida against National Union Fire Insurance Company of Pittsburgh, PA, Gulf Insurance Company and St. Paul Mercury Insurance Company requesting, among other things, a declaratory judgment that National Union is not entitled to rescind its directors' and officers' liability insurance policies to the Company and a declaratory judgment that the Company is entitled to coverage from these insurance companies for the various lawsuits described herein under directors' and officers' liability insurance policies issued by each of the defendants. In response to the Company's complaint, defendants St. Paul and Gulf have answered and asserted counterclaims seeking rescission and declaratory relief that no coverage is available to the Company. The Company has denied the allegations of Gulf's and St. Paul's counterclaims. Defendant National Union has filed a motion to dismiss or stay the claims filed by the Company against National Union on the basis, among others, that the Company must submit the dispute to arbitration or mediation. The Company has filed a response opposing that motion. The Company intends to pursue recovery from all of its insurers if damages are awarded against the Company or its indemnified officers and/or directors under any of the foregoing actions and to recover attorneys' fees covered under those policies. The Company's failure to obtain such insurance recoveries following an adverse judgment in any of the actions described above could have a material adverse effect on the Company's financial position, results of operations and cash flows.

         By letter dated June 17, 1998, the staff of the Division of Enforcement of the SEC advised the Company that it was conducting an informal inquiry into the Company's accounting policies and procedures and requested that the Company produce certain documents. On July 2, 1998, the SEC issued a Formal Order of Private Investigation, designating SEC officers to take testimony and pursuant to which a subpoena was served on the Company requiring the production of certain documents. On November 4, 1998, another SEC subpoena requiring the production of additional documents was received by the Company. The Company has provided numerous documents to the SEC staff and continues to cooperate with the SEC staff. The Company has, however, declined to provide the SEC with material that the Company believes is subject to the attorney-client privilege and the work product immunity.

         The SEC has not commenced any civil or administrative proceedings as a result of its investigation, and the Company cannot predict at this time whether the SEC will seek to impose any monetary or other penalties against the Company. Under these circumstances, the Company cannot estimate the duration of the investigation or its outcome.

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

         Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees for defending such actions. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs and other significant factors which vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. As of September 30, 1999, the Company had established accruals for litigation matters of $22.6 million (representing $11.3 million and $11.3 million for estimated damages or settlement amounts and legal fees, respectively.) As of December 31, 1998 the Company had established accruals for litigation matters of $31.2 million (representing $17.5 million and $13.7 million for estimated damages or settlement amounts and legal fees, respectively). It is anticipated that the $22.6 million accrual will be paid as follows: $5.2 million in 1999, $14.9 million in 2000, and $24.5 million in 2001. The Company believes, based on information known to the Company on September 30, 1999, that anticipated probable costs of litigation matters existing as of September 30, 1999 have been adequately reserved, to the extent determinable.

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

         BRK Brands, Inc., a wholly owned subsidiary of the Company, is a defendant in the case Gordon v. BRK Brands, Inc., et al. in the Circuit Court for the City of St. Louis. In Gordon, the plaintiff alleged, among other things, that the plaintiff's smoke detector (which had been manufactured by a predecessor of BRK Brands) did not alarm quickly enough. In July 1999, the jury in the Gordon case awarded $20 million in compensatory damages and $30 million in punitive damages. This case has been settled and BRK's obligation under the settlement is to pay the balance of its self-insured retention.

         The Company is party to various personal injury and property damage lawsuits relating to its products and incidental to its business. Annually, the Company sets its product liability insurance program based on the Company's current and historical claims experience and the availability and cost of insurance. The Company's program for 1999 was comprised of a self-insurance retention of $3.5 million per occurrence, and was limited to $28.0 million in the aggregate.

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

         The Superfund Act, and related state environmental remediation laws, generally authorize governmental authorities to remediate a Superfund site and to assess the costs against the PRPs or to order the PRPs to remediate the site at their expense. Liability under the Superfund Act is joint and several and is imposed on a strict basis, without regard to degree of negligence or culpability. As a result, the Company recognizes its responsibility to determine whether other PRPs at a Superfund site are financially capable of paying their respective shares of the ultimate cost of remediation of the site. Whenever the Company has determined that a particular PRP is not financially responsible, it has assumed for purposes of establishing reserve amounts that such PRP will not pay its respective share of the costs of remediation. To minimize the Company's potential liability with respect to the Environmental Sites, the Company has actively participated in steering committees and other groups of PRPs established with respect to such sites. The Company currently is engaged in active remediation activities at 11 sites, six of which are among the Environmental Sites referred to above, and five of which have not been designated as Superfund sites under federal or state law. The remediation efforts in which the Company is involved include facility investigations, including soil and groundwater investigations, corrective measure studies, including feasibility studies, groundwater monitoring, extraction and treatment, soil sampling, excavation and treatment relating to environmental clean-ups. In certain instances, the Company has entered into agreements with governmental authorities to undertake additional investigatory activities and in other instances has agreed to implement appropriate remedial actions. The Company has also established reserve amounts for certain non-compliance matters including those involving air emissions.

         The Company has established reserves to cover the anticipated probable costs of investigation and remediation, based upon periodic reviews of all sites for which the Company has, or may have remediation responsibility. The Company accrues environmental investigation and remediation costs when it is both probable that a liability has been incurred and the amount can be reasonably estimated and the Company's responsibility is established. Generally, the timing of these accruals coincides with the earlier of formal commitment to an investigation plan, completion of a feasibility study or the Company's commitment to a formal plan of action. As of September 30, 1999 and December 31, 1998, the Company's environmental reserves were $23.3 million (representing $21.6 million for the estimated costs of facility investigations, corrective measure studies or known remedial measures, and $1.7 million for estimated legal costs) and $25.0 million (representing $22.9 million for the estimated costs of facility investigations, corrective measure studies or known remedial measures, and $2.1 million for estimated legal costs), respectively. The Company has accrued its best estimate of investigation and remediation costs based upon facts known to the Company at such dates and because of the inherent difficulties in estimating the ultimate amount of environmental costs, which are further described below, these estimates may materially change in the future as a result of the uncertainties described below. Estimated costs, which are based upon experience with similar sites and technical evaluations, are judgmental in nature and are recorded at undiscounted amounts without considering the impact of inflation and are adjusted periodically to reflect changes in applicable laws or regulations, changes in available technologies and receipt by the Company of new information. It is difficult to estimate the ultimate level of future environmental expenditures due to a number of uncertainties surrounding environmental liabilities. These uncertainties include the applicability of laws and regulations, changes in environmental remediation requirements, the enactment of additional regulations, uncertainties surrounding remediation procedures including the development of new technology, the identification of new sites for which the Company could be a PRP, information relating to the exact nature and extent of the contamination at each site and the extent of required cleanup efforts, the uncertainties with respect to the ultimate outcome of issues which may be actively contested and the varying costs of alternative remediation strategies. The Company continues to pursue the recovery of some environmental remediation costs from certain of its liability insurance carriers; however, such potential recoveries have not been offset against potential liabilities and have not been considered in determining the Company's environmental reserves.

         Due to uncertainty over remedial measures to be adopted at some sites, the possibility of changes in environmental laws and regulations and the fact that joint and several liability with the right of contribution is possible at federal and state Superfund sites, the Company's ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of September 30, 1999.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

      EXHIBIT NO.                 DESCRIPTION
      -----------                 -----------
         10.1 Eighth Amendment to Credit Agreement, dated as of November 16, 1999 among Sunbeam Corporation ("Sunbeam"), the Subsidiary Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., Bank of America National Trust and Savings Association and First Union National Bank.

         10.2 Seventh Amendment to Credit Agreement, dated as of October 25, 1999 among Sunbeam Corporation ("Sunbeam"), the Subsidiary Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., Bank of America National Trust and Savings Association and First Union National Bank (incorporated by reference to Exhibit 10.33 to Amendment Number 4 to Sunbeam's Registration Statement on Form S-1, Registration Number 333-71819).

         27 Financial Data Schedule submitted electronically to the Securities and Exchange Commission for information only and not filed.

(b)      Report on Form 8-K

         No reports on Form 8-K were filed through September 30, 1999.

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

                                               Dated: November 19, 1999

                                 EXHIBIT INDEX

EXHIBIT  DESCRIPTION
-------  -----------
10.1 Eighth Amendment to Credit Agreement, dated as of November 16, 1999 among Sunbeam Corporation ("Sunbeam"), the Subsidiary Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., Bank of America National Trust and Savings Association and First Union National Bank.

27 Financial Data Schedule submitted electronically to the Securities and Exchange Commission for information only and not filed.