Form 10-K
period 1999-12-31
SUNBEAM CORP/FL/
filed 2000-05-02
CIK 3662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   For The Fiscal Year Ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of all classes of the registrant's voting stock held by non-affiliates as of April 25, 2000 was approximately $279,782,089.

On April 25, 2000, there were 107,555,061 shares of the registrant's Common Stock outstanding.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                                  ANNUAL REPORT
                                  ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                        Page
PART I

ITEM 1.    Business

           General...................................................................................................     3
           Products and Operations...................................................................................     3
           Competition...............................................................................................     7
           Customers.................................................................................................     8
           Backlog...................................................................................................     8
           Patents and Trademarks....................................................................................     8
           Research and Development..................................................................................     8
           Employees.................................................................................................     8
           Seasonality...............................................................................................     8
           Raw Materials/Suppliers...................................................................................     8
           Regulatory Matters........................................................................................     9
           Significant 1998 Financial and Business Developments......................................................     9
ITEM 2.    Properties................................................................................................    12
ITEM 3.    Legal Proceedings.........................................................................................    12
ITEM 4.    Submission of Matters to a Vote of Security Holders.......................................................    17


PART II

ITEM 5.    Market For Registrant's Common Equity and Related Shareholder Matters.....................................    19
ITEM 6.    Selected Financial Data...................................................................................    21
ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.....................    22
ITEM 8.    Financial Statements and Supplementary Data...............................................................    44
ITEM 9.    Changes In And Disagreements With Accountants On Accounting And Financial Disclosure......................    44


PART III

ITEM 10.   Directors and Officers of the Registrant..................................................................    45
ITEM 11.   Executive Compensation....................................................................................    45
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management............................................    45
ITEM 13.   Certain Relationships and Related Transactions............................................................    45


PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................................    46
           Signatures................................................................................................    48


                                     PART I

ITEM 1.    BUSINESS

GENERAL

Sunbeam Corporation ("Sunbeam" or the "Company") is a leading designer, manufacturer and marketer of branded consumer products. The Company's primary business is the manufacturing, marketing and distribution of durable household and outdoor leisure consumer products through mass market and other distribution channels in the United States and internationally. The Company also sells its products to professional and commercial end users such as small businesses, health care providers, hotels and other institutions. The Company's principal products include household kitchen appliances; health monitoring and care products for home use; scales for consumer and professional use for weight management and business uses; electric blankets and throws; clippers and trimmers for consumer, professional and animal uses; smoke and carbon monoxide detectors; outdoor barbecue grills; camping equipment such as tents, lanterns, sleeping bags and stoves; coolers; backpacks and book bags; and portable generators and compressors. The Company, through its Thalia Products, Inc. ("Thalia") subsidiary, is developing Home Linking Technology(TM) or HLT(TM), which is designed to allow products to communicate with each other.

In 1998, the Company acquired an indirect controlling interest in The Coleman Company, Inc. ("Coleman") and all the outstanding common stock of Signature Brands USA, Inc. ("Signature Brands") and First Alert, Inc. ("First Alert"). (See "Significant 1998 Financial and Business Developments--The 1998 Acquisitions," below.) In January 2000, the Company acquired the remaining publicly held interest in Coleman.

The Company entered into an agreement dated March 18, 2000 with VF Corporation (the "Eastpak Sale Agreement") to sell its worldwide Eastpak(TM) branded business ("Eastpak"). The purchase price is subject to certain post-closing adjustments and retention of certain liabilities by the Company. The sale of Eastpak is subject to customary conditions, including expiration of applicable waiting periods and/or clearance under applicable United States and German antitrust regulations. Pursuant to the Eastpak Sale Agreement, the Company will retain its Timberland branded business which it conducts pursuant to a license from Timberland Corporation.

PRODUCTS AND OPERATIONS

The Company's operations are managed through four groups: Household, Outdoor Leisure, International and Corporate. The Household and Outdoor Leisure operating groups encompass the following products:

         /bullet/ In the Household group:

                  (1) Appliances--including mixers, blenders, food steamers, breadmakers, rice cookers, coffee makers, toasters, irons and garment steamers;

                  (2) Health products--including vaporizers, humidifiers, massagers, hot and cold packs, blood pressure monitors, and scales;

                  (3) Personal care--including hair clippers and trimmers and related products for the professional beauty, barber and veterinarian trade and sales of products to commercial and institutional channels;

                  (4) Blankets--including electric blankets, heated throws and mattress pads; and

                  (5) First Alert--including smoke and carbon monoxide detectors, fire extinguishers and home safety equipment.

         /bullet/ In the Outdoor Leisure group:

                  (1) Outdoor recreation products--including tents, sleeping bags, coolers, camping stoves, lanterns, frame backpacks and outdoor heaters;

                  (2) Outdoor cooking products--including gas and charcoal outdoor grills and grill parts and accessories;

                  (3) Powermate products--including portable power generators and air compressors; and

                  (4) Eastpak and Timberland branded products--including adventure travel gear, backpacks, hard cases and luggage.

         /bullet/ The International group is managed through the following regional subdivisions:

                  (1) Europe--manufacture, sales and distribution of Campingaz(R)products and sales and distribution in Europe, Africa and the Middle East of other Company products;

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

The Corporate group provides certain management, accounting, legal, risk management, treasury, human resources, tax and management information services to all operating groups and also includes the operations of the Company's retail stores and the conduct of the Company's licensing activities.

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

HOUSEHOLD

The Company's Household group includes appliances, health products, scales, personal care products, blankets and First Alert products. Net sales of Household group products accounted for approximately 43%, 50% and 73% of the Company's consolidated net sales in 1999, 1998 and 1997, respectively. There were no Household group products or group of similar products with sales that accounted for 10% or more of consolidated net sales in any of the last three fiscal years.

APPLIANCES. Small kitchen appliances include Mixmaster(R) stand mixers, hand mixers, Osterizer(R) blenders, food processors, rice cookers, food steamers, toasters, can openers, breadmakers, waffle makers, ice cream makers, frying pans, deep fryers and culinary accessories, which are sold primarily under the Sunbeam(R) and Oster(R) brand names. In addition, the Company sells coffee makers under the Mr. Coffee(R), Sunbeam and Oster brand names and, with respect to coffee and tea products, the Mr. Coffee brand name. Other brand names or trademarks used in marketing include: Toast Logic(R), Gold Toast(R), Details(R) by Mr. Coffee for high end coffeemakers sold in department and specialty stores, Mrs. Tea(TM), Iced Tea Pot(TM), Oster Designer(R) and Pause N Serve(R). The Company holds the number one or two market positions in coffee makers, standmixers, blenders, citrus juicers and vegetable steamers. Appliances also encompass garment care appliances consisting of irons and steamers. The Company manufactures a portion of its appliances in its United States and Mexico plants and sources the balance of its appliance products from domestic and foreign manufacturers.

HEALTH. The Company markets many of its health products under the Sunbeam(R) name and the trademark Health at Home(R). These products include heating pads, bath scales, blood pressure and other health-monitoring instruments, massagers, vaporizers, humidifiers and dental care products. The Company assembles and/or manufactures its vaporizers, humidifiers and heating pads at its United States and Mexico facilities. The Company's other personal health products are sourced from manufacturers primarily located in China.

The Company also designs, manufactures and markets scales for consumer, office and professional use. The Company manufactures a complete line of analog and digital floor scales, waist-high and eye-level scales for use in weight monitoring by consumers. These consumer scales are sold under the brand names Health o Meter(R), Sunbeam, Counselor(R) and Borg(R). The Company also markets professional scales such as traditional balance beam scales, pediatric scales, wheelchair ramp scales, chair and sling scales and home healthcare scales using the Pro Series(R) and Pro Plus Series(R) trademarks in addition to the Health o Meter brand. The Company's line of scales also includes letter and parcel scales for office use, marketed under the Pelouze(R) brand name. The Company has a substantial share of the office scale market with its Pelouze scales. The Company's Pelouze food scales include analog and digital portion control scales, thermometers and timers for commercial and non-commercial applications. Sunbeam manufactures approximately one-half of its scales at a United States plant and sources the remaining scales from both domestic and foreign suppliers.

PERSONAL CARE. The Company markets a line of professional barber, beauty and animal grooming products, including electric and battery clippers, replacement blades and other grooming accessories sold to both conventional retailers and through professional distributors. The Company holds the number one or two positions in its clipper and trimmer product lines. The Company's personal care products also include a broad line of hair clippers and trimmers for animals which are sold through retail channels. These products are manufactured at the Company's United States and Mexico facilities.

BLANKETS. The Company's blanket products include electric blankets, Cuddle-Up(R) heated throws and heated mattress pads. The Company holds the number one market position in each of electric blankets, heated throws and heated mattress pads. These products are manufactured at the Company's United States and Mexico facilities.

FIRST ALERT. First Alert is a leading manufacturer and marketer of a broad range of residential safety products, including ionization and photoelectric smoke detectors sold in the retail channel in which First Alert has the leading market share. Other products include carbon monoxide detectors, fire extinguishers, rechargeable flashlights and lanterns, electric and electromechanical timers, night lights, radon gas detectors, fire escape ladders and motion sensing lighting controls. First Alert's smoke detectors are battery-operated or wired into a home's electrical system. Carbon monoxide detectors are available in both plug in and battery-operated units. First Alert also manufactures and markets combination ionization and photoelectric smoke detectors and combination smoke detectors and carbon monoxide detectors. These products are marketed primarily under the First Alert(R) brand name. First Alert also uses the brand names Family Gard(R) and Sure Grip(R) for certain of its products. First Alert markets certain smoke detectors and other products under the BRK(R) brand for the electrical wholesale markets. First Alert manufactures its smoke and carbon monoxide detectors in its Mexico plant, manufactures fire extinguishers in its United States plant and sources other products from domestic and foreign suppliers.

OUTDOOR LEISURE

The Company's Outdoor Leisure group includes products for outdoor recreation and outdoor cooking, as well as the Powermate, Eastpak and Timberland product lines. Following the consummation of the Company's sale of Eastpak, Eastpak products will no longer be included in this group. Net sales of the Outdoor Leisure group accounted for approximately 56%, 50%, and 25% of the Company's consolidated net sales in 1999, 1998 and 1997, respectively. Except as discussed below, there were no Outdoor Leisure products or groups of similar products with sales that accounted for 10% or more of consolidated net sales in any of the last three fiscal years.

OUTDOOR RECREATION. Principal outdoor recreation products include a comprehensive line of lanterns and stoves for outdoor recreational use, fuel-related products such as disposable fuel cartridges, a broad range of coolers and jugs, sleeping bags, backpacks, tents, outdoor folding furniture, portable electric lights, camping accessories and other products. These products are used predominantly in outdoor recreation, but many products have applications in emergency preparedness and some are also used in home improvement projects. These products are distributed predominantly through mass merchandisers, home centers and other retail outlets. The Company believes it is the leading manufacturer of lanterns and stoves for outdoor recreational use in the world. The Company's liquid fuel appliances include single and dual fuel-powered lanterns and stoves and a broad range of propane- and butane-fueled lanterns and stoves. These products are manufactured at the Company's facilities located in the United States and are marketed under the Coleman(R) and Peak One(R) brand names.

The Company manufactures and sells a wide variety of insulated coolers and jugs and reusable ice substitutes, including personal coolers for camping, picnics or lunch box use; large coolers; beverage coolers for use at work sites and recreational and social events; and soft-sided coolers. The Company's cooler products are manufactured predominantly at the Company's facilities located in the United States and are marketed under the Coleman brand name worldwide. The Company designs, manufactures or sources, and markets textile products, including tents, sleeping bags, backpacks and rucksacks. The Company's tents and sleeping bags are marketed under the Coleman and Peak One brand names. The Company manufactures and markets aluminum- and steel-framed, portable, outdoor, folding furniture under the Coleman and Sierra Trails(R) brand names. These products are manufactured predominantly at the Company's facilities located in the United States. The Company also markets a line of inflatable furniture under the Coleman brand name for indoor and outdoor use. These products are primarily manufactured by third party vendors to the Company's specifications. The Company designs and markets electric lighting products that are manufactured by others and sold under the Coleman, Powermate and Job-Pro(R) brand names. These products include portable electric lights such as hand held spotlights, flashlights and fluorescent lanterns and a line of rechargeable lanterns and flashlights. The Company designs, sources and markets a variety of small accessories for camping and outdoor use, such as cookware and utensils. These products are sourced from domestic and foreign suppliers.

OUTDOOR COOKING. The Company is a leading supplier of outdoor barbecue grills and has one of the leading market shares in the gas grill industry. Outdoor barbecue grills consist of gas, electric and charcoal models which are sold by the Company primarily under the Sunbeam, Grillmaster(R) and Coleman brand names. The Company's outdoor cooking products also include smokers and replacement parts for grills and various accessories such as cooking utensils, grill cleaning products and barbecue tools. Almost all of the

Company's grills are manufactured at the Company's United States facility. The Company sources substantially all of its accessories and a portion of its replacement parts from various manufacturers, many of which are in the Far East. In 1997, sales of gas grills accounted for approximately 13% of consolidated net sales.

POWERMATE. The Company's principal Powermate products include portable generators and portable and stationary air compressors. The Company is a leading manufacturer and distributor of portable generators in the United States. Generators are used for home improvement projects, small businesses, emergency preparedness and outdoor recreation. In January 2000, the Company began selling a line of home standby generators, which are designed to automatically start when there is a power outage and provide a portion of a home's electricity requirements. These products are manufactured by the Company at its United States facilities using engines manufactured by third parties and are distributed predominantly through mass merchandisers and home center chains and through heating, ventilation and air conditioning ("HVAC") distributors. The Company also produces advanced, lightweight generators incorporating proprietary technology. The Company's air compressors are manufactured at its facilities located in the United States, are marketed under the Coleman Powermate brand name and distributed predominantly through mass merchandisers and home center chains. In 1999, sales of generators accounted for approximately 10% of consolidated net sales.

The Company has entered into a strategic alliance with Ballard Power Systems, Inc., ("Ballard") a leading developer of fuel cell technology for the development of a line of portable generators incorporating Ballard's fuel cell technology. This technology generates power without an internal combustion engine, and without emitting carbon monoxide. There can be no assurance that the Company will be able to develop a generator powered by fuel cells, and if so developed, there can be no assurance regarding the financial, commercial and/or marketing success of such a product.

EASTPAK. The Company designs, manufactures and distributes book bags, backpacks and related goods throughout the United States under the Eastpak and Timberland(R) brand names. The Company manufactures the majority of its products in its plants located in Puerto Rico. On November 9, 1999, the Company announced a plan to divest Eastpak. In March 2000, the Company entered into the Eastpak Sale Agreement. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 11 of Notes to Consolidated Financial Statements.

INTERNATIONAL

The Company markets a variety of products outside the United States. While the Company sells many of the same products domestically and internationally, it also sells products designed specifically to appeal to foreign markets. The Company, through its foreign subsidiaries, has manufacturing facilities in France, Indonesia, Italy, Mexico, and Venezuela, and sales administration offices, warehouse and distribution facilities in Canada, Europe, the Middle East, Asia and Latin America. The Company also sells its products directly to international customers in certain other markets through the Company's sales managers, independent distributors and commissioned sales representatives. The products sold by the international group are sourced from the Company's manufacturing operations or from vendors primarily located in Asia. International sales accounted for approximately 24%, 23%, and 21% of the Company's consolidated net sales in 1999, 1998 and 1997, respectively. The Company's international operations are managed through the following geographic areas:

EUROPE. The Company's European operations are managed from Lyon, France and the sales are predominately the Campingaz Coleman product lines acquired by the Company as part of the Coleman acquisition, including the Campingaz product lines and Eastpak products. The Campingaz product lines are similar to the outdoor recreation products sold under the Coleman brand name. The Company's European office also manages the sale and distribution of Company products throughout Africa and the Middle East.

LATIN AMERICA. The Company enjoys a strong market position in a number of product lines in Latin America. The Oster brand has the leading market share in small appliances in a number of Latin American countries, particularly Venezuela. The Company's sales in Latin America are derived primarily from household appliances, particularly the Oster blender and the Oster arepa maker.

JAPAN. The Company's sales in Japan consist almost exclusively of sales of camping equipment such as tents, stoves, lanterns, sleeping bags and accessories.

CANADA. The Company sells substantially all of its products in Canada through a distribution sales office located in Toronto.

EAST ASIA. During 1999, the Company's sales in East Asia were hampered by the economic downturn particularly in South Korea where the Company had developed a strong market for Eastpak bags, and in Indonesia where the company sells Campingaz products. The Company has established a sales office in Australia, from which it sells primarily clippers and appliances, and distributes First Alert products in Australia and New Zealand. Sales offices have also been established in the Philippines and Hong Kong.

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

CORPORATE

RETAIL. The Company sells many of its products through its retail outlet stores which are operated under the Sunbeam, Oster and Camp Coleman(R) names. As of December 31, 1999, the Company had 39 retail outlet stores in the United States and Canada which primarily carry discontinued, overstock and refurbished products for retail sale to consumers. During 1999, the Company closed several of its underperforming Sunbeam retail stores. Net sales from retail stores were not significant in any of the last three fiscal years.

LICENSING. The Company licenses the Sunbeam and/or Coleman names and logos under two types of licensing arrangements: general merchandise licenses and licenses to purchasers of businesses divested by the Company. The Company's general merchandise licensing activities involve licensing the Sunbeam and/or Coleman name and logo, for a royalty fee, to certain companies that manufacture and sell products that complement the Company's product lines. Revenue from licensing activities is generated primarily from the license of the Coleman name. In addition, the Company licenses tradenames, patents and other intellectual property rights from third parties for use in connection with the Company's products. Revenue from licensing activities were not significant in any of the last three fiscal years.

THALIA PRODUCTS, INC. The Company, through its Thalia subsidiary, is developing HLT, which is designed to allow products to communicate with each other. In January 2000, Thalia and Sunbeam introduced a line of prototype products utilizing HLT. The Company intends to have these products in production by the first quarter of 2001. The Company intends to seek external financing to fund the production of these products and their ultimate market introduction. The Company intends to finance Thalia's operations until such financing is obtained. Such financing is evidenced by an intercompany note between Thalia and the Company. There can be no assurance that Thalia will be able to secure external financing and produce products utilizing HLT technology. There also can be no assurance regarding the financial, commercial and/or marketing success of such products.

COMPETITION

The markets in which the Company operates are generally highly competitive, based primarily on product quality, product innovation, price and customer service and support, although the degree and nature of such competition vary by location and product line. The Company believes that no other competitor produces and markets the breadth of household appliance, camping and outdoor recreation products marketed by the Company.

The Company competes with various manufacturers and distributors with respect to its household appliances. Primary competitors in the kitchen appliance area have been Windmere Durable (which sells products under various brand names, including Black & Decker), Hamilton Beach/Procter Silex, West Bend, Melita, Salton-Maxim, Cuisinart, Regal, Krups, Kitchen Aid, Braun and Rival. The Company's primary competitor in the consumer scale market is Metro Corporation. The Company competes with Micro General with respect to its Pelouze scales. The Company's health care products primarily compete with those of numerous small manufacturers and distributors, none of which dominates the home health care market. The Company has one primary competitor for its electric blankets and heated throws. The primary competitors in the professional products lines are Wahl and Andis. The Company enjoys a leading market share with respect to its smoke and carbon monoxide detectors where Maple Chase, American Sensor, and Nighthawk are the primary competitors.

The Company's Outdoor Leisure products compete with numerous products sold by other manufacturers. Lanterns and stoves compete with, among others, products offered by Century Primus, American Camper and Dayton Hudson Corporation, while Desa & Schau and Mr. Heater are the primary competitors for heaters. The primary competitors for the Company's portable furniture are a variety of import companies. The Company's insulated cooler and jug products compete with products offered by Rubbermaid Incorporated, Igloo Products Corp. and The Thermos Company. The Company's sleeping bags compete with, among others, American Recreation, Slumberjack, Academy Broadway Corp. and MZH Inc, as well as certain private label manufacturers. In the tent market, the Company competes with, among others, Wenzel, Eureka and Mountain Safety Research, as well as certain private label manufacturers. The Company competes with W.C. Bradley, Meco, Fiesta, Ducane, Weber and Keanall for sales of outdoor grills and accessories. The Company's Eastpak branded backpack products compete with, among others, JanSport, Nike, Outdoor Products and The North Face, as well as certain private label manufacturers. The Company's competition in the electric light business includes, among others, Eveready and Rayovac Corporation. The Company's camping accessories compete primarily with Coughlan's. The Company's primary competitors in the generator business are Generac Corporation, Honda Motor Co., Ltd., Kawasaki and Yamaha. Primary competitors in the air compressor business include DeVilbiss and Campbell Hausfield. In addition, the Company competes with various other entities in international markets.

CUSTOMERS

The Company markets its products through virtually every category of retailer, including mass merchandisers, catalog showrooms, warehouse clubs, department stores, catalogs, Company-owned outlet stores, television shopping channels, hardware stores, home improvement centers, office products centers, drug and grocery stores, and pet supply retailers, as well as independent distributors and military post exchange outlets. In 1999, the Company sold products to virtually all of the top 100 U.S. retailers, including Wal-Mart/Sam's Club, Kmart, Mernard's, Target Stores and Home Depot. Sunbeam's largest customer, Wal-Mart, accounted for approximately 19%, 18%, and 20% of consolidated net sales in 1999, 1998 and 1997, respectively. The Company has substantially all of its U.S. customer sales on electronic data interchange (EDI) systems.

BACKLOG

The amount of backlog orders at any point in time is not a significant factor in the Company's business.

PATENTS AND TRADEMARKS

The Company believes that an integral part of its strength is its ability to capitalize on the Sunbeam(R), Coleman(R), Oster(R), Eastpak(R), Mr. Coffee(R), Health o Meter(R), HLT(R), First Alert(R) and Campingaz(R) trademarks which are registered in the United States and in numerous foreign countries. Widely recognized throughout North America, Latin America and Europe, these registered trademarks, along with Powermate(R), Pelouze(R), Peak One(R), Osterizer(R), Mixmaster(R), Toast Logic(R), Steammaster(R), Oskar(R), Grillmaster(R) and "Blanket with a Brain(R)" brands are important tO the success of the Company's products. Other important trademarks within Sunbeam include Oster Designer(R), Cuddle-Up(R) and A5(R). The loss of the Sunbeam and/or Coleman trademarks could, but the loss of any other single trademark would likely not, have a material adverse effect on the Company's business taken as a whole. The Company aggressively monitors and protects its brands against infringement and other violations.

The Company holds numerous design and utility patents covering a wide variety of products, the loss of any one of which would likely not have a material adverse effect on the Company's business taken as a whole.

RESEARCH AND DEVELOPMENT

New products and improvements to existing products are developed based upon the perceived needs and demands of consumers. Research and development expenditures are expensed as incurred. The amounts charged to operations for fiscal years 1999, 1998 and 1997 were $26.8 million, $18.7 million, and $5.7 million, respectively.

EMPLOYEES

As of December 31, 1999, the Company had approximately 12,200 full-time and part-time employees of which approximately 7,900 were employed domestically. The Company is a party to collective bargaining agreements with its hourly employees located at the Aurora, Illinois, Glenwillow, Ohio and Bridgeview, Illinois plants. The Company's Canadian warehouse employees are represented by a union, as are all of the production employees at the Company's operations in France and Italy. The Company has had no material labor-related work stoppages and, in the opinion of management, relations with its employees are generally good.

In March 2000, the Company announced that it intends to shut down operations at its Glenwillow facility. The Glenwillow facility is expected to be closed by the end of the second quarter of 2000 and will result in the elimination of approximately 300 positions.

SEASONALITY

The Company's consolidated sales are not expected to exhibit substantial seasonality; however, sales are expected to be strongest during the second quarter of the calendar year and weakest in the first quarter. Furthermore, sales of a number of products, including warming blankets, vaporizers, humidifiers, grills, First Alert products, camping and generator products, may be impacted by unseasonable weather conditions.

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

REGULATORY MATTERS

The Company is subject to various laws and regulations in connection with its business operations, including laws relating to relations with employees, maintenance of safe manufacturing facilities, truth in packaging and advertising, regulation of medical products and safety of consumer products. The Company does not anticipate that its business or operations will be materially adversely affected by compliance with any of these provisions. See Item 3 -- "Legal Proceedings".

SIGNIFICANT 1998 FINANCIAL AND BUSINESS DEVELOPMENTS

THE 1998 ACQUISITIONS

On March 2, 1998, the Company announced that it had entered into separate agreements to acquire Coleman, Signature Brands and First Alert.

Coleman is a leading manufacturer and marketer of outdoor recreational products. It manufactures and distributes widely diversified product lines for camping, leisure time and hardware markets, under the Coleman(R), Powermate(R), Campingaz(R) and Eastpak(R) brand names. On March 30, 1998, pursuant to a merger agreement dated as of February 27, 1998, the Company acquired approximately 81% of the then outstanding shares of Coleman common stock from an affiliate of MacAndrews & Forbes Holdings Inc. ("M&F"), in exchange for 14,099,749 shares of the Company's common stock and approximately $160 million in cash. In addition, the Company also assumed approximately $1,016 million in debt of Coleman and its parent corporations. Immediately after the acquisition, as a result of the exercise of Coleman employee stock options, the Company's ownership of Coleman decreased to about 79% of the outstanding shares of Coleman common stock.

In January 2000, pursuant to a merger agreement dated as of February 27, 1998, the Company acquired the remaining publicly held Coleman shares pursuant to a merger transaction which provided that the remaining Coleman stockholders (other than stockholders who are seeking appraisal rights under Delaware law) receive
0.5677 of a share of the Company's common stock and $6.44 in cash for each share of Coleman common stock they owned, aggregating approximately 6.7 million shares of the Company's common stock and $87 million in cash. The approximate $87 million aggregate cash payment included $4.8 million related to the cash out of remaining Coleman employee options, in accordance with the merger agreement, which occurred in December 1999. In addition, pursuant to a court approved settlement of claims by Coleman public stockholders the Company issued to such stockholders (other than such stockholders who are seeking appraisal rights under Delaware law), warrants expiring August 24, 2003 to purchase 4.98 million shares of the Company's common stock at $7.00 per share less approximately 498,000 warrants issued to the plaintiffs' attorneys for their fees and expenses. These warrants, which generally have the same terms as the warrants previously issued to M&F's subsidiary were issued when the consideration was paid for the Coleman merger. The total consideration given for the purchase of the remaining publicly held Coleman shares was valued at $146 million.

On April 3, 1998, the Company acquired more than 90% of the stock of each of Signature Brands and First Alert in cash tender offers. On April 6, 1998, the Company acquired the remaining shares of each of Signature Brands and First Alert in merger transactions. Signature Brands is a leading manufacturer of a comprehensive line of consumer and professional products, including coffee makers marketed under the Mr. Coffee(R) brand name and consumer health products marketed under the Health o Meter(R), Counselor(R) and Borg(R) brand names. First Alert is the worldwide leader in residential safety equipment, including smoke and carbon monoxide detectors marketed under the First Alert(R) brand name. The Company paid about $255 million in cash, including the paying down of debt, to acquire Signature Brands. The Company paid about $133 million in cash and assumed about $49 million in debt, a total consideration of about $182 million to acquire First Alert.

During the fourth quarter of 1998, as a result of the significant losses incurred by First Alert, as well as its future prospects, the Company determined that the goodwill relating to the First Alert acquisition was impaired and, based on the determination of fair value, wrote off the net carrying value of goodwill of approximately $62.5 million. This one-time charge is reflected in Selling, General & Administrative ("SG&A") expense in the 1998 Consolidated Statements of Operations.

For additional information, see Notes 2 and 15 of Notes to Consolidated Financial Statements.

ISSUANCE OF ZERO COUPON CONVERTIBLE DEBENTURES AND NEW BANK CREDIT FACILITY

In order to finance the acquisitions of Coleman, Signature Brands and First Alert and to repay substantially all of the outstanding indebtedness of the Company and the three acquired companies, the Company (i) completed an offering of Zero Coupon Convertible Senior Subordinated Debentures due 2018 (the "Debentures") at a yield to maturity of 5% (or approximately $2,014 million principal amount at maturity) on March 25, 1998, which resulted in approximately $730 million of net proceeds to the Company, and (ii) borrowed approximately $1,325 million under a new bank credit facility (as amended, the "Credit Facility"). For information regarding the Debentures and the Credit Facility, see Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

MANAGEMENT AND BOARD CHANGES

On June 15, 1998, the Company's board of directors removed Albert J. Dunlap as the Company's Chairman and Chief Executive Officer. Three days later, the Company terminated Russell A. Kersh as the Company's Vice Chairman and Chief Financial Officer. On June 15, 1998, the Company's board elected Peter A. Langerman as its non-executive Chairman of the board and Jerry W. Levin as its new Chief Executive Officer. Mr. Langerman, an outside director of Sunbeam since 1990, is President and Chief Executive Officer of Franklin Mutual Advisers, Inc., the investment adviser to Franklin Mutual Series Fund, Inc., which owns about 16% of the Company's outstanding common stock. Mr. Levin was Chairman and Chief Executive Officer of Coleman at the time the Company acquired its controlling interest in Coleman, and previously was the Chairman and Chief Executive Officer of Revlon, Inc., an affiliate of M&F.

In June 1998 Mr. Levin, Howard Gittis of M&F, and Lawrence Sondike of Franklin Mutual Advisers, Inc. were elected to the Company's board. William T. Rutter resigned from the board effective July 8, 1998, and Faith Whittlesey was elected to fill the vacancy on the audit committee resulting from Mr. Rutter's resignation. Messrs. Dunlap and Kersh resigned from the board effective August 5, 1998. In January 1999, Mr. Sondike resigned from the board and in February 1999, John H. Klein of Bi-Logix, Inc. was elected as a director. In March 1999, Mr. Levin became Chairman of the board of directors, succeeding Mr. Langerman. See Item 4--"Executive Officers of the Registrant."

RESTATEMENT OF FINANCIAL RESULTS; CHANGE OF AUDITORS

On June 25, 1998, the Company announced that its then independent auditors, Arthur Andersen LLP, ("Arthur Andersen") would not consent to the inclusion of their opinion on the Company's 1997 financial statements in a registration statement that the Company was planning to file with the Securities and Exchange Commission ("SEC"). On June 30, 1998, the Company announced that the audit committee of its board of directors would review the accuracy of the Company's prior financial statements and, therefore, those financial statements should not be relied upon. The Company announced that Deloitte & Touche LLP ("Deloitte & Touche") had been retained to assist the audit committee and Arthur Andersen in this review. On August 6, 1998, the Company announced that the audit committee had determined that the Company would be required to restate its financial statements for 1997, the first quarter of 1998, and possibly 1996, and that the adjustments, while not then quantified, would be material.

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

On November 20, 1998, the Company announced that its audit committee had recommended, and the board of directors had approved, the appointment of Deloitte & Touche to replace Arthur Andersen as the Company's independent auditors for fiscal year 1998.

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

The staff of the Division of Enforcement of the SEC advised the Company in a letter dated June 17, 1998 that it was conducting an informal inquiry into the Company's accounting policies and procedures. On July 2, 1998, the SEC informed the Company that the SEC was commencing a formal investigation of the Company. The order indicates that the SEC is investigating whether the Company, certain of its current or former officers, directors, employees and certain other persons and entities violated the federal securities laws and regulations by

         /bullet/ filing or causing to be filed inaccurate reports with the SEC,

         /bullet/ failing to maintain accurate books, records and accounts,

         /bullet/ failing to create or maintain adequate internal accounting controls, or circumventing such controls,

         /bullet/ knowingly or recklessly making false or misleading statements in reports filed with the SEC or in other public statements, or

         /bullet/ making false or misleading statements to an accountant in connection with audits or examinations of the Company's financial statements or reports filed with the SEC.

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

SETTLEMENT OF COLEMAN-RELATED CLAIMS

On August 12, 1998, the Company announced that, following investigation and negotiation conducted by a special committee of the Company's board, consisting of four outside directors not affiliated with M&F, the Company had entered into a settlement agreement with a subsidiary of M&F pursuant to which the Company was released from certain threatened claims of M&F and its subsidiaries arising from the Coleman acquisition and M&F agreed to provide certain management personnel and assistance to the Company in exchange for the issuance to the M&F subsidiary of a warrant expiring August 24, 2003 to purchase up to 23 million shares of the Company's common stock at an exercise price of $7.00 per share, subject to anti-dilution provisions.

On October 21, 1998, the Company announced that it had entered into a Memorandum of Understanding to settle, subject to court approval, certain class actions brought by public stockholders of Coleman challenging the Coleman merger. The court approved such settlement in November 1999. Under the terms of the settlement, the Company issued to the Coleman public stockholders warrants expiring August 24, 2003 to purchase 4.98 million shares of the Company's common stock at $7.00 per share less approximately 498,000 warrants issued to plaintiffs' attorneys for their fees and expenses. These warrants generally have the same terms as the warrants previously issued to M&F's subsidiary.

OPTIONS EXCHANGE

In August 1998, the Company approved an exchange plan for outstanding options to purchase shares of the Company's common stock held by the Company's employees. The exchange plan, which has been completed, provided for the outstanding options with exercise prices in excess of $10.00 per share to be valued by reference to the generally accepted Black-Scholes option pricing model, and permitted the Company's employees to exchange old options for new options having an exercise price of $7 per share and a value equivalent to 75% of the value of the old options. See Note 9 of Notes to Consolidated Financial Statements.

MATTERS INVOLVING FORMER MANAGEMENT

In early August 1998, the Company entered into a six-month agreement with Messrs. Dunlap and Kersh in which all parties agreed not to assert claims against each other and to exchange information relating to the pending stockholder lawsuits. The Company also agreed to pay a portion of the accrued vacation and employment benefits of Messrs. Dunlap and Kersh.

After the agreement expired, by letters dated February 9, 1999, Messrs. Dunlap and Kersh submitted demands for arbitration to the American Arbitration Association each alleging that the Company terminated his employment without cause. Messrs. Dunlap and Kersh are seeking lump sum payments of about $5,250,000 and $2,296,875, respectively. Messrs. Dunlap and Kersh also are seeking:

         /bullet/ amounts for accrued but unused vacation;

         /bullet/ amounts in respect of certain benefit plans;

         /bullet/ a ruling that their options to acquire shares of the Company's common stock are fully vested and that they will receive the economic equivalent of their participation in the Company's program for repricing of options as described above; and

         /bullet/ in the case of Mr. Kersh, more than $3 million, including tax gross-ups, with respect to his restricted stock.

The Company is vigorously contesting the claims of Messrs. Dunlap and Kersh. To date, the Company has not made any severance payments to either of Messrs. Dunlap or Kersh. See Item 3--"Legal Proceedings."

ITEM 2.    PROPERTIES

The Company's principal properties as of December 31, 1999 are as follows:

                                                                                                      SQUARE          OWNED/
BUILDING LOCATION               PRINCIPAL USE                                                         FOOTAGE         LEASED
United States
Aurora, IL                    First Alert offices, manufacture of fire extinguishers.........        236,000          Leased
Boca Raton, FL                Corporate headquarters.........................................        100,626          Leased
Bridgeview, IL                Offices and manufacture of scales..............................        157,000          Owned
Glenwillow, OH                Manufacture of Mr. Coffee products, distribution warehouse
                                and offices..................................................        458,000          Leased(2)
Hattiesburg, MS               Manufacture of molded plastic parts, humidifiers, vaporizers,
                                warehouse/distribution, and offices..........................        725,000          Owned
Haverhill, MA                 Office and warehouse/distribution..............................        111,750          Leased
Kearney, NE                   Manufacture/assembly of portable generators; office and
                                warehouse....................................................        155,460          Leased(1)
Lake City, SC                 Manufacture of sleeping bags...................................        165,000          Owned
Maize, KS                     Manufacture of propane cylinders and machined parts............        116,000          Leased
McMinnville, TN               Manufacture of clippers, trimmers and blades...................        169,400          Leased
Neosho, MO                    Manufacture of outdoor barbecue grills.........................      1,876,000          Owned
New Braunfels, TX             Manufacture of insulated coolers and other plastic
                                products.....................................................        337,000          Owned
Pocola, OK                    Manufacture of outdoor folding furniture and
                                warehouse....................................................        186,000          Owned
Springfield, MN               Manufacture of air compressors.................................        175,000          Owned
Waynesboro, MS                Manufacture of electric blankets...............................        893,714          Leased
Wichita, KS                   Manufacture of lanterns and stoves and insulated coolers and jugs; research and development and design operations;
                                office and warehouse.........................................      1,197,000          Owned
Morovis and Orocovis,         Manufacture of daypacks, sports bags, and related products;
   Puerto Rico                  office and warehouse.........................................        110,000          Leased

International
Acuna, Mexico                 Manufacture of appliances......................................        110,000          Owned
Barquisimeto, Venezuela       Manufacture of appliances......................................         75,686          Owned
Centenaro di Lonato, Italy    Manufacture of butane lanterns, stoves, heaters and grills;
                                office and warehouse.........................................         77,000          Owned
Juarez, Mexico                Manufacture of smoke and carbon monoxide detectors.............        109,000          Leased
Matamoros, Mexico             Manufacture of controls........................................         91,542          Owned
Mississauga, Canada           Sales and distribution office..................................         19,891          Leased
St. Genis Laval, France       Manufacture of lanterns and stoves, filling of gas cylinders,
                                and assembly of grills; office and warehouse..................     2,070,000          Owned(3)

(1) The owned facilities at Kearney, Nebraska reside on land leased under three leases that expire in 2007 with options to extend each for three additional ten-year periods.

(2) In March 2000, the Company announced that it intends to shut down this facility by the end of the second quarter of 2000.

(3) The warehouse portion of St. Genis Laval, France is leased for terms that expire in 2004; the remaining facility is owned.

The Company also maintains leased sales and administrative offices in the United States, Europe, Asia and Latin America, among other sites. The Company leases various warehouse facilities and/or accesses public warehouse facilities as needed on a short-term lease basis. The Company maintains gas filling plants in Indonesia, St. Genis Laval France and the United Kingdom. The Company also leases a total of 178,937 square feet for the operation of its retail outlet stores. Company management considers the Company's facilities to be suitable for the Company's operations, and believes that the Company's facilities provide sufficient capacity for its production requirements.

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

On June 16, 1998, the court entered an order consolidating all these suits and all similar class actions subsequently filed (collectively, the "Consolidated Federal Actions"). On January 6, 1999, plaintiffs filed a consolidated amended class action complaint against the Company, some of its present and former directors and former officers, and Arthur Andersen. The consolidated amended class action complaint alleges, among other things, that defendants made material misrepresentations and omissions regarding the Company's business operations and future prospects in an effort to artificially inflate the price of the Company's common stock and call options, and that, in violation of section 20(a) of the Exchange Act, the individual defendants exercised influence and control over the Company, causing the Company to make material misrepresentations and omissions. The consolidated amended complaint seeks an unspecified award of money damages. In February 1999, plaintiffs moved for an order certifying a class consisting of all persons and entities who purchased the Company's common stock or who purchased call options or sold put options with respect to the Company's common stock during the period April 23, 1997 through June 30, 1998, excluding the defendants, their affiliates, and employees of the Company. Defendants have opposed that motion. In March 1999, all defendants who had been served with the consolidated amended class action complaint moved to dismiss it and the court granted the motion only as to certain non-employee current and former directors and a former officer, and denied it as to the other defendants. Arthur Andersen has filed counterclaims against the Company, and a third-party complaint against a director of the Company and against unnamed third party corporations.

On April 7, 1998, a purported derivative action was filed in the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against the Company and some of its present and former directors and former officers. The action alleged that the individual defendants breached their fiduciary duties and wasted corporate assets when the Company granted stock options in February 1998 to three of its now former officers and directors. In June 1998, all defendants filed a motion to dismiss the complaint for failure to make a pre-suit demand on the Company's board of directors. In February 1999, plaintiffs filed an amended derivative complaint nominally on behalf of the Company against some of its present and former directors and former officers and Arthur Andersen. This amended complaint alleges, among other things, that Messrs. Dunlap and Kersh, the Company's former Chairman and Chief Executive Officer and former Chief Financial Officer, respectively, caused the Company to employ fraudulent accounting procedures in order to enable them to secure new employment contracts, and seeks a declaration that the individual defendants have violated fiduciary duties, an injunction against the payment of compensation to Messrs. Dunlap and Kersh or the imposition of a constructive trust on such payments, and unspecified money damages. The defendants have each moved to dismiss the amended complaint in whole or in part.

During 1998, purported class action and derivative lawsuits were filed in the Court of Chancery of the State of Delaware in New Castle County and in the U.S. District Court for the Southern District of Florida by stockholders of the Company against the Company, MacAndrews & Forbes and some of the Company's present and former directors. These complaints allege, among other things, that the defendants breached their fiduciary duties when the Company entered into a settlement agreement with the MacAndrews & Forbes subsidiary that sold the Company a controlling interest in Coleman. In such settlement agreement, the MacAndrews & Forbes subsidiary released the Company from threatened claims arising out of the Company's acquisition of its interest in Coleman, and MacAndrews & Forbes agreed to provide management support to the Company. Under the settlement agreement, the MacAndrews & Forbes subsidiary was granted a warrant expiring August 24, 2003 to purchase up to an additional 23 million shares of the Company's common stock at an exercise price of $7 per share, subject to anti-dilution provisions. The derivative actions filed in the Delaware Court of Chancery were consolidated. The plaintiffs voluntarily dismissed the action in the Delaware Chancery Court. The action filed in the U.S. District Court for the Southern District of Florida has been dismissed. In April 2000, a complaint was filed in the U.S. District Court for the Southern District of Florida against the Company, certain current and former directors, Messrs. Dunlap and Kersh and MacAndrews & Forbes alleging, among other things, that certain of the defendants breached their fiduciary duty when the Company entered into a settlement agreement with MacAndrews & Forbes and certain of the defendants breached their fiduciary duty and wasted corporate assets by, among other things, issuing materially false and misleading statements regarding the Company's financial condition. The plaintiff in this action seeks, among other things, recession of the warrants issued to MacAndrews & Forbes and an injunction preventing the issuance of such warrant and damages.

In September 1998, an action was filed in the 56th Judicial District Court of Galveston County, Texas alleging various claims in violation of the Texas Securities Act and Texas Business & Commercial Code as well as common law fraud as a result of the Company's alleged misstatements and omissions regarding the Company's financial condition and prospects during a period beginning May 1, 1998 and ending June 16, 1998, in which the U.S. National Bank of Galveston, Kempner Capital Management, Inc. and Legacy Trust Company engaged in transactions in the Company's common stock on their own behalf and on behalf of their respective clients. The Company is the only named defendant in this action. The complaint requests recovery of compensatory damages, punitive damages and expenses in an unspecified amount. This action was subsequently transferred to the U.S. District Court for the Southern District of Florida and consolidated with the Consolidated Federal Actions.

In October 1998, a class action lawsuit was filed in the U.S. District Court for the Southern District of Florida on behalf of certain purchasers of the debentures against the Company and certain of the Company's former officers and directors. In April 1999, a class action lawsuit was filed in the U.S. District Court for the Southern District of Florida on behalf of persons who purchased debentures during the period of March 20, 1998 through June 30, 1998, inclusive, but after the initial offering of such debentures against the Company, Arthur Andersen, the Company's former auditor, and certain former officers and directors. The court consolidated the two cases and the plaintiffs have filed a consolidated class action on behalf of persons who purchased debentures in the initial offering and in the market during the period March 20, 1998 through June 30, 1998. The amended complaint alleges, among other things, violations of the federal and state securities laws and common law fraud. The plaintiffs seek, among other things, either unspecified monetary damages or rescission of their purchase of the debentures. This action is coordinated with the Consolidated Federal Actions.

The Company has been named as a defendant in an action filed in the District Court of Tarrant County, Texas, 48th Judicial District, on November 20, 1998. The plaintiffs in this action are purchasers of the debentures. The plaintiffs allege that the Company violated the Texas Securities Act and the Texas Business & Commercial Code and committed state common law fraud by materially misstating the financial position of the Company in connection with the offering and sale of the debentures. The complaint seeks rescission, as well as compensatory and exemplary damages in an unspecified amount. The Company specially appeared to assert an objection to the Texas court's exercise of personal jurisdiction over the Company, and a hearing on this objection took place in April 1999. Following the hearing, the court entered an order granting the Company's special appearance and dismissing the case without prejudice. The plaintiffs moved for reconsideration of the court order, which motion the court denied.

On February 9, 1999, Messrs. Dunlap and Kersh filed with the American Arbitration Association demands for arbitration of claims under their respective employment agreements with the Company. Messrs. Dunlap and Kersh are requesting a finding by the arbitrator that the Company terminated their employment without cause and that they should be awarded certain benefits based upon their respective employment agreements. The Company has answered the arbitration demands of Messrs. Dunlap and Kersh and has filed counterclaims seeking, among other things, the return of all consideration paid, or to be paid, under the February 1998 Employment Agreements between the Company and Messrs. Dunlap and Kersh. An answer was filed by Messrs. Dunlap and Kersh generally denying the Company's counterclaim. Discovery is pending.

On September 13, 1999, an action naming the Company and Arthur Andersen as defendants was filed in the Circuit Court for Montgomery County, Alabama. The plaintiffs in this action are purchasers of the Company's common stock during the period March 19, 1998 through May 6, 1998. The plaintiffs allege, among other things, that the defendants violated the Alabama Securities Laws. The plaintiffs seek compensatory and punitive damages in an unspecified amount. Arthur Andersen has filed a cross claim against the Company for contribution and indemnity. The Company has filed a motion to dismiss.

The Company intends to vigorously defend each of the foregoing lawsuits, but cannot predict the outcome and is not currently able to evaluate the likelihood of the Company's success in each case or the range of potential loss, if any. However, if the Company were to lose one or more of these lawsuits, judgments would likely have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

In July 1998, the American Alliance Insurance Company ("American Alliance") filed suit against the Company in the U.S. District Court for the Southern District of New York requesting a declaratory judgment of the court that the directors' and officers' liability insurance policy for excess coverage issued by American Alliance was invalid and/or had been properly canceled by American Alliance. As a result of a motion made by the Company, this case has been transferred to the U.S. District Court for the Southern District of Florida for coordination and consolidation of pre-trial proceedings with the various actions pending in that court. In October 1998, an action was filed by Federal Insurance Company ("Federal Insurance") in the U.S. District Court for the Middle District of Florida requesting the same relief as that requested by American Alliance in the previously filed action as to additional coverage levels under the Company's directors' and officers' liability insurance policy. This action has been transferred to the U.S. District Court for the Southern District of Florida. Discovery in the cases brought by American Alliance and Federal Insurance is underway and coordinated with the discovery in the Consolidated Federal Actions. In December 1998, an action was filed by Executive Risk Indemnity, Inc. in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida requesting the same relief as that requested by American Alliance and Federal Insurance in their previously filed actions as to additional coverage levels under the Company's directors' and officers' liability insurance policy. In April 1999, the Company filed an action in the U.S. District Court for the Southern District of Florida against National Union Fire Insurance Company of Pittsburgh, PA, ("National Union"), Gulf Insurance Company ("Gulf"), and St. Paul Mercury Insurance Company ("St. Paul") requesting, among other things, a declaratory judgment that National Union is not entitled to rescind its directors' and officers' liability insurance policies to the Company and a declaratory judgment that the Company is entitled to coverage from these insurance companies for the various lawsuits described herein under directors' and officers' liability insurance policies issued by each of the defendants. The Company has settled its litigation with National Union. In response to the Company's complaint, defendants St. Paul and Gulf have answered and asserted counterclaims seeking rescission and declaratory relief that no coverage is available to the Company. The Company intends to pursue recovery from all of its insurers if damages are awarded against the Company or its indemnified officers and/or directors under any of the foregoing actions and to recover attorneys' fees covered under those policies. The Company's failure to obtain such insurance recoveries following an adverse judgment in any of the actions described above could have a material adverse effect on the Company's financial position, results of operations or cash flows.

By letter dated June 17, 1998, the staff of the Division of Enforcement of the SEC advised the Company that it was conducting an informal inquiry into the Company's accounting policies and procedures and requested that the Company produce certain documents. In July 1998, the SEC issued a Formal Order of Private Investigation, designating SEC officers to take testimony and pursuant to which a subpoena was served on the Company requiring the production of certain documents. In November 1998, another SEC subpoena requiring the production of additional documents was received by the Company. The Company has provided numerous documents to the SEC staff and continues to cooperate with the SEC staff. The Company has, however, declined to provide the SEC with material that the Company believes is subject to the attorney-client privilege and the work product immunity. The SEC has not commenced any civil or administrative proceedings as a result of its investigation, and the Company cannot predict at this time whether the SEC will seek to impose any monetary or other penalties against the Company. Under these circumstances, the Company cannot estimate the duration of the investigation or its outcome.

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

Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees for defending such actions. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs and other significant factors which vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. As of December 31, 1999, the Company had established accruals for litigation matters of $24.3 million (representing $9.6 million and $14.7 million for estimated damages or settlement amounts and legal fees, respectively), and $31.2 million as of December 31, 1998 (representing $17.5 million and $13.7 million for estimated damages or settlement amounts and legal fees, respectively). It is anticipated that the $24.3 million accrual at December 31, 1999 will be paid as follows: $20.8 million in 2000, $3.4 million in 2001 and $0.1 million in 2002. The Company believes, based on information available on December 31, 1999, that anticipated probable costs of litigation matters existing as of December 31, 1999 have been adequately reserved to the extent determinable.

PRODUCT LIABILITY MATTERS

As a consumer goods manufacturer and distributor, the Company and/or its subsidiaries face the constant risks of product liability and related lawsuits involving claims for substantial money damages, product recall actions and higher than anticipated rates of warranty returns or other returns of goods. These claims could result in liabilities that could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. Some of the product lines the Company acquired in the 1998 acquisitions have increased its exposure to product liability and related claims.

BRK Brands, Inc. and Sunbeam (Canada Limited) are defendants in an alleged class action lawsuit in Ontario, Canada that claims, among other things, that the defendants failed to adequately inform consumers regarding the performance of smoke detectors utilizing ionization technology. The alleged class action consists of all consumers in Ontario, Canada who have purchased ionization detectors manufactured or sold by the defendants or their predecessors. BRK Brands is also a defendant in two separate alleged class action lawsuits in the United States, one in the United States District Court for the Northern District of Alabama and the other in Circuit Court, Twentieth Judicial District, St. Clair, Illinois (the "U.S. Class Action"). The plaintiffs in the U.S. Class Action made substantially the same allegations as the plaintiff in the above-alleged class action in Ontario, Canada. The defendants intend to vigorously defend this lawsuit, but cannot predict the outcome and is not currently able to evaluate the likelihood of the defendant's success or the range of potential loss, if any. However, if the defendants were to lose one of these lawsuits, it could have a material adverse effect on the defendants' financial position, results of operations or cash flows.

The Company is party to various personal injury and property damage lawsuits relating to its products and incidental to its business. Annually, the Company sets its product liability insurance program which is an occurrence based program, based on the Company's current and historical claims experience and the availability and cost of insurance. The Company's program for 1999 was comprised of a self-insurance retention of $3.5 million per occurrence, and was limited to $28.0 million in the aggregate.

Cumulative amounts estimated to be payable by the Company with respect to pending and potential claims for all years in which the Company is liable under its self-insurance retention have been accrued as liabilities. Such accrued liabilities are necessarily based on estimates (which include actuarial determinations made by independent actuarial consultants as to liability exposure, taking into account prior experience, numbers of claims and other relevant factors); thus, the Company's ultimate liability may exceed or be less than the amounts accrued. The methods of making such estimates and establishing the resulting liability are reviewed on a regular basis and any adjustments resulting therefrom are reflected in current operating results.

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

ENVIRONMENTAL MATTERS

The Company's operations, like those of comparable businesses, are subject to certain federal, state, local and foreign environmental laws and regulations in addition to laws and regulations regarding labeling and packaging of products and the sales of products containing certain environmentally sensitive materials. The Company believes it is in substantial compliance with all environmental laws and regulations which are applicable to its operations. Compliance with environmental laws and regulations involves certain continuing costs; however, such costs of ongoing compliance have not resulted, and are not anticipated to result, in a material increase in the Company's capital expenditures or to have a material adverse effect on the Company's competitive position, results of operations, financial condition or cash flows.

In addition to ongoing environmental compliance at its operations, the Company also is actively engaged in environmental remediation activities many of which relate to divested operations. As of December 31, 1999, the Company has been identified by the United States Environmental Protection Agency ("EPA") or a state environmental agency as a potentially responsible party ("PRP") in connection with seven sites subject to the federal Superfund Act and five sites subject to state Superfund laws comparable to the federal law (collectively the "Environmental Sites"), exclusive of sites at which the Company has been designated (or expects to be designated) as a de minimis (less than 1%) participant.

The Superfund Act, and related state environmental remediation laws, generally authorize governmental authorities to remediate a Superfund site and to assess the costs against the PRPs or to order the PRPs to remediate the site at their expense. Liability under the Superfund Act is joint and several and is imposed on a strict basis, without regard to degree of negligence or culpability. As a result, the Company recognizes its responsibility to determine whether other PRPs at a Superfund site are financially capable of paying their respective shares of the ultimate cost of remediation of the site. Whenever the Company has determined that a particular PRP is not financially responsible, it has assumed for purposes of establishing reserve amounts that such PRP will not pay its respective share of the costs of remediation. To minimize the Company's potential liability with respect to the Environmental Sites, the Company has actively participated in steering committees and other groups of PRPs established with respect to such sites. The Company currently is engaged in active remediation activities at thirteen sites, seven of which are among the Environmental Sites referred to above, and six of which have not been designated as Superfund sites under federal or state law. The remediation efforts in which the Company is involved include facility investigations, including soil and groundwater investigations, corrective measure studies, including feasibility studies, groundwater monitoring, extraction and treatment and soil sampling, excavation and treatment relating to environmental clean-ups. In certain instances, the Company has entered into agreements with governmental authorities to undertake additional investigatory activities and in other instances has agreed to implement appropriate remedial actions. The Company has also established reserve amounts for certain non-compliance matters including those involving air emissions.

The Company has established reserves to cover the anticipated probable costs of investigation and remediation, based upon periodic reviews of all sites for which the Company has, or may have remediation responsibility. The Company accrues environmental investigation and remediation costs when it is probable that a liability has been incurred, the amount of the liability can be reasonably estimated and the Company's responsibility for the liability is established. Generally, the timing of these accruals coincides with the earlier of formal commitment to an investigation plan, completion of a feasibility study or the Company's commitment to a formal plan of action. As of December 31, 1999 and 1998, the Company's environmental reserves were $19.9 million (representing $18.2 million for the estimated costs of facility investigations, corrective measure studies, or known remedial measures, and $1.7 million for estimated legal costs) and $25.0 million (representing $22.9 million for the estimated costs of facility investigations, corrective measure studies, or known remedial measures, and $2.1 million for estimated legal costs), respectively. It is anticipated that the $19.9 million accrual at December 31, 1999 will be paid as follows: $3.8 million in 2000, $2.9 million in 2001, $2.5 million in 2002, $0.7 million in 2003, $0.6 million in 2004 and $9.4 million thereafter. The Company has accrued its best estimate of investigation and remediation costs based upon facts known to the Company at such dates and because of the inherent difficulties in estimating the ultimate amount of environmental costs, which are further described below, these estimates may materially change in the future as a result of the uncertainties described below. Estimated costs, which are based upon experience with similar sites and technical evaluations, are judgmental in nature and are recorded at undiscounted amounts without considering the impact of inflation and are adjusted periodically to reflect changes in applicable laws or regulations, changes in available technologies and receipt by the Company of new information. It is difficult to estimate the ultimate level of future environmental expenditures due to a number of uncertainties surrounding environmental liabilities. These uncertainties include the applicability of laws and regulations, changes in environmental remediation requirements, the enactment of additional regulations, uncertainties surrounding remediation procedures including the development of new technology, the identification of new sites for which the Company could be a PRP, information relating to the exact nature and extent of the contamination at each site and the extent of required cleanup efforts, the uncertainties with respect to the ultimate outcome of issues which may be actively contested and the varying costs of alternative remediation strategies. The Company continues to pursue the recovery of some environmental remediation costs from certain of its liability insurance carriers; however, such potential recoveries have not been offset against potential liabilities and have not been considered in determining the Company's environmental reserves.

Due to uncertainty over remedial measures to be adopted at some sites, the possibility of changes in environmental laws and regulations and the fact that joint and several liability with the right of contribution is possible at federal and state Superfund sites, the Company's ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of December 31, 1999.

The Company believes, based on information available as of December 31, 1999 for sites where costs are estimable, that the costs of completing environmental remediation of all sites for which the Company has a remediation responsibility have been adequately reserved and that the ultimate resolution of these matters will not have a material adverse effect upon the Company's financial condition, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1999, there were no matters submitted to a vote of the Company's security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

As of March 30, 2000, the executive officers of the Company are as follows:

NAME                                      AGE      POSITION

Jerry W. Levin.....................       55       Chairman of the Board,
                                                   President, Chief
                                                   Executive Officer and
                                                   Director
Paul E. Shapiro....................       58       Executive Vice President
                                                   and Chief Administrative
                                                   Officer
Bobby G. Jenkins....................      38       Executive Vice President
                                                   and Chief Financial Officer
Steven R. Isko......................      36       Senior Vice President and
                                                   General Counsel
Ronald H. Dunbar....................      63       Senior Vice President,
                                                   Human Resources
Barbara L. Allen....................      44       Secretary

JERRY W. LEVIN was appointed Chief Executive Officer, President and a director of Sunbeam in June 1998 and was elected as Chairman of the Sunbeam board of directors on March 29, 1999. Mr. Levin has served as Chairman of the Board and Chief Executive Officer of Coleman since August 1998 and as Chief Executive Officer of Coleman from June 1998 to August 1998. Mr. Levin previously held the position of Chairman and Chief Executive Officer of Coleman from February 1997 until March 1998. Mr. Levin was also the Chairman of Coleman from 1989 to 1991. Mr. Levin was Chairman of Revlon, Inc. from November 1995 until June 1998, Chief Executive Officer of Revlon, Inc. from 1992 until January 1997, and President of Revlon, Inc. from 1991 to 1995. Mr. Levin has been Executive Vice President of MacAndrews & Forbes since March 1989. For 15 years prior to joining MacAndrews & Forbes, Mr. Levin held various senior executive positions with the Pillsbury Company. Mr. Levin is also a member of the boards of directors of Revlon, Inc.; Ecolab, Inc.; and U.S. Bancorp.

PAUL E. SHAPIRO joined Sunbeam as Executive Vice President and Chief Administrative Officer in June 1998. Mr. Shapiro was also appointed Executive Vice President and Chief Administrative Officer and a director of Coleman in June 1998. Mr. Shapiro previously held the position of Executive Vice President and General Counsel of Coleman from July 1997 until March 1998. Before joining Coleman, he was Executive Vice President, General Counsel and Chief Administrative Officer of Marvel Entertainment Group, Inc. ("Marvel"). Marvel and several of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in 1996. Mr. Shapiro served as an executive officer of Marvel at the time of such filing. He had previously spent over 25 years in private law practice and as a business executive, most recently as a shareholder in the law firm of Greenberg Traurig Hoffman Lipoff Rosen & Quentel. Mr. Shapiro is also a member of the board of directors of Toll Brothers, Inc.

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

STEVEN R. ISKO joined Sunbeam in June 1999 as Senior Vice President and General Counsel. Mr. Isko also serves as Senior Vice President and General Counsel of Coleman. From May 1998 to December 1998, Mr. Isko was Senior Vice President, General Counsel and Secretary of The Cosmetic Center, Inc. From June 1997 to April 1998, Mr. Isko was Vice President, Legal for Coleman and from June 1996 to July 1997 was Vice President - Law and Corporate Secretary of Marvel. Prior to June 1996, Mr. Isko was an associate at the law firm of Skadden, Arps, Slate, Meagher & Flom LLP in New York, New York.

RONALD H. DUNBAR was appointed Senior Vice President, Human Resources in August 1998. Mr. Dunbar also serves as Senior Vice President, Human Resources of Coleman. Mr. Dunbar was Senior Vice President, Human Resources of Revlon, Inc. from 1992 until 1998. Mr. Dunbar was Vice President and General Manager of Arnold Menn and Associates, a career management consulting and executive outplacement firm, from 1989 to 1991 and Executive Vice President and Chief Human Resources Officer of Ryder System, Inc., a highway transportation firm, from 1978 to 1989. Prior to that, Mr. Dunbar served in senior executive human resources positions at Xerox Corporation and Ford Motor Company.

BARBARA L. ALLEN joined Sunbeam in June 1999 as Secretary. Ms. Allen has also served as Secretary of Coleman since June 1999. From April 1998 to June 1999, Ms. Allen was a consultant to Coleman. From April 1997 to March 1998, Ms. Allen was Secretary of Coleman. Prior to April 1997, Ms. Allen served in various capacities at Coleman, including as Assistant Secretary from December 1991 to April 1997. Ms. Allen's business address is The Coleman Company, Inc., 3600 North Hydraulic Street, P.O. Box 2931, Wichita, Kansas 67201.

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

                                                                                               PRICE RANGE OF         DIVIDENDS
                                                                                                COMMON STOCK             PER
                                                                                               HIGH        LOW       COMMON SHARE
Year Ended December 31, 1998
   First Quarter........................................................................      $53        $35 7/16        $0.01
   Second Quarter.......................................................................       45 9/16     8 3/16           --
   Third Quarter........................................................................       10 3/8      5 1/8            --
   Fourth Quarter.......................................................................        7 5/16     4 5/8            --

Year Ending December 31, 1999
   First Quarter........................................................................       $7 7/8     $5 1/2            --
   Second Quarter.......................................................................        9 1/8      5 1/8            --
   Third Quarter........................................................................        8          5 5/8            --
   Fourth Quarter.......................................................................        6 1/4      3 7/8            --

Year Ending December 31, 2000
   First Quarter........................................................................        6 1/16     3 7/8            --
   Second Quarter ......................................................................        4 3/16     2 15/16          --


As of April 25, 2000, there were approximately 4,489 holders of record of shares of common stock.

Sunbeam stopped paying dividends on its common stock after the first quarter of 1998 and has no intention of paying dividends in the foreseeable future. Moreover, Sunbeam's Credit Facility, as amended, prohibits the payment of cash dividends.

RECENT SALES OF UNREGISTERED SECURITIES

Pursuant to their respective employment agreements (the "Employment Agreements"), the Company granted certain options (the "Options") on August 12, 1998 to Messrs. Levin, Shapiro, Jenkins and Mr. Hall in consideration for services rendered or to be rendered by these executives. Mr. Hall resigned as President, International of the Company in April 2000. The grants were made pursuant to Section 4(2) under the Securities Act of 1933 and, accordingly, were not registered under federal or state securities law. The following table specifies the number of shares of common stock underlying these options:

Jerry W. Levin..................................................     2,750,000
Paul E. Shapiro.................................................       600,000
Bobby G. Jenkins................................................       450,000
Jack D. Hall....................................................       400,000

The options above were granted in 1998 and approved by the Company's stockholders on June 29, 1999. Of these options, 2,750,000 were granted to Mr. Levin with exercise prices of $14.00 (500,000 options), $10.50 (500,000 options) and $7.00 (1,750,000 options), which vest in their entirety on June 14, 2001. Messrs. Shapiro and Jenkins were granted 600,000 options and 450,000 options, respectively, with an exercise price of $7.00, which vest in their entirety on June 14, 2001. Mr. Hall was granted 400,000 options, with an exercise price of $7.00, which vest in their entirety on October 1, 2000.

Effective February 1, 1998, pursuant to their respective employment agreements with the Company (the "1998 Agreements"), the Company granted certain options (the "1998 Options") to Messrs. Dunlap and Kersh and to David C. Fannin, each of whom is a former officer of the Company, in consideration for services rendered or to be rendered by these former executives. The grants were made pursuant to
Section 4(2) under the Securities Act of 1933 and, accordingly, were not registered under federal or state securities law. The following table specifies the number of shares of common stock underlying these options:

Albert J. Dunlap................................................     3,750,000
Russel A. Kersh.................................................     1,125,000
David C. Fannin.................................................       750,000

The 1998 Options had a term of 10 years and an exercise price of $36.85 per share. The 1998 Agreement with Mr. Dunlap provided that one-third of Mr. Dunlap's 1998 options would vest immediately, while the remaining two-thirds would vest in subsequent years. The 1998 Agreement with Mr. Kersh provided that one-fourth of Mr. Kersh's 1998 options would vest immediately, while the remaining three-fourths would vest in subsequent years. All of Mr. Fannin's 1998 Options were canceled pursuant to his termination agreement.

As of February 1, 1998, the Company also granted to Mr. Dunlap 300,000 shares of unregistered common stock and granted 150,000 and 30,000 shares of restricted unregistered common stock to Messrs. Kersh and Fannin, respectively. These shares were granted in consideration for services rendered or to be rendered by these former executives. The grants were made pursuant to Section 4(2) under the Securities Act of 1933 and, accordingly, were not registered under federal or state securities laws.

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

The Company and Messrs. Dunlap and Kersh are currently engaged in disputes with respect to the obligations of the Company under their respective 1998 Agreements, including the status of the foregoing option and stock grants.
See Item 3--"Legal Proceedings."

On March 25, 1998, the Company sold approximately $2,014 million aggregate principal amount of Debentures to the sole initial purchaser, Morgan Stanley & Co. Incorporated, pursuant to Section 4(2) under the Securities Act of 1933. The Debentures were then resold to qualified institutional buyers in reliance on Rule 144A under the Securities Act and a limited number of "institutional accredited investors" as defined in Rule 501(A)(1), (2), (3) or (7) under the Securities Act. The Company sold the Debentures for $750.0 million, net. The underwriting discounts and commissions totaled $20.4 million. See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

On March 30, 1998, the Company acquired from an affiliate of M&F indirect beneficial ownership of 44,067,520 shares of common stock of Coleman, or approximately 81% (79% after the exercise of certain stock options immediately after the acquisition) of the then outstanding shares of Coleman common stock, for 14,099,749 shares of the Company's common stock and approximately $160 million in cash. In addition, the Company assumed approximately $1,016 million of debt. The Company issued these shares to the M&F affiliate pursuant to
Section 4(2) of the Securities Act. See Item 1--"Significant 1998 Financial and Business Developments--The 1998 Acquisitions."

On August 12, 1998, the Company announced that it had entered into a settlement agreement with an affiliate of M&F, pursuant to which the Company was released from certain threatened claims of M&F and its affiliates arising from the acquisition of Coleman and M&F agreed to provide certain management personnel and assistance to the Company in exchange for the issuance to the M&F affiliate of a warrant expiring August 24, 2003 to purchase up to 23 million shares of the Company common stock at a cash exercise price of $7 per share, subject to anti-dilution provisions. The issuance of the warrant was made in accordance with Section 4(2) of the Securities Act. See Item 1--"Significant 1998 Financial and Business Developments-Settlement of Coleman-Related Claims."

ITEM 6.    SELECTED FINANCIAL DATA

The following is a summary of certain financial information relating to the Company. This summary should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes. All amounts in the table are expressed in millions, except per share data.

                                                                           FISCAL YEARS ENDED

                                              DECEMBER 31,    DECEMBER 31,    DECEMBER 28,    DECEMBER 29,   DECEMBER 31,
                                                1999 (1)      1998 (2)(3)       1997 (4)        1996 (5)          1995
                                              -----------     -----------     -----------     -----------     -----------
Statement of Operations Data:
Net sales                                     $   2,398.0     $   1,836.9     $   1,073.1     $     984.2     $   1,016.9
Cost of goods sold                                1,793.4         1,781.9           831.0           896.9           809.1
Selling, general and administrative
   expense                                          701.2           725.0           152.6           221.7           137.5
Restructuring and asset impairment
   (benefit) charges                                 --              --             (14.6)          110.1            --
                                              -----------     -----------     -----------     -----------     -----------
Operating (loss) earnings                     $     (96.6)    $    (670.0)    $     104.1     $    (244.5)    $      70.3
                                              ===========     ===========     ===========     ===========     ===========
(Loss) earnings from continuing operations
   before extraordinary charge                $    (299.5)    $    (775.5)    $      52.3     $    (170.2)    $      37.6
Earnings from discontinued operations, net
   of taxes (6)                                      --              --              --               0.8            12.9
Loss on sale of discontinued operations,
   net of taxes (6)                                  --              --             (14.0)          (39.1)           --
Extraordinary charge from early
   extinguishments of debt                           --            (122.4)           --              --              --
                                              -----------     -----------     -----------     -----------     -----------
Net (loss) earnings                           $    (299.5)    $    (897.9)    $      38.3     $    (208.5)    $      50.5
                                              ===========     ===========     ===========     ===========     ===========

Per Share Data:
Weighted average common shares outstanding:
   Basic                                            100.7            97.1            84.9            82.9            81.6
   Diluted                                          100.7            97.1            87.5            82.9            82.8
(Loss) earnings per share from continuing
   operations before extraordinary charge:
   Basic                                      $      (2.97)   $      (7.99)   $       0.62    $      (2.05)   $       0.46
   Diluted                                           (2.97)          (7.99)           0.60           (2.05)           0.45
Net (loss) earnings per share:
   Basic                                             (2.97)          (9.25)           0.45           (2.51)           0.62
   Diluted                                           (2.97)          (9.25)           0.44           (2.51)           0.61
Cash dividends declared per share                    --               0.01            0.04            0.04            0.04
Balance Sheet Data (at period end):
Working capital                                     311.7           488.5           369.1           359.9           411.7
Total assets                                      3,132.3         3,405.5         1,058.9         1,059.4         1,158.7
Long-term debt, less current portion              2,164.0         2,142.4           194.6           201.1           161.6
Shareholders' (deficiency) equity                   (59.3)          260.4           472.1           415.0           601.0


(1) Includes an asset impairment charge of $52.0 million, fixed asset and inventory charges of $15.0 million, and $27.3 million in charges related to Year 2000 and systems initiatives expenses. Results for the year also include $26.2 million of other significant and unusual charges. See discussion in Item 7 - "Management's Discussion and Analysis of Financial Condition and Result of Operations - Significant and Unusual Charges".

(2) On March 30, 1998, the Company acquired approximately 81% of the then outstanding shares of common stock of Coleman. On April 6, 1998, the Company completed the cash acquisitions of First Alert and Signature Brands. The acquisitions were accounted for under the purchase method of accounting and, accordingly, the financial position and results of operations of each acquired entity is included in the Consolidated Financial Statements from the applicable date of acquisition.

(3) Includes charges of $70.0 million related to the issuance of warrants, $62.5 million related to the write-off of goodwill, $122.4 million related to the early extinguishments of debt, $39.4 million related to fixed asset impairments, $34.4 million of compensation expense and severance recorded in connection with new employment agreements with the Company's former Chairman and Chief Executive Officer and two other former senior officers, and $95.8 million related to excess and obsolete inventory reserves, see Notes 2, 3, 8, 11 and 17 of Notes to the Consolidated Financial Statements.

                       (Footnotes continued on next page)

(Footnotes continued from previous page)

(4) Includes the reversal of $28.0 million pre-tax liabilities no longer required and of $13.3 million tax liabilities no longer required.

(5) Includes special charges of $239.2 million before taxes. See Notes 12 and 13 of Notes to Consolidated Financial Statements.

(6) Represents earnings from the Company's furniture business, net of taxes, and the estimated loss on disposal.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITIONS

On March 30, 1998, pursuant to a merger agreement dated as of February 27, 1998, the Company, through a wholly-owned subsidiary, acquired approximately 81% of the total number of then outstanding shares of common stock of Coleman from an affiliate of M&F in exchange for 14,099,749 shares of the Company's common stock and approximately $160 million in cash. In addition, the Company assumed approximately $1,016 million in debt of Coleman and its parent corporations. Immediately afterwards, as a result of the exercise of Coleman employee stock options, the Company's indirect beneficial ownership of Coleman decreased to approximately 79%.

In January 2000, pursuant to a merger agreement dated as of February 27, 1998, the Company acquired the remaining publicly held Coleman shares pursuant to a merger transaction which provided that the remaining Coleman stockholders (other than stockholders who are seeking appraisal rights under Delaware law) receive
0.5677 of a share of the Company's common stock and $6.44 in cash for each share of Coleman common stock they owned, aggregating approximately 6.7 million shares of the Company's common stock and $87 million in cash. The approximate $87 million aggregate cash payment included $4.8 million related to the cash out of remaining Coleman employee options, in accordance with the merger agreement, which occurred in December 1999. In addition, pursuant to a court approved settlement of claims by Coleman public stockholders the Company issued to such stockholders (other than such stockholders who are seeking appraisal rights under Delaware law), warrants expiring August 24, 2003 to purchase 4.98 million shares of the Company's common stock at $7.00 per share less approximately 498,000 warrants issued to the plaintiffs' attorneys for their fees and expenses. These warrants, which generally have the same terms as the warrants previously issued to M&F's subsidiary were issued when the consideration was paid for the Coleman merger. The total consideration given for the purchase of the remaining publicly held Coleman shares was valued at $146 million.

On April 6, 1998, the Company completed the cash acquisitions of First Alert, a leading manufacturer of smoke and carbon monoxide detectors, and Signature Brands, a leading manufacturer of consumer and professional products. The First Alert acquisition was valued at approximately $182 million, including $133 million of cash and $49 million of assumed debt. The Signature Brands acquisition was valued at $255 million, reflecting cash paid, including the required retirement or defeasance of debt.

All of the above acquisitions were recorded under the purchase method of accounting and accordingly, the financial position and results of operations of each acquired entity are included in the Consolidated Financial Statements from the respective dates of acquisition. The purchase prices of the acquired entities have been allocated to individual assets acquired and liabilities assumed based on estimates of fair values determined by independent appraisals at the dates of acquisition. Approximately $1.1 billion of goodwill was recorded by the Company in connection with the acquisition of Coleman. Goodwill has been allocated to the various operating businesses of Coleman based on the estimated fair value of Coleman's component businesses.

ASSET IMPAIRMENT AND OTHER CHARGES

EASTPAK

During the fourth quarter of 1999, the Company announced its intent to sell Eastpak. In March 2000, the Company entered into the Eastpak Sale Agreement with VF Corporation to sell Eastpak. The final purchase price is subject to certain post-closing adjustments and retention of certain liabilities. Eastpak, a wholly-owned subsidiary of Coleman, was acquired by the Company in March 1998. Net sales from Eastpak was approximately 5% of consolidated net sales in both 1999 and 1998. Operating income in both 1999 and 1998 was not significant. In the fourth quarter of 1999, as a result of the Company's change in business strategy for Eastpak, an evaluation for impairment of Eastpak's long-lived assets was performed pursuant to SFAS No. 121. Based upon this analysis, the Company determined that the fair market value of Eastpak's long-lived assets, including intangibles, was less than the carrying value.

Accordingly, during the fourth quarter of 1999, the Company adjusted the carrying value of Eastpak's net assets to its estimated fair value (less estimated costs of sale) resulting in a non-cash impairment charge of $52 million. This charge reduced the goodwill associated with Eastpak. The fair market value of Eastpak was determined based upon the purchase price in the Eastpak Sale Agreement. This charge is reflected in SG&A in the 1999 Consolidated Statements of Operations. Eastpak is included in the Company's Outdoor Leisure business group.

FIRST ALERT

Due to First Alert's financial performance in 1998 and its prospects for 1999 and beyond, the Company determined that the goodwill relating to this acquisition was impaired. Accordingly, based on its determination of fair value, the Company wrote off the net carrying value of First Alert's goodwill of $62.5 million in the fourth quarter of 1998.

FIXED ASSET IMPAIRMENT AND EXCESS AND OBSOLETE INVENTORY RESERVES

In the fourth quarter of 1999, in connection with the completion of the Company's 2000 strategic planning process, the decision was made to discontinue a number of products, primarily scales, humidifiers and certain camping stoves, lights and air mattresses, previously made by the Company, resulting in equipment and tooling that will no longer be utilized by the Company and inventory levels in excess of anticipated sales volume. In addition, as a result of the Company's business planning process, which was completed in the fourth quarter of 1999, the Company identified certain other assets that would no longer be required for ongoing operations. Accordingly, a charge of $8.0 million was recorded in the fourth quarter of 1999 in Cost of Goods Sold to write certain of these fixed assets down to their estimated fair market values. Substantially all of this charge related to machinery, equipment and tooling at the Company's Hattiesburg, Mississippi manufacturing facility. These assets were taken out of service at the time of the write-down and were not depreciated further after the write-down. These assets had a nominal salvage value and no significant remaining carrying value as of December 31, 1999 and are expected to be disposed of during the first half of 2000. Depreciation expense associated with these assets approximated $0.9 million in 1999, $0.6 million in 1998 and $0.4 million in 1997. During the fourth quarter of 1999 the Company also made the decision to discontinue certain grill and grill accessory stock keeping units ("SKUs"). As a result of this decision, the Company reduced the economic useful life associated with the machinery, equipment and tooling used for these SKUs. Approximately $3 million of additional depreciation expense was recorded over the fourth quarter of 1999 from the time the decision was made to exit the product line until production ceased at December 31, 1999 and resulted in the affected assets being fully depreciated. Depreciation expense associated with these assets was $4.6 million in 1999, $1.5 million in 1998, and $0.4 million in 1997. These assets are expected to be disposed of during the first half of 2000, and the Company does not expect to generate significant proceeds as a result of the disposal. Additionally, as a result of the Company's decision to discontinue certain camping stoves, lights, air mattresses, scales and humidifiers, a $3.0 million charge was recorded during the fourth quarter of 1999 to properly state this inventory at the lower-of-cost-or-market. The Company also recognized approximately $0.8 million related to certain other product lines to properly state the inventory at the lower-of-cost-or-market. These charges for excess inventories were based upon management's best estimate of net realizable value.

In the second quarter of 1998, the Company decided to outsource or discontinue a substantial number of products, principally breadmakers, toasters and certain other appliances, air and water filtration products and to eliminate certain SKUs within existing product lines, primarily relating to appliances, grills and grill accessories, previously made by the Company, resulting in the identification of certain facilities and equipment that would no longer be used. Accordingly, a charge of $29.6 million was recorded in Cost of Goods Sold to write certain of these assets down to their estimated fair market value. Approximately 80% of this charge related to machinery, equipment and tooling at the Company's Mexico City and Hattiesburg, Mississippi manufacturing plants, the estimated fair value of which was derived through an auction process. The remainder of this charge related to tooling and equipment at various other facilities, which either had a nominal value or the fair market value of which was derived through an auction process. These assets were taken out of service at the time of the write-down and consequently were not depreciated further after the write-down. The net carrying value of these assets after the write-down approximated $2.2 million and these assets were disposed of by December 31, 1999. Depreciation expense associated with these assets approximated $2.6 million in 1998, $4.2 million in 1997 and $3.5 million in 1996.

Personnel at the Mexico City facility were notified in the second quarter of 1998 that the plant was scheduled for closure at year-end 1998; accordingly, at that time a liability of $1.8 million was recorded in Cost of Goods Sold primarily for employee severance. The employee severance related to approximately 1,200 positions of which approximately 1,100 were terminated, and $1.4 million paid in severance as of December 31, 1998. Substantially all of the remaining positions were eliminated and severance payments were made by July 31, 1999. In the third quarter of 1998, the Company recorded in Cost of Goods Sold, an additional provision for impairment of fixed assets of $3.1 million in an acquired entity, relating to assets taken out of service for which there was no remaining value. The asset impairment resulted from management's decision, during the third quarter, to discontinue certain SKUs within product lines, principally generators, compressors and propane cylinders. These fixed assets were taken out of service at the time of the write-down and consequently were not depreciated further after the write-down. Depreciation expense associated with these assets approximated $0.8 million in 1998. In the fourth quarter of 1998, the Company recorded a $7.1 million charge as a result of management's decision, during the fourth quarter, to outsource the production of certain appliances (principally irons). This charge to Cost of Goods Sold primarily consisted of a provision for certain tooling and equipment ($6.7 million) and severance and related benefits ($0.4 million). This tooling and equipment, which had no remaining value, was written off and depreciation of this equipment was discontinued at the time of the write-down. Depreciation expense associated with these assets approximated $2.4 million in 1998, $2.3 million in 1997 and $0.9 million in 1996. The severance costs related to approximately 45 production employees. Substantially all of these employees' positions were eliminated and the severance obligation was paid by December 31, 1999.

During 1997 and the first half of 1998, the Company built inventories in anticipation of 1998 sales volumes which did not materialize. As a result, it became necessary to dispose of some portions of excess inventories at amounts less than cost. Accordingly, during 1998, when it became evident that the anticipated sales volumes would not materialize, the Company recorded $58.2 million in charges (of which $46.4 million, $2.2 million and $9.6 million, were recorded during the second, third and fourth quarters of 1998, respectively) to properly state this inventory at the lower-of-cost-or-market. This inventory primarily related to certain appliances, grills and grill accessories. The Company also recorded a charge of $11.0 million during the second quarter for excess inventories for raw materials and work in process that will not be used due to outsourcing the production of breadmakers, toasters and certain other appliances. In addition, during 1998, the Company made the decision to exit certain product lines, primarily air and water filtration products, and to eliminate certain SKUs within existing product lines, primarily relating to appliances, grills and grill accessories. As a result of this decision, a $26.6 million charge was recorded during the second quarter to properly state this inventory at the lower-of-cost-or-market. Total charges for excess inventories recorded at the lower-of-cost-or-market, based upon management's best estimate of net realizable value, amounted to approximately $95.8 million at December 31, 1998. See Note 12 of Notes to Consolidated Financial Statements for asset impairment and other charges recorded in conjunction with a 1996 restructuring plan.

RESTATEMENTS

On June 30, 1998, the Company announced that the audit committee of its board of directors was initiating a review into the accuracy of the Company's prior financial statements. The audit committee's review has since been completed and, as a result of its findings, the Company has restated its previously issued consolidated financial statements for 1996 and 1997 and the first quarter of 1998. Based upon the audit committee's review, it was determined that some revenue had been inappropriately recognized, some costs and allowances had not been accrued or were improperly recorded, and some costs were inappropriately included in, and subsequently charged to, restructuring, asset impairment and other costs within the Consolidated Statements of Operations for the years ended December 29, 1996 and December 28, 1997 and the three months ended March 31, 1998. The Company's financial statements for the years ended December 28, 1997 and December 29, 1996 were restated, audited and filed on Form 10-K/A with the SEC on November 9, 1998. The accompanying Consolidated Financial Statements present the restated results.

In connection with the restatements referred to above, Arthur Andersen advised the Company that it believed there were material weaknesses in the Company's internal controls. In order to address these material weaknesses, the Company has increased the number of senior financial personnel and has implemented comprehensive review procedures of operating and financial information. Additionally, as explained in more detail under "--Year 2000 Readiness Disclosure" within this Item 7, the Company significantly enhanced its operating systems.

FISCAL YEAR

To standardize the fiscal period end of the Company with those of the recently acquired entities, Coleman, Signature Brands and First Alert, effective with its 1998 fiscal year, the Company has changed its fiscal year end from the Sunday nearest December 31 to a calendar year fiscal year. See Note 1 of Notes to Consolidated Financial Statements.

SIGNIFICANT AND UNUSUAL CHARGES

Consolidated operating results for 1999 and 1998 were impacted by a number of significant and unusual charges. Operating income, adjusted for these items, is summarized in the following table and succeeding narrative.

                                                                                          COMBINED HISTORICAL
                                                                                                 RESULTS
                                                                     YEAR ENDED DECEMBER 31,    YEAR ENDED
                                                                    ------------------------   DECEMBER 31,
                                                                        1999          1998          1998
                                                                    ----------    ----------    ----------
(Amounts in millions)

Net sales - As reported                                             $  2,398.0    $  1,836.9    $  2,138.7

Gross margin - As reported                                               604.6          55.0         130.1
Significant and unusual items:
   Provision for inventory                                                 3.8          95.8          95.8
   Fixed asset charges                                                    11.2          39.4          39.4
   Warranty reserve adjustments                                            3.7          --            --
   Insurance proceeds and other                                           (3.0)          0.4           0.4
   Purchase accounting                                                    --            28.1          28.1
                                                                    ----------    ----------    ----------
    Adjusted gross margin                                                620.3         218.7         293.8

Selling, general and administrative
   expense ("SG&A") - As reported                                        701.2         725.0         827.0
Significant and unusual items:
   Asset impairment                                                      (52.0)        (62.5)        (62.5)
   Issuance of warrants to M&F                                            --           (70.0)        (70.0)
   Former employees' severance and deferred compensation                  (4.7)        (34.4)        (34.4)
   Year 2000 and systems initiatives expenses                            (26.9)        (10.0)        (10.0)
   Restatement related expenses                                           (7.6)        (20.4)        (20.4)
   Office relocation expense                                              --            (4.0)         (4.0)
   Certain litigation and environmental reserve adjustments               (7.6)         (3.7)         (3.7)
   Contract terminations, facilities closing expenses and other           (6.0)         --           (11.9)
                                                                    ----------    ----------    ----------
    Adjusted SG&A                                                        596.4         520.0         610.1
                                                                    ----------    ----------    ----------
Adjusted operating income (loss)..................................  $     23.9    $   (301.3)   $   (316.3)
                                                                    ==========    ==========    ==========

The combined historical results of operations for the year ended December 31, 1998 include the combined historical results of Coleman, Signature Brands and First Alert from the beginning of 1998 to their respective acquisition dates. The combined historical results do not include pro forma purchase accounting adjustments including those related to the amortization of the purchase price of these acquisitions. Certain amounts included in the historical results of the acquired companies have been reclassified to conform to the Company's presentation. Presentation of these combined results is made to enhance comparability between the periods presented and such amounts are not necessarily indicative of the combined results that would have occurred had these acquisitions been consummated at the beginning of 1998.

PROVISION FOR INVENTORY AND FIXED ASSET CHARGES

In addition to the charge taken in 1998, the excess and obsolete inventory existing in 1998 has impacted the Company's operating results in several ways, with two primary effects. First, gross margins have been impacted by sales, at below normal prices, of obsolete inventory into non-traditional channels and excess inventory into traditional channels. In addition, due to the high levels of excess inventory at the end of 1998, the Company's usage of its manufacturing facilities has been lower than normal, resulting in lower fixed cost absorption, which in turn, reduced gross margins in 1998 and 1999 for certain of the Company's products.

See "Fixed Asset Impairment and Excess and Obsolete Inventory Reserves" above for further information.

WARRANTY RESERVE ADJUSTMENTS

The Company periodically reviews its warranty reserves for adequacy based upon the accumulation of historical information and experience. As a result of this review process, utilizing the accumulation of additional historical information and based upon an additional year's experience, the Company recorded a $3.7 million adjustment to the warranty reserve in the fourth quarter of 1999 related to an acquired company. The additional information and experience provided the basis for conforming the computation of the reserve to the methodology that has been historically utilized by the Company and is reflective of management's estimate of warranty exposure related to this business at December 31, 1999.

INSURANCE PROCEEDS AND OTHER

In October 1999, one warehouse facility utilized by the Company for storage experienced a fire which resulted in the loss of approximately 80% of the inventory at that location. This fair market value of the inventory loss was fully covered by insurance. As of December 31, 1999, results of operations include $4.5 million related to an insurance settlement. Partially offsetting the insurance settlement gain are customs duties on imports of manufactured goods in a foreign jurisdiction ($1.1 million) relating to an adjustment of these estimated duties payable. This category also includes in 1999 $0.4 million related to Year 2000 and systems initiatives expenses. See related discussion below. The 1998 period includes $0.4 million for severance and other benefits relating to the Company's decision to outsource the production of irons, see "Fixed Asset Impairment and Excess and Obsolete Inventory Reserves" above.

PURCHASE ACCOUNTING

The Company recorded the acquisitions of Coleman, First Alert and Signature Brands using the purchase method of accounting. In accordance with this accounting method, inventory pertaining to the acquisitions was recorded at fair value. The fair value of the inventory exceeded the book value reflected on the balance sheets of the acquired companies as of the respective acquisition dates. The excess of the fair value of inventory over its pre-acquisition book value was recorded in cost of sales as the inventory was sold. The impact of this purchase accounting adjustment was $20.5 million and $7.6 million in the second and third quarters of 1998, respectively. The Company's results in 2000 will include additional adjustments of this nature due to the completion of the Coleman merger in January 2000.

ASSET IMPAIRMENT

See "Asset Impairment and Other Charges" above.

ISSUANCE OF WARRANTS TO M&F

On August 12, 1998, the Company announced that, following investigation and negotiation conducted by a special committee of the Company's board of directors consisting of four outside directors not affiliated with M&F, the Company had entered into a settlement agreement with a subsidiary of M&F pursuant to which the Company was released from certain threatened claims of M&F and its subsidiaries arising from the Coleman acquisition. In connection with the settlement agreement, M&F agreed to provide certain management personnel and assistance to the Company in exchange for the issuance to the M&F subsidiary of a warrant expiring August 24, 2003 to purchase up to 23 million shares of the Company's common stock at a cash exercise price of $7.00 per share, subject to anti-dilution adjustments. The Company concluded that the agreement to issue this warrant did not result in a new measurement date for the purposes of determining the purchase price for Coleman and accounted for the issuance of this warrant in the third quarter of 1998 as a cost of settling a potential claim. Accordingly, a $70.0 million non-cash SG&A expense was recorded in the third quarter of 1998, based upon a valuation performed as of August 1998 using facts existing at that time. The valuation was conducted by an independent consultant engaged by the special committee of the board of directors.

FORMER EMPLOYEES' SEVERANCE AND DEFERRED COMPENSATION

The Company recognized severance costs of $4.7 million during 1999 ($0.5 million in the third quarter and $4.2 million in the fourth quarter) primarily related to management consolidations in the Household business segment. The severance costs related to approximately 85 positions. Substantially all of these positions were elimianted by December 31, 1999 and substantially all of the severance obligation will be paid by December 31, 2000. The management consolidations are the result of the Company's strategic business decision in the fourth quarter of 1999 to enhance efficiency of operations.

On February 20, 1998, the Company entered into new three-year employment agreements ("1998 Employment Agreements") with its then Chairman and Chief Executive Officer and two other senior officers of the Company. The 1998 Employment Agreements provided for, among other items, the acceleration of vesting of restricted stock and the forfeiture of unvested restricted stock that had been granted under the executives' prior employment agreements, new restricted stock grants and options to purchase common shares. In addition, the 1998 Employment Agreements provided for income tax gross-ups with respect to any tax assessed on the restricted stock grants and acceleration of vesting of restricted stock. Total compensation expense recognized in the first quarter of 1998 related to these items was approximately $31 million. The Company also recognized approximately $3.7 million of severance for former employees in the third quarter of 1998. (See Note 8 of Notes to Consolidated Financial Statements.)

YEAR 2000 AND SYSTEMS INITIATIVES EXPENSES

See "Year 2000 Readiness Disclosure" within this Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

RESTATEMENT RELATED EXPENSES

On June 30, 1998, the Company announced that the audit committee of its board of directors was initiating a review into the accuracy of the Company's prior financial statements. The audit committee's review was completed and, as a result of its findings, the Company was required to restate its previously issued consolidated financial statements for 1996 and 1997 and the first quarter of 1998. In connection with the restatement efforts, the Company incurred $20.4 million of costs in 1998 principally representing legal, accounting and auditing, and consulting costs of $14.1 million, $5.7 million and $0.6 million, respectively. During 1999, the Company incurred $7.6 million in additional legal costs related to restatement efforts.

OFFICE RELOCATION EXPENSE

In 1998, the Company made the decision to relocate the corporate headquarters and exit several existing building leases in connection with a plan to consolidate office space. Accordingly, a charge of $4.0 million was recorded in the third quarter primarily related to lease termination fees and cancellation penalties.

CERTAIN LITIGATION AND ENVIRONMENTAL RESERVE ADJUSTMENTS

During 1999 the Company recorded charges of $5.2 million related to two litigation matters arising out of circumstances the Company believes are not likely to reoccur. Additionally, during 1999, the Company recorded additional environmental reserves of $2.4 million, primarily related to divested operations.

The 1998 charge consists of a $3.0 million reversal in the first quarter of 1998 of environmental reserves which were no longer required as a result of a favorable development at a remediation site, offset by additional reserves of $6.7 million, primarily related to divested operations.

CONTRACT TERMINATIONS, FACILITIES CLOSING EXPENSES AND OTHER

In the fourth quarter of 1999, the Company recorded a charge of $1.2 million as a result of a decision to terminate a contract for manufacturing supplies and factory services. Additionally, in the first quarter of 1999 a charge of approximately $1 million was recorded relating to the renegotiation of a contract with one of the Company's licensees.

In the fourth quarter of 1999, in connection with the completion of the Company's strategic planning process, the decision was made to close several under-performing Sunbeam retail stores. As a result of this decision, the Company recorded a charge in the fourth quarter of 1999 of approximately $2 million, primarily related to the write-off of leasehold improvements and lease termination fees.

During 1999, the Company recorded an additional $1.8 million charge related to the following: (i) approximately $0.9 million was recorded through the end of the third quarter as a result of management's strategic decision to close a warehouse in Mexico; (ii) approximately $0.6 million was recorded in the fourth quarter to properly value certain assets related to the Company's Hong Kong business, and (iii) approximately $0.3 million was recorded at Coleman in the fourth quarter for adjustment of restructuring reserves.

During the first quarter of 1998, Coleman, Signature Brands and First Alert incurred costs associated with their acquisitions by the Company of $7.2 million, $2.7 million and $2.0 million, respectively. These costs included advisory, legal and accounting fees.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Net sales for the twelve months ended December 31, 1999 and 1998 were $2,398.0 million and $1,836.9 million respectively, an increase of $561.1 million. Results for the twelve months ended December 31, 1998 include Coleman, Signature Brands and First Alert from their respective acquisition dates. After adjusting 1998 sales to include sales of the acquired companies for the periods from the beginning of 1998 through the respective dates of acquisition, combined historical net sales would be $2,138.7 million. 1999 net sales increased approximately $259 million or 12% over 1998 combined historical net sales. Information that adjusts for the results of the acquisitions prior to the actual acquisition dates (the "combined historical" information) is provided for informational purposes only and is to enhance comparability of the period presented. This information is not necessarily indicative of what the combined results would have been had these acquisitions occurred at the beginning of the periods presented or the results for any future period. Product sales in 1998 were affected by the channel loading which took place during 1997 and the first quarter of 1998. The Company believes the effect of this prior business practice resulted in higher levels of sales during 1998 of approximately $50 million. This factor affects the year-to-year comparisons for all of the Company's operating groups. The Company believes that over half of the impact of this prior business practice related to the Household business segment and the remainder related to Outdoor Cooking products and the International group. The increase in net sales for 1999 over 1998 combined historical net sales results primarily from the Outdoor Leisure group, which had an increase in net sales of approximately $167 million in 1999 as compared to the combined historical net sales in the same period in the prior year. This increase over combined historical net sales was largely due to an increase in sales of outdoor recreation products (primarily related to appliances and fuel products) and Powermate(R) generators (both aggregating approximately $182 million). The higher level of sales of these products is believed to be partially attributable to heightened consumer sensitivity to the need for emergency preparedness. The Company believes that this heightened sensitivity is reflective of a combination of factors, including weather conditions and Year 2000 considerations and to the extent sales resulted from Year 2000 concerns, sales may be adversely affected in 2000. The Company has considered the potential for higher than normal returns relative to its products that are considered Year 2000 related. Through the first quarter of 2000, the percentage of returns have approximated historical rates. Outdoor Cooking products net sales increased approximately $24 million in 1999 as compared to 1998 combined historical net sales. Excluding the estimated effect on 1998 of channel loading, Outdoor Cooking products net sales increased approximately $10 million. The increase in Outdoor Cooking net sales is primarily attributable to gas grills and grill accessories. Partially offsetting the increases in 1999 net sales over 1998 combined historical net sales is the effect of the divestitures of the Coleman safety and security business in March 1998 and Coleman Spas, Inc. in October 1998 (approximately $34 million) and weaknesses in domestic net sales of Eastpak products (approximately $3 million). Household net sales in 1999 increased approximately $25 million compared to 1998 combined historical net sales. This increase is primarily attributable to personal care products as a result of a strengthening in the retail environment and expansion of product distribution within existing channels. Excluding the estimated effect on 1998 of channel loading, Household net sales were approximately the same as in the prior year. The Company believes that approximately two-thirds of the effect of channel loading on Household net sales related to the Company's appliance products. International net sales in 1999 increased approximately $73 million over 1998 combined historical net sales. A portion of this increase related to the higher customer inventory levels in 1998 as compared to 1999. Higher sales in Canada, Europe and Japan resulted predominantly from strong retail demand of Powermate(R) and outdoor recreation products. This increase was partially offset by the impact of weak economic conditions in Latin America.

Gross margin for the twelve months ended December 31, 1999 and 1998 was $604.6 million and $55.0 million respectively, an increase of $549.6 million. As a percentage of net sales, gross margin improved to approximately 25% in 1999 as compared to approximately 3% in the 1998 period. Adjusting for the combined results of the acquired companies and excluding the effects of 1999 and 1998 significant and unusual items, which are summarized above under the heading "Significant and Unusual Charges", gross margin for 1999 increased approximately $327 million over the 1998 combined historical gross margin. Adjusted for the significant and unusual charges and for the effect of the acquired companies, the gross margin percentages improved to 26% and 14% in 1999 and 1998, respectively. The Outdoor Leisure group contributed approximately 40% of the 1999 gross margin improvement over the 1998 combined historical gross margin. Approximately 80% of the improvement in the Outdoor Leisure group's gross margin resulted from higher sales volumes, volume-related manufacturing overhead absorption improvements, as well as improvements in manufacturing. The balance of the increase resulted from improved product mix and lower levels of returns. The Household group contributed approximately 30% of the 1999 gross margin improvement over the 1998 combined historical gross margin. The improvement in the Household group's gross margin resulted primarily from lower sales deduction rates, improved manufacturing processes and controls and improved product mix. The International group contributed the balance of the 1999 gross margin improvement over 1998 combined historical gross margin. Approximately 40% of the improvement in the International group's gross margin resulted from the shut down of the Mexico City manufacturing facility which had experienced high material usage costs and employee benefit costs in the prior year. The remaining improvement resulted from increased sales volume, a lower level of product returns and improved product mix.

SG&A expense for the twelve months ended December 31, 1999 was $701.2 million, a decrease of $23.8 million or 3.3% over the prior year. After adjusting 1998 SG&A expense to include the acquired companies' SG&A expense for the period from the beginning of 1998 through the respective dates of acquisition, combined historical SG&A expense was $827.0 million. Excluding the effects of 1998 significant and unusual charges, as described above under "Significant and Unusual Charges", adjusted 1998 SG&A expenses were approximately $610 million. Excluding the significant and unusual charges, as described above under "Significant and Unusual Charges", adjusted 1999 SG&A costs were $596.4 million, a decrease of approximately $14 million over adjusted 1998 SG&A expense. The decrease in SG&A expenses is primarily attributable to certain 1998 expenses which did not reoccur in 1999. These 1998 expenses include increases associated with restructuring reserves at Coleman (approximately $7 million) and higher bad debt expense (approximately $20 million). The effect of these 1998 non-recurring expenses is partially offset by higher levels of selling and administrative costs during 1999 driven by increased net sales and increased spending of approximately $8 million for research and development ("R&D"). The higher levels of R&D costs relate to new product development, including "Smart Products", which the Company plans to offer through its Thalia subsidiary in 2001. In addition, 1999 includes the full year effect of headcount that was to a large extent added during the latter part of 1998 to support future growth as well as to provide the resources necessary to support the decision to bring in-house certain functions that had previously been outsourced. The Company is in the process of fully integrating certain of these functions and expects that when this process has been completed consolidated SG&A expense for these functions will be reduced.

Operating results for 1999 and 1998 were losses of $96.6 million in 1999 and $670.0 million in 1998. Adjusted for the historical results of the acquired companies and excluding significant and unusual charges, as previously described, operating results for the 1999 period were a profit of $23.9 million and a loss of $316.3 million in the 1998 period. This change resulted from the factors discussed above.

Interest expense increased from $130.6 million in 1998 to $200.2 million in 1999. Approximately 50% of the change related to higher borrowing levels in 1999 resulting primarily from borrowings for the acquisitions that were outstanding for the entire 1999 period as compared to only a portion of the 1998 period. The balance of this increase was primarily driven by (i) the increase in the expense related to liquidated damages payable to debenture holders (approximately $2 million); (ii) interest associated with certain customs duties on imports of manufactured goods (approximately $4 million), See "Insurance Proceeds and Other" above, (iii) the impact of higher interest rates during 1999, and (iv) increased borrowings to fund operations during 1999.

Other income, net of $3.6 million in 1999 included a gain of approximately $4 million relating to the sale of the Mexico City facility. Other income, net in 1999 also included foreign exchange gains ($2.6 million) which were largely offset by credit facility fees. Other income, net of $4.3 million in 1998 included $8.0 million from the settlement of a lawsuit partially offset by net foreign exchange losses, primarily from Mexico.

The minority interest reported in 1999 and 1998 relates to the minority interest held in Coleman by public stockholders.

During 1999, the Company recorded a tax benefit of $8.8 million as compared to a benefit of $10.1 million in the prior year. The 1999 current tax benefit primarily resulted from federal income tax refunds received during the year. The current tax benefit is net of taxes on earnings of foreign subsidiaries of approximately $3 million. During 1999, the Company also recognized deferred tax benefits relating to the asset impairment charge recorded in the fourth quarter and as a result of the net operating losses incurred. During 1998, the current tax provision arose largely from taxes on the earnings of foreign subsidiaries as well as certain franchise taxes. Deferred tax benefits were recognized in 1998 principally due to net operating losses incurred subsequent to the acquisitions. The deferred tax benefits were realized in both years through the reduction of deferred tax credits that were established in connection with the acquisitions.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 28, 1997

Consolidated operating results for 1998 and 1997 were impacted by a number of significant and unusual charges. Operating (loss) income presented on a comparable basis, and excluding these items, is summarized below and in the succeeding narrative.

                                                                             FISCAL YEAR ENDED
                                                                         ------------------------
                                                                        DECEMBER 31,  DECEMBER 28,
                                                                            1998          1997
                                                                         ----------    ----------
(Amounts in millions)

Net sales - As reported                                                  $  1,836.9    $  1,073.1
   Less: Net sales from acquired companies                                 (1,009.0)         --
                                                                         ----------    ----------
     Net sales, excluding acquired companies                                  827.9       1,073.1
Significant and unusual items:
   Impact of change in fiscal year end                                         (5.5)         --
   Reversal of reserves no longer required                                     --            (5.4)
   Sales of excess or discontinued inventory                                  (12.7)        (31.3)
   Sales related to divested product lines                                     --            (4.2)
                                                                         ----------    ----------
     Adjusted net sales                                                       809.7       1,032.2

Gross margin - As reported                                                     55.0         242.1
   Less: Gross margin from acquired companies                                (205.1)         --
                                                                         ----------    ----------
     Gross margin, excluding acquired companies                              (150.1)        242.1

Significant and unusual items:
   Provision for inventory                                                     95.8          --
   Fixed asset charges                                                         39.4          --
   Reversal of reserves no longer required                                     --           (15.8)
   Capitalization of manufacturing supply inventories                          --            (2.8)
   Impact of change in fiscal year end                                         (0.8)         --
                                                                         ----------    ----------
     Adjusted gross margin                                                    (15.7)        223.5

Selling, general and administrative
   expense ("SG&A") - As reported                                             725.0         152.6
   Less: SG&A from acquired companies                                        (329.9)         --
                                                                         ----------    ----------
     SG&A, excluding acquired companies                                       395.1         152.6

Significant and unusual items:
   Issuance of warrants to M&F                                                (70.0)         --
   Former employees' deferred compensation and severance                      (34.4)         --
   Year 2000 and system initiatives expenses                                   (6.1)         --
   Restatement related expenses                                               (20.4)         --
   Restructuring related charges                                               --           (15.8)
   Environmental reserve adjustments                                           (3.7)         --
   Reversal of reserves no longer required                                     --            12.1
   Impact of change in fiscal year end and office relocation expense           (6.3)         --
                                                                         ----------    ----------
     Adjusted SG&A                                                            254.2         148.9
                                                                         ----------    ----------
Adjusted operating (loss) gain                                           $   (269.9)   $     74.6
                                                                         ==========    ==========

The results from operations for the year ended December 31, 1998 are adjusted to exclude the results of Coleman, Signature Brands and First Alert from their respective acquisition dates. Presentation of 1998 results excluding the acquired companies is provided to enhance comparability between the periods presented and such amounts are not necessarily indicative of the results that could have been achieved had these acquisitions not occurred during 1998.

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

For the acquired companies, net sales from the dates of the acquisitions through fiscal year-end were approximately $152 million lower than the same period in the prior year. This decline was caused by lower net sales at Coleman ($81.5 million), Signature Brands ($31.2 million) and First Alert ($39.2 million). Excluding the effects of Coleman's sale of its safety and security business in March 1998 and the discontinuation of its pressure washer business during 1997, Coleman's 1998 sales would have been approximately $4 million lower than in 1997. The Company believes that Signature Brands' decline, primarily in its coffee and tea products, resulted largely from lost distribution and insufficient attention to the business during part of 1998. The Company believes that all of the acquired businesses were, to some extent, impacted by the disruption that arose from the integration with the Company and the related management changes, both at the acquired companies and at the Company. First Alert's sales decline related predominantly to increased inventory positions in the domestic channel in 1997 as compared to 1998 with the remaining decrease primarily related to more favorable weather conditions in the fourth quarter of 1997 as compared to the same period in 1998 which affected consumer shopping patterns. Excluding the effects from purchase accounting, and the write-off of First Alert's goodwill, as discussed in Note 2 of Notes to Consolidated Financial Statements and approximately $12 million of transaction costs incurred by the acquired companies relating to them being purchased by Sunbeam, operating profit for these three companies declined by approximately $33 million since the acquisitions in 1998 as compared to the same period in the prior year, resulting primarily from lower net sales.

Consolidated net sales for the year ended December 31, 1998 were $1,836.9 million, an increase of $763.8 million versus the year ended December 28, 1997. After excluding:

         /bullet/ $1,009.0 million of sales generated by the acquired companies;

         /bullet/ $5.5 million of sales in 1998 resulting from the change in fiscal year end, as described in Note 1 to the Consolidated Financial Statements;

         /bullet/ $12.7 million in 1998 and $31.3 million in 1997 from sales of excess or discontinued inventory for which the inventory carrying value was substantially equivalent to the sales value;

         /bullet/ $4.2 million from 1997 sales relating to divested product lines which are not classified as discontinued operations--time and temperature products and Counselor and Borg branded scales, and for which the inventory carrying value was substantially equivalent to the sales value; and

         /bullet/ a $5.4 million benefit in 1997 from the reduction of cooperative advertising accruals no longer required (cooperative advertising costs are recorded as deductions in determining net sales);

net sales on an adjusted basis ("Adjusted Sales") of $809.7 million in 1998 decreased approximately 22% from Adjusted Sales of $1,032.2 million in 1997. Product sales were adversely impacted by a number of factors, with the largest being changes in retail inventory levels from channel loading which took place in 1997 and the first quarter of 1998. Sunbeam believes the year-to-year effect of these inventory reductions amounted to approximately $100 million. Additionally, losses in distribution of outdoor cooking products estimated at approximately $60 million, the estimated effect of price discounting on appliance and grill products of approximately $14 million, and estimated higher provisions for customer returns and allowances of approximately $30 million contributed to the lower sales in 1998. The increase in customer returns and allowances resulted from:

         /bullet/ increased returns of approximately $16 million principally resulting from channel loading and other aggressive sales practices (estimated at approximately $9 million) which began in the fourth quarter of 1997 and continued in the first quarter of 1998, a blanket recall ($3.0 million) and the discontinuance of certain product lines (approximately $4 million) principally air and water products; and

         /bullet/ additional customer allowances of approximately $14 million primarily to induce sales during the first quarter of 1998.

The remaining sales decline was due in part to exiting some product SKUs.

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

International Adjusted Sales, which represented 22% of Adjusted Sales for 1998, decreased approximately 24% compared with the International Adjusted Sales for 1997. The Company believes this sales decline was primarily attributable to decreasing customer inventory levels as compared with the prior year. Sales were also adversely impacted by a decision to stop selling to some export distributors in Latin America and by poor economic conditions in that region. In addition, lost distribution in Canada contributed to the sales decline from the prior year.

Excluding the effects of:

         /bullet/ the gross margin generated from the inclusion of the acquired companies' operations in the period of $205.1 million;

         /bullet/ $0.8 million in 1998 from the impact of the change in fiscal year-end;

         /bullet/ $135.2 million in 1998 in charges recorded in the second
                  ($113.6 million), third ($5.3 million) and fourth ($16.3 million) quarters related to excess inventory and fixed assets impairments;

         /bullet/ $15.8 million from the benefit in 1997 from the reversal of reserves no longer required, including $5.4 million of cooperative advertising accruals, inventory valuation allowances of $7.0 million, and liabilities for exiting of facilities and plant consolidations provided for prior to 1996 of $3.4 million. These liabilities were provided for by the Company, principally in 1996, based upon its best available estimate at the time of the probable liabilities. When information became available that the amounts provided were in excess of what was required, the Company reduced the applicable reserves;

         /bullet/ a $2.8 million benefit recorded in the second quarter of 1997 resulting from the Company changing its method of accounting to capitalize manufacturing supplies inventories, whereas, previously these inventories were charged to operations when purchased;

there was a negative gross margin of $15.7 million for 1998 versus a gross margin of $223.5 million for 1997. This reduction in gross margin was principally attributable to the following:

         /bullet/ approximately $145 million related to lower sales volume and unfavorable manufacturing efficiencies resulting from lower production levels associated with the lower sales volumes and high inventory levels in 1998;

         /bullet/ approximately $65 million related to lower price realization, higher costs of customer returns and allowances, and adverse sales mix in 1998;

         /bullet/ approximately $12 million related to higher costs in 1998 associated with warranty, of which $3.0 million related to a blanket recall, with the remaining increase attributable to increased provisions in response to higher overall warranty expense experience; and

         /bullet/ approximately $20 million related to unfavorable inventory adjustments, of which the most significant single factor was physical inventory adjustments in the domestic business.

Adverse product sales mix was due in part to the loss of a majority of the grill accessory products distribution as accessories generate significantly better margins than the average margins on sales of most of the Company's other products.

Excluding the effects of the following, SG&A expenses were approximately $254 million in 1998, approximately $105 million, or 70%, higher than in 1997:

         /bullet/ $329.9 million of SG&A charges in the acquired companies, including the $62.5 million goodwill write-off related to First Alert;

         /bullet/ $70.0 million recorded in the third quarter of 1998 related to the issuance of a warrant to a subsidiary of M&F, as discussed below;

         /bullet/ $2.3 million of SG&A expense in 1998 from the change in the fiscal period;

         /bullet/ a $12.1 million benefit in 1997 from the reversal of reserves no longer required. The 1997 benefit consists primarily of an $8.1 million reversal of litigation reserves, established in 1996, which were no longer required in the fourth quarter of 1997 due to a favorable settlement during 1997. The remaining $4.0 million 1997 benefit consists of reversals of other accruals primarily relating to consulting fees, health insurance and advertising;

         /bullet/ approximately $31 million of 1998 compensation expense recorded in connection with the 1998 Employment Agreements with Sunbeam's former Chairman and Chief Executive Officer and two other former senior officers and $3.7 million of severance in 1998 for some former employees. The 1998 Employment Agreements provided for Sunbeam to pay these former employees amounts which reimbursed them for their personal tax liabilities resulting from shares issued in connection with the accelerated vesting of restricted stock granted under their July 1996 agreements ($6.9 million), as well as on the new unrestricted stock grants under the February 1998 agreements ($9.8 million). The charge also includes the value, at approximately $39 per share, of 300,000 restricted shares and 45,000 restricted shares which vested in February 1998 for Sunbeam's then Chairman and Chief Executive Officer and two other then senior officers, respectively ($13.6 million). In addition, $0.4 million was expensed during 1998 relating to the amortization of the 1996 restricted stock awards. See Note 8 of Notes to Consolidated Financial Statements for information regarding the terms of these employment agreements;

         /bullet/ $20.4 million, $6.1 million, and $4.0 million of costs recorded in 1998 related to costs associated with the restatement efforts, principally representing legal, accounting and auditing, and consulting costs of $14.1 million, $5.7 million and $0.6 million, respectively, Year 2000 compliance efforts and a corporate office relocation, respectively;

         /bullet/ $15.8 million of restructuring related charges recorded in 1997, charged to operations as incurred, represent employee relocation and recruiting ($6.2 million), equipment relocation and installation ($5.6 million) and package redesign costs ($4.0 million);

         /bullet/ $3.7 million of increased environmental reserves for divested and closed facilities (inclusive of the impact of the $3.0 million environmental reserve reversal discussed below). Approximately half of the environmental reserve increase of $6.7 million reflected revisions to estimates of costs to remediate existing sites. These revisions were based on additional information obtained by the Company in the fourth quarter of 1998 about costs of planned remediation actions and costs associated with additional remediation actions. The remaining amount was to provide for revisions to reserves for estimated losses for damages related to environmental sites. These revisions were based on additional information obtained by the Company in the fourth quarter of 1998 regarding the level of damages sought and the costs and probability of defending the Company's position in these actions. The 1998 reserve increases were partially offset by a $3.0 million reversal in the first quarter of 1998 of environmental reserves which were no longer required as a result of a favorable development at a remediation site.

The increase of approximately $105 million in SG&A expense in 1998 over 1997 is principally due to several factors:

         /bullet/ Corporate administrative costs increased by approximately $47 million, reflecting additional personnel and related relocation, travel and other costs, as well as increased outside provider fees, telecommunications expense and insurance.

         /bullet/ Higher allowances for accounts receivable in 1998, accounting for approximately $20 million of the increase, related primarily to collection issues with customers in the United States and in Latin America, including several major customers who have filed and/or threatened bankruptcy.

         /bullet/ Advertising, marketing and selling expenses increased by approximately $13 million, reflecting a national television campaign for grills and increased activity in market research, package design and sales efforts. Higher inventory levels in 1998 and costs associated with outsourcing small parts fulfillment led to higher distribution and warehousing costs of approximately $12 million.

         /bullet/ Settlement of a patent infringement action resulted in additional expense of approximately $4 million. Remaining legal expenses recorded in the year of approximately $1 million for investigation, defense and settlement of both new and previously existing issues were nearly equal to amounts incurred for similar items in 1997. Additionally, as described above, SG&A includes $14.1 million of legal costs recorded in 1998 associated with the restatement efforts.

In November 1996, the Company announced the details of a restructuring plan. The plan included the consolidation of administrative functions, the reduction of manufacturing and warehouse facilities, the centralization of the Company's procurement function, the reduction of the Company's product offerings and SKUs and the elimination of some businesses and product lines. As part of the restructuring plan, the Company consolidated six divisional and regional headquarters functions into a single worldwide corporate headquarters and outsourced some back office activities resulting in a reduction in total back-office/administrative headcount. Overall, the restructuring plan called for a reduction in the number of production facilities from 26 to 8 and the elimination of over 6,000 positions from the Company's workforce, including 3,300 from the disposition of some business operations and the elimination of approximately 2,800 other positions, some of which were outsourced. The Company completed the major phases of the restructuring plan by July 1997.

During 1997, the Company determined that the amounts accrued at December 29, 1996 for Restructuring and Asset Impairment Charges recorded in fiscal 1996 exceeded amounts ultimately required, principally due to reductions in anticipated severance and employee benefit costs of $7.9 million ($2.1 million and $5.8 million recognized in the third and fourth quarters, respectively) and reductions in estimated lease payments of $6.7 million ($3.7 million and $3.0 million recognized in the third and fourth quarters, respectively) resulting from better than anticipated rentals received under sub-leases and favorable negotiation of lease terminations. Accordingly, the fiscal 1997 Consolidated Statement of Operations included $14.6 million of benefit ($5.8 million in the third quarter and $8.8 million in the fourth quarter of 1997) related to the reversal of accruals no longer required, which were recorded as these reduced obligations became known.

At December 28, 1997, the Company had $5.2 million in liabilities accrued related to the 1996 restructuring plan, including $1.2 million of severance related costs and $4.0 million related to facility closures, which principally represented future lease payments, net of sub-leases, on exited facilities. The remaining balance in the restructuring reserve of $0.6 million and $1.2 million at December 31, 1999 and 1998, respectively, relates to facility closures. During both 1999 and 1998, this liability was reduced as a result of cash expenditures.

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

Operating results for 1998 and 1997, on an adjusted basis as described above, were a loss of approximately $270 million in 1998 and a profit of approximately $75 million in 1997. This change resulted from the factors discussed above.

Interest expense increased from $11.4 million for the twelve months of 1997 to $130.6 million for the same period in 1998. Approximately 70% of the change related to higher borrowing levels in 1998 for the acquisitions, with the remainder due to increased borrowings to fund working capital, capital expenditures and the operating losses.

Other income, net increased in 1998 by $4.3 million due to approximately $8 million from the settlement of a lawsuit, and approximately $4 million of increased net gains from foreign exchange in the period. The foreign exchange net gains were primarily from Mexico. Increased losses on sales of fixed assets of approximately $5 million and increased expenses related to the Credit Facility partially offset the above mentioned income. The increased credit facility expenses largely related to unused facility fees.

The minority interest reported in 1998 relates to the minority interest held in Coleman by public stockholders.

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

In 1998, the Company prepaid debt assumed in the acquisitions and prepaid an industrial revenue bond related to its Hattiesburg facility. The debt assumed in connection with the Coleman acquisition was repaid as a result of the requirements under the terms of the Company's Credit Facility. In connection with these early extinguishments of debt, the Company recognized an extraordinary charge of $122.4 million, consisting of redemption premiums ($106.9 million), unamortized debt discount ($13.8 million) and unamortized deferred financing costs ($1.7 million).

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

At December 28, 1997, the Company had $3.0 million of warranty liabilities related to the discontinued furniture operations. During 1999 and 1998, $0.2 million and $2.5 million of this liability was liquidated, respectively.

FOREIGN OPERATIONS

Approximately 80% of the Company's business is conducted in U.S. dollars, including domestic sales, U.S. dollar denominated export sales, primarily to Latin American markets, Asian sales and the majority of European sales. The Company's non-U.S. dollar denominated sales are made principally by subsidiaries in Europe, Canada, Japan, Latin America and Mexico. Mexico reverted to a hyperinflationary status for accounting purposes in 1997; therefore, translation adjustments related to Mexican net monetary assets are included as a component of net (loss) earnings. Mexico is no longer considered hyperinflationary as of January 1, 1999. This change in Mexico's hyperinflationary status did not have a material effect on the Company's financial results. Translation adjustments resulting from the Company's non-U.S. denominated subsidiaries have not had a material impact on the Company's financial condition, results of operations or cash flows.

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

On a limited basis, the Company selectively uses derivatives, primarily foreign exchange option and forward contracts, to manage foreign exchange exposures that arise in the normal course of business. No derivative contracts are entered into for trading or speculative purposes. The use of derivatives has not had a material impact on the Company's financial results. See Note 4 of Notes to Consolidated Financial Statements.

EXPOSURE TO MARKET RISK

QUALITATIVE INFORMATION

The Company uses a variety of derivative financial instruments to manage its foreign currency and interest rate exposures. The Company does not speculate on interest rates or foreign currency rates. Instead, it uses derivatives when implementing its risk management strategies to reduce the possible effects of these exposures.

With respect to foreign currency exposures, the Company is most vulnerable to changes in rates between the United States dollar/Japanese yen, Canadian dollar, German deutschemark, Mexican peso and Venezuelan bolivar exchange rates. The Company principally uses forward and option contracts to reduce risks arising from firm commitments, intercompany sales transactions and intercompany receivable and payable balances. The Company generally uses interest rate swaps and caps to fix some of its variable rate debt. The Company manages credit risk related to these derivative contracts through credit approvals, exposure limits and threshold amounts and other monitoring procedures.

QUANTITATIVE INFORMATION

Below are tables of information related to the Company's investments in market risk sensitive instruments. All of the instruments in the following tables have been entered into by the Company for purposes other than trading purposes.

INTEREST RATE SENSITIVITY. The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps, interest rate caps and debt obligations.

For debt obligations, the table presents principal cash flows by expected maturity date and related (weighted) December 31, 1999 average interest rates. Included in the debt position are the debentures, which carry no intervening cash flows but mature in 2018. For interest rate derivatives, the table presents notional amounts and weighted average interest rates for the contracts at the current time. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

                                              EXPECTED MATURITY DATE
                                              ----------------------
                                 DECEMBER 31,                                                               FAIR
                                    1999      2000     2001     2002     2003     2004 THEREAFTER  TOTAL   VALUE(1)
                                   ------    ------   ------   ------   ------   ------   ------   ------   ------
                                                                 (US $EQUIVALENT IN MILLIONS)
Domestic and foreign liabilities
   Debentures(2) ...............   $  819    $   --   $   --   $   --   $   --   $   --   $2,014   $2,014   $  310
   Other .......................       10         1        1        1        1        1        5       10        8
                                   ------    ------   ------   ------   ------   ------   ------   ------   ------
   Total fixed rate debt (US$) .   $  829    $    1   $    1   $    1   $    1   $    1   $2,019   $2,024   $  318
   Average interest rate .......     4.99%
   Variable rate debt (US$)(3)..   $1,475    $  138   $1,337   $   --   $   --   $   --   $   --   $1,475   $1,475
   Average interest rate .......     8.86%
Interest Rate Derivatives
   Interest rate swaps:
      Variable to fixed (US$) ..   $  325    $   --   $  150   $   --   $  175   $   --   $   --   $  325   $  2.5
      Average pay rate .........     5.70%
      Average receive rate .....     5.23%
     Interest rate cap:
      Notional amount (US$) ....   $  455    $   --   $  455   $   --   $   --   $   --   $   --   $  455   $  0.9
      Cap rate .................      6.5%


(1) The fair value of fixed rate debt is estimated using either reported transaction values or discounted cash flow analysis. The carrying value of variable rate debt is assumed to approximate market value based on the periodic adjustments of the interest rates to the current market rates in accordance with the terms of the agreements. The fair value of the interest rate derivatives is based on estimates of the cost of terminating the swap and interest rate cap agreements.

(2) The total amount of debentures maturing in future periods exceeds the balance as of December 31, 1999 due to the accretion of the original issue discount related to the debentures. See Note 3 of Notes to Consolidated Financial Statements.

(3) Represents Credit Facility debt and foreign lines of credit. See Item 7 "--Liquidity and Capital Resources" and Note 3 of Notes to Consolidated Financial Statements.

EXCHANGE RATE SENSITIVITY. In order to mitigate the transaction exposures that may arise from changes in foreign exchange rates, the Company purchases foreign currency option and forward contracts to hedge specific transactions, principally the purchases of inventories. The option contracts typically expire within one year. The options are accounted for as hedges pursuant to SFAS No. 52, Foreign Currency Translation, accordingly gains and losses thereon are deferred and recorded in operations in the period in which the underlying transaction is recorded. The contracts are off-balance-sheet and therefore have no carrying value. At December 31, 1999, the Company held no purchased option contracts or forward contracts. At December 31, 1998, the Company held purchased options contracts with a notional value of $32.3 million and a fair value of $0.3 million and forward contracts with a notional amount of $30.9 million and a fair value of $30.5 million.

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

SEASONALITY

Sunbeam's consolidated sales are not expected to exhibit substantial seasonality; however, sales are expected to be strongest during the second quarter of the calendar year and weakest in the first quarter. Furthermore, sales of a number of products, including warming blankets, vaporizers, humidifiers, grills, First Alert products, camping and generator products may be impacted by unseasonable weather conditions.

LIQUIDITY AND CAPITAL RESOURCES

DEBT INSTRUMENTS

In order to finance the acquisition of Coleman, First Alert and Signature Brands and to refinance substantially all of the indebtedness of Sunbeam and the three acquired companies, the Company consummated an offering of debentures at a yield to maturity of 5% of approximately $2,014 million principal amount at maturity, in March 1998, which resulted in approximately $730 million of net proceeds and borrowed about $1,325 million under its Credit Facility.

The debentures are exchangeable for shares of the Company's common stock at an initial conversion rate of 6.575 shares for each $1,000 principal amount at maturity of the debentures, subject to adjustments upon occurrence of specified events. The debentures are subordinated in right of payment to all existing and future senior indebtedness of the Company. The debentures are not redeemable by the Company prior to March 25, 2003. On or after such date, the debentures are redeemable for cash with at least 30 days notice, at the option of the Company. The Company is required to purchase debentures at the option of the holder as of March 25, 2003, March 25, 2008 and March 25, 2013, at purchase prices equal to the issue price plus accrued original discount to such dates. The Company may, at its option, elect to pay any such purchase price in cash or common stock or any combination thereof. However, the Credit Facility prohibits the Company from redeeming or repurchasing debentures for cash. The Company was required to file a registration statement with the SEC to register the debentures by June 23, 1998. This registration statement was filed on February 4, 1999 and, as amended, was declared effective on November 8, 1999. The Company's failure to file the registration statement by June 23, 1998 did not constitute default under the terms of the debentures. From June 23, 1998 until the registration statement was declared effective, the Company was required to pay to the debenture holders cash liquidated damages accruing, for each day during such period, at a rate per annum equal to 0.25% during the first 90 days and 0.50% thereafter multiplied by the total of the issue price of the debentures plus the original issue discount thereon on such day. The Company has made total payments for liquidated damages since June 23, 1998 of $4.5 million, of which $3.0 million and $1.5 million related to damages for the years ended December 31, 1999 and 1998, respectively.

Concurrent with the acquisitions of Coleman, First Alert and Signature Brands, the Company replaced its $250 million syndicated unsecured five-year revolving credit facility with the Credit Facility. The Credit Facility provided for aggregate borrowings of up to $1.7 billion and in addition to other customary covenants, required the Company to maintain specified consolidated leverage, interest coverage and fixed charge coverage ratios as of the end of each fiscal quarter occurring after March 31, 1998 and on or prior to the latest stated maturity date for any of the borrowings under the Credit Facility.

As a result of, among other things, its operating losses incurred during the first half of 1998, the Company did not achieve certain financial ratios for June 30, 1998 and it appeared unlikely that the Company would achieve the specified financial ratios for September 30, 1998. Consequently, the Company and its lenders entered into an agreement dated as of June 30, 1998 that waived through December 31, 1998 all defaults arising from the failure of the Company to satisfy the specified financial ratios for June 30, 1998 and September 30, 1998. Pursuant to an agreement with the Company dated as of October 19, 1998, the Company's lenders extended all of the waivers under the June 30 agreement through April 10, 1999 and also waived through such date all defaults arising from any failure by the Company to satisfy the specified financial ratios for December 31, 1998. In April 1999, such waivers were extended through April 10, 2000 and on April 10, 2000 such waivers were extended through April 14, 2000.

On April 14, 2000, the Company and its lenders entered into an amendment to the Credit Facility that, among other things, waived until April 10, 2001 all defaults arising from any failure by the Company to satisfy certain financial ratios for any fiscal quarter end occurring through March 31, 2001. As part of the April 14, 2000 amendment, the Company agreed to a minimum cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") covenant that is based on consolidated EBITDA and is tested at the end of each month occurring on or prior to March 31, 2001. The minimum cumulative EBITDA is initially $35.8 million for the period from January 1, 2000 through April 30, 2000 and generally increases on a monthly basis until it reaches $213.6 million for the period from January 1, 2000 through March 31, 2001. The following description of the Credit Facility reflects the significant terms of the Credit Facility as amended to date.

The Credit Facility provides for aggregate borrowings of up to $1.7 billion through:

         /bullet/ a revolving credit facility in an aggregate principal amount of up to $400.0 million maturing March 30, 2005, $52.5 million of which was used to complete the Coleman merger which occurred on January 6, 2000;

         /bullet/ up to $800.0 million in term loans maturing on March 30, 2005, of which $35.0 million was used to complete the Coleman merger which occurred on January 6, 2000; and

         /bullet/ a $500.0 million term loan maturing September 30, 2006 of which $5.0 million has been repaid.

As of December 31, 1999, $1.4 billion was outstanding and $0.2 billion was available for borrowing under the Credit Facility. The remaining $0.1 billion of the $1.7 billion Credit Facility was committed for outstanding letters of credit.

Under the Credit Facility, interest accrues, at the Company's option:

         /bullet/ at the London Interbank Offered Rate ("LIBOR"); or

         /bullet/ at the base rate of the administrative agent which is generally the higher of the prime commercial lending rate of the administrative agent or the Federal Funds Rate plus 0.50%;

in each case plus an interest margin which was 4.00% for LIBOR borrowings and 2.50% for base rate borrowings as of December 31, 1999. The applicable interest margin was reduced to 3.00% for LIBOR borrowings and 1.75% for base rate borrowings on January 6, 2000, concurrent with the effective date of the Coleman merger. The applicable interest margin is subject to further downward adjustment upon the reduction of the aggregate borrowings under the Credit Facility.

Under terms of the April 14, 2000 amendment to the Credit Facility, the Company is obligated to pay the bank lenders an amendment fee for the April 14, 2000 amendment of 0.50% of the commitments under the Credit Facility as of April 14, 2000, totaling $8.5 million, which is payable on the earlier of June 30, 2000 or the closing of the sale of Eastpak. On November 30, 2000, the Company must also pay an amendment fee previously agreed to for the April 15, 1999 amendment equal to 0.50% of the commitments under the Credit Facility as of April 15, 1999, totaling $8.5 million. An additional amendment fee relating to the April 15, 1999 amendment equal to $8.5 million, will be payable to the bank lenders if the aggregate loan and commitments exposure under the Credit Facility is equal to or more than $1.2 billion on November 30, 2000, with such fee being payable on June 30, 2001. The $17 million amendment fee associated with the April 15, 1999 amendment is being amortized to interest expense using the straight-line method over the one year term of the amendment. The $8.5 million amendment fee associated with April 14, 2000 amendment will be amortized to interest expense using the straight-line method over the one year term of that amendment. See
Note 3 of Notes to Consolidated Financial Statements.

Borrowings under the Credit Facility are secured by a pledge of the stock of the Company's material subsidiaries and by a security interest in substantially all of the assets of the Company and its material domestic subsidiaries. In addition, borrowings under the Credit Facility are guaranteed by a number of the Company's wholly-owned material domestic subsidiaries and these subsidiary guarantees are secured as described above. To the extent extensions of credit are made to any subsidiaries of the Company, the obligations of such subsidiaries are guaranteed by the Company.

In addition to the above described financial ratios and tests, the Credit Facility contains covenants customary for credit facilities of a similar nature, including limitations on the ability of the Company and its subsidiaries, to, among other things:

         /bullet/ declare dividends or repurchase stock;
         /bullet/ prepay, redeem or repurchase debt, incur liens and engage in sale-leaseback transactions;
         /bullet/ make loans and investments;
         /bullet/ incur additional debt;
         /bullet/ amend or otherwise alter material agreements or enter into restrictive agreements;
         /bullet/ make capital expenditures;
         /bullet/ fail to maintain its trade receivable securitization programs; /bullet/ engage in mergers, acquisitions and asset sales;
         /bullet/ engage in certain transactions with affiliates;
         /bullet/ settle certain litigation;
         /bullet/ alter its cash management system; and /bullet/ alter the businesses they conduct.

The Credit Facility provides for events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenant, cross-defaults, bankruptcy, material adverse change arising from compliance with ERISA, material adverse judgments, entering into guarantees and change of ownership and control. Furthermore, the Credit Facility requires the Company to prepay loans under the Credit Facility on December 31, 2000 to the extent that cash on hand in the Company's concentration accounts plus the aggregate amount of unused revolving loan commitments on that date exceed $185.0 million.

Unless waived by the bank lenders, the failure of the Company to satisfy any of the financial ratios and tests contained in the Credit Facility or the occurrence of any other event of default under the Credit Facility would entitle the bank lenders to (a) receive a 2.00% increase in the interest rate applicable to outstanding loans and increase the trade letter of credit fees to 1.00% and
(b) accelerate the maturity of the outstanding borrowings under the Credit Facility and exercise all or any of their other rights and remedies. Any such acceleration or other exercise of rights and remedies would likely have a material adverse effect on the Company.

Pursuant to the April 14, 2000 amendment, the term loan payments originally scheduled for September 30, 1999 and March 31, 2000, in the amount of $69.3 million on each date are now payable as follows: (i) $69.3 million on the earlier of the sale of Eastpak or

August 15, 2000, (ii) $30.8 million on November 30, 2000 and (iii) $38.5 million on April 10, 2001. In addition, the April 14, 2000 amendment provides that the payment dates for the $69.3 million term loan payments originally scheduled for each of September 30, 2000 and March 31, 2001 are deferred until April 10, 2001. See Note 3 of Notes to Consolidated Financial Statements.

CASH FLOWS

As of December 31, 1999, Sunbeam had cash and cash equivalents of $ 40.8 million and total debt of $2.3 billion. Cash used for operating activities was $4.3 million, $190.4 million and $6.0 million in 1999, 1998 and 1997, respectively. The improvement in cash used for operations in 1999 as compared to 1998 is primarily attributable to improved earnings after giving effect to non-cash charges and working capital improvements. The majority of the working capital improvements are attributable to the Company's cash management efforts, particularly relating to inventory levels and accounts payable. Inventory levels decreased approximately $49 million in 1999 as compared to 1998, reflecting the Company's continuing effort to reduce inventory to appropriate levels. Accounts payable increased approximately $29 million in 1999 as compared to a decrease of $68 million in 1998. These improvements in operating cash flow are partially offset by decreases in current liabilities and non-operating liabilities of approximately $6 million, primarily attributable to pension funding, payments for post employment benefits and payments relating to environmental and litigation matters. The increase in cash used in operations in 1998 as compared to 1997 is driven by a decrease in cash generated by earnings, after giving effect to non-cash charges in 1998, the use of $68 million cash to reduce payables partially offset by decreases in cash used for inventory as a result of the Company's management of inventory levels during the second half of 1998. Cash used in operating activities reflects proceeds of approximately $60 million in 1999 and approximately $20 million in 1998 from the Company's revolving trade accounts receivable securitization program at December 31, 1999 and 1998, respectively.

Cash used in investing activities was $84.5 million and $566.7 million in 1999 and 1998, respectively. Capital spending totaled $90.2 million in 1999 and was primarily for information systems, including expenditures for Year 2000 readiness, equipment and tooling for new products and the expansion of the Company's Neosho, Missouri warehouse. Cash used for investing activities during 1999 reflects the $4.8 million payment made to cash out Coleman employee stock options in connection with the Coleman merger. See Note 2 of Notes to Consolidated Financial Statements. Cash used for investing activities in 1998 reflects $522.4 million for the acquisitions of Coleman, First Alert and Signature Brands. Capital spending totaled $53.7 million in 1998 and was primarily for manufacturing efficiency initiatives, equipment and tooling for new products, and management information systems hardware and software licenses. The new product capital spending principally related to the air and water filtration products which were discontinued in the second quarter of 1998, electric blankets, grills, clippers and appliances. In 1997, cash provided by investing activities of $30.4 million reflected $91.0 million in proceeds from the sales of divested operations and other assets. Capital spending in 1997 was $60.5 million and was primarily attributable to manufacturing capacity expansion, cost reduction initiatives and equipment to manufacture new products. The new product capital spending in 1997 principally related to appliances and included costs related to blenders, toasters, stand mixers, slow cookers and a soft serve ice cream product. The Company estimates that capital expenditures for 2000 will be approximately $80 million.

Cash provided by financing activities of $68.2 million in 1999 reflects net borrowings under the Credit Facility of $76.0 million. Cash provided by financing activities totaled $766.2 million in 1998 and reflects the net proceeds from the sale of debentures of $729.6 million, the cancellation and repayment of all outstanding balances under the Company's $250 million September 1996 revolving credit facility, the repayment of debt in connection with the acquisitions, the early extinguishment of the $75.0 million Hattiesburg industrial revenue bond and net borrowings under the Credit Facility. In addition, cash provided by financing activities during 1998 includes $19.6 million of proceeds from the exercise of stock options. During 1997, cash provided by financing activities of $16.4 million reflected net borrowings of $5.0 million under the Company's September 1996 revolving credit facility, $12.2 million of debt repayments related to the divested furniture business and other assets sold and $26.6 million in cash proceeds from the exercise of stock options.

In December 1997, the Company entered into a revolving trade accounts receivable securitization program, which as amended expires in March 2001, to sell without recourse, through a wholly-owned subsidiary, up to a maximum of $70 million in trade accounts receivable. In March 2000, the Company entered into an amendment to such receivables program to increase this program to $100 million. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables. For the year ended December 31, 1999 and 1998, the Company sold approximately $350 million and $200 million, respectively, of accounts receivable under this program. At December 31, 1999 and 1998, the Company had reduced accounts receivable by approximately $60 million and approximately $20 million, respectively, for receivables sold under this program. The Company expects to continue to utilize the securitization program to finance a portion of its accounts receivable. In April 2000, the Company's Coleman and Powermate subsidiaries entered into an additional revolving trade accounts receivable securitization program to sell, without recourse, through a wholly-owned subsidiary of Coleman, up to a maximum of $95 million in trade accounts receivables. These trade accounts receivable programs contain cross-default provisions that provide the purchaser of the receivables an option to cease purchasing receivables from the Company if the Company is in default under the Credit Facility. In addition, the agreement contains various other covenants customary for these types of programs, including financial covenants. See Note 5 of Notes to Consolidated Financial Statements.

At December 31, 1999, standby and commercial letters of credit aggregated $79.7 million and were predominately for insurance, workers' compensation, and international trade activities. In addition, as of December 31, 1999, surety bonds with a contract value of $67.5 million were outstanding to secure certain pension plan obligations and as a result of environmental issues and litigation judgments that are currently under appeal.

For additional information relating to the debentures, the Credit Facility and the repayment of debt, see Note 3 of Notes to Consolidated Financial Statements.

In January 2000, pursuant to a merger agreement dated as of February 27, 1998, the Company acquired the remaining publicly held Coleman shares pursuant to a merger transaction which provided that the remaining Coleman stockholders (other than stockholders who are seeking appraisal rights under Delaware law) receive
0.5677 of a share of the Company's common stock and $6.44 in cash for each share of Coleman common stock they owned, aggregating approximately 6.7 million shares of the Company's common stock and $87 million in cash. The approximate $87 million aggregate cash payment included $4.8 million related to the cash out of remaining Coleman employee options, in accordance with the merger agreement, which occurred in December 1999. In addition, pursuant to a court approved settlement of claims by Coleman public stockholders the Company issued to such stockholders (other than such stockholders who are seeking appraisal rights under Delaware law), warrants expiring August 24, 2003 to purchase 4.98 million shares of the Company's common stock at $7.00 per share less approximately 498,000 warrants issued to the plaintiffs' attorneys for their fees and expenses. These warrants, which generally have the same terms as the warrants previously issued to M&F's subsidiary, were issued when the consideration was paid for the Coleman merger. The total consideration given for the purchase of the remaining publicly held Coleman shares was valued at $146 million.

The Company believes its borrowing capacity under the Credit Facility, foreign working capital lines, cash flow from the operations of the Company, existing cash and cash equivalent balances, proceeds from its receivable securitization programs, the sale of Eastpak and sales of non-core assets will be sufficient to support planned working capital needs, planned capital expenditures and scheduled debt service through April 10, 2001. In the fourth quarter of 1999, the Company announced its intention to divest Eastpak and certain non-core assets. The Company intends to use the net proceeds from the sale of Eastpak, which is expected to close in the second quarter of 2000, as well as other asset sales, to satisfy a portion of scheduled 2000 principal and fee payments under the Credit Facility. Although management believes they will be successful in accomplishing the above, there can be no assurance that the combination of funds from the Credit Facility, foreign working capital lines, cash flow from operations, receivable securitization programs, and asset sales will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company is unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, restructuring indebtedness, selling other assets or operations or issuing additional shares of capital stock in the Company. There can be no assurance that any of such actions could be effected, or if so, on terms favorable to the Company, that they would enable the Company to continue to satisfy its cash requirements or that they would be permitted under the terms of the Credit Facility. In anticipation of the expiration of the current waiver on April 10, 2001, the Company intends to negotiate with its lenders on an amendment to the Credit Facility, negotiate with its lenders on further waiver of such covenants and other terms or refinance the Credit Facility. Any decisions with respect to such amendment, waiver, or refinancing will be made based on a review from time to time of the advisability of particular transactions. There can be no assurance that an amendment, further waiver of existing covenants and other terms, or refinancing will be entered into by April 10, 2001. The failure to obtain such an amendment, further waiver or debt refinancing would likely result in violation of existing covenants and compliance with other terms, which would permit the bank lenders to accelerate the maturity of all outstanding borrowings under the Credit Facility, which would likely have a material adverse effect on the Company.

By letter dated June 17, 1998, the staff of the Division of Enforcement of the SEC advised the Company that it was conducting an informal inquiry into the Company's accounting policies and procedures and requested that the Company produce certain documents. On July 2, 1998, the SEC issued a Formal Order of Private Investigation, designating SEC officers to take testimony and pursuant to which a subpoena was served on the Company requiring the production of documents. On November 4, 1998, the Company received another SEC subpoena requiring the production of additional documents. The Company has provided numerous documents to the SEC staff and continues to cooperate with the SEC staff. The Company has however, declined to provide the SEC with material that the Company believes is subject to the attorney-client privilege and the work product immunity. The SEC has not commenced any civil or administrative proceedings as a result of its investigation, and the Company cannot predict at this time whether the SEC will seek to impose any monetary or other penalties against the Company. Under these circumstances, the Company cannot estimate the duration of the investigation or its outcome.

The Company is involved in significant litigation, including class and derivative actions, relating to events which led to the restatement of its consolidated financial statements, the issuance of the M&F warrant, the sale of the debentures and the 1998 Employment Agreements of Messrs. Dunlap and Kersh. The Company intends to vigorously defend each of the actions, but cannot predict the outcome and is not currently able to evaluate the likelihood of the Company's success in each case or the range of potential loss. However, if the Company were to lose these suits, the resulting judgments would likely have a material adverse effect on the Company's financial position, results of operations or cash flows. Additionally, the Company's insurance carriers, on the one hand, and the Company on the other, have filed various suits against each other requesting a declaratory judgment on the validity of the directors' and officers' liability insurance policies or have advised the Company of their intent to deny coverage under such policies. The Company is defending these claims and pursuing recovery from its insurers. See Item 3 -- "Legal Proceedings". The Company's failure to obtain such insurance recoveries following an adverse judgment against the Company on any of the foregoing actions could have a material adverse effect on the Company's financial position, results of operations or cash flows.

Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees for defending such actions. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs, and other significant factors which vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. As of December 31, 1999, the Company had established accruals for litigation matters of $24.3 million (representing $9.6 million and $14.7 million for estimated damages or settlement amounts and legal fees, respectively) and $31.2 million as of December 31, 1998, (representing $17.5 million and $13.7 million for estimated damages or settlement amounts and legal fees, respectively). It is anticipated that the $24.3 million accrual will be paid as follows: $20.8 million in 2000, $3.4 million in 2001, and $0.1 million in 2002. The Company believes, based on information available on December 31, 1999, that anticipated probable costs of litigation matters existing as of December 31, 1999 have been adequately reserved to the extent determinable.

As a consumer goods manufacturer and distributor, the Company faces the constant risks of product liability and related lawsuits involving claims for substantial money damages, product recall actions and higher than anticipated rates of warranty returns or other returns of goods. These claims could result in liabilities that could have a material adverse effect on the Company's financial position, results of operations or cash flows. Some of the product lines the Company acquired in the 1998 acquisitions have increased its exposure to product liability and related claims.

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

For additional information relating to litigation, see Item 3--"Legal Proceedings".

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

In June 1999, the FASB issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-DEFERRAL OF THE EFFECTIVE DATE OF STATEMENT NO. 133, which delays the effective date of Statement No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 requires the recognition of all derivatives in the Consolidated Balance Sheets as either assets or liabilities measured at fair value. The Company will adopt SFAS No. 133 for the 2001 fiscal year. The Company has not yet determined the impact SFAS No. 133 will have on its consolidated financial position, results of operations or cash flows.

YEAR 2000 DISCLOSURE

As a result of the Company's readiness planning, systems corrections and testing as well as the contingency plans that were developed, the Company was adequately prepared for the impact of Year 2000 on its operations and experienced no major Year 2000 issues. The Company initiated a global contingency planning effort to support the Company's critical business operations. Critical sites were identified worldwide, and local procedures were developed to maintain business continuity if a Year 2000 issue should have arisen. For example, this included having identified disaster-recovery facilities, alternative suppliers, stockpiling critical materials or having a documented manual procedure. Additionally, the Company established a Year 2000 Command Center to deal with unexpected Year 2000 issues and possible disruptions as they occurred. The Year 2000 executive team, with worldwide coordination and oversight by the corporate Project Management Office oversaw these efforts.

THE COSTS TO ADDRESS SUNBEAM'S YEAR 2000 ISSUES

Through December 31, 1999, including costs incurred in 1998, the Company had expended approximately $67 million to address Year 2000 issues of which approximately 50% was recorded as capital expenditures and the remainder as SG&A expense. The Company does not expect to incur material additional costs related to Year 2000.

The $67 million expenditure includes the following categories:

         /bullet/ uniform international business and accounting system             $47 million

         /bullet/ localized business system software upgrades and remediation       $9 million

         /bullet/ Year 2000 readiness assessment and tracking                       $6 million

         /bullet/ upgrade of personal computers and related software                $5 million


The amount incurred for Year 2000 issues during 1999 of approximately $48 million represented over 50% of the Company's total 1999 budget for information systems and related support, including Year 2000 costs. A majority of these costs were incremental expenditures that will not recur in the Year 2000 or thereafter. Fees and expenses related to third party consultants, who were involved in the program management office as well as the modification and replacement of software, represented approximately 75% of the total cost. The balance of the total cost related primarily to software license fees and new hardware, but excluded the costs associated with company employees. The Company financed these expenditures through operating cash flows or borrowings, as applicable. A significant portion of these expenditures enhanced the Company's operating systems in addition to resolving Year 2000 issues.

Because Year 2000 readiness was critical to the business, the Company redeployed some resources from non-critical system enhancements to address Year 2000 issues. In addition, due to the importance of information technology systems to the Company's business, management deferred non-critical systems enhancements as much as possible. These redeployments and deferrals did not have a material impact on the Company's financial condition, results of operations or cash flows.

EFFECTS OF INFLATION

For each of the three years in the period ended December 31, 1999 the Company's cost of raw materials and other product remained relatively stable. To the extent possible, the Company's objective is to offset the impact of inflation through productivity enhancements, cost reductions and price increases.

CAUTIONARY STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (the "Act") and in releases made by the SEC. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the word "estimate," "project," "intend," "expect," "believe," "may," "well," "should," "seeks," "plans," "scheduled to," "anticipates," or "intends," or the negative of these terms or other variations of these terms or comparable language, or by discussions of strategy or intentions, when used in connection with the Company, including its management. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. These cautionary statements are being made pursuant to the Act, with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements with respect to the Company include, but are not limited to, risks associated with:

         /bullet/ high leverage;

         /bullet/ the Company's ability to continue to have access to its revolving credit facility including the Company's ability to
                  (I) comply with the terms of its Credit Facility, including financial covenants, (ii) enter into an amendment to its credit agreement containing financial covenants which it and its bank lenders find mutually acceptable, or (III) continue to obtain waivers from its bank lenders with respect to its compliance with the existing covenants contained in the Credit Facility;

         /bullet/ the prices at which the Company is able to sell receivables under its trade accounts receivables securitization programs and/or the Company's ability to continue to sell receivables under either of such programs;

         /bullet/ the Company's ability to refinance its indebtedness, including the Credit Facility and/or the Debentures, at acceptable rates with acceptable other terms;

         /bullet/ the Company's ability to consummate the sale of Eastpak pursuant to the Eastpak Sale Agreement;

         /bullet/ the Company's ability to consummate the sale of non-core assets and if consummated, the terms of such sales;

         /bullet/ the Company's ability to continue to have access to foreign working capital lines;

         /bullet/ the Company's ability to fully integrate the recently acquired
                  Coleman, Signature Brands and First Alert companies and expenses associated with such integration;

         /bullet/ the Company's sourcing of products from international vendors, including the ability to select reliable vendors and to avoid delays in shipments;

         /bullet/ the Company's ability to maintain and increase market share for its products at acceptable margins;

         /bullet/ the Company's ability to successfully introduce new products and to provide on-time delivery and a satisfactory level of customer service;

         /bullet/ changes in domestic and/or foreign laws and regulations, including changes in tax laws, accounting standards, environmental laws, occupational, health and safety laws;

         /bullet/ access to foreign markets together with foreign economic conditions, including currency fluctuations and trade, monetary and/or tax policies;

         /bullet/ uncertainty as to the effect of competition in existing and potential future lines of business;

         /bullet/ fluctuations in the cost and availability of raw materials and/or products;

         /bullet/ changes in the availability and costs of labor;

         /bullet/ effectiveness of advertising and marketing programs;

         /bullet/ economic uncertainty in Japan, Korea and other Asian countries, as well as in Mexico, Venezuela, and other Latin American countries;

         /bullet/ product quality, including excess warranty costs;

         /bullet/ product liability expenses consisting of insurance, litigation fees and damages and/or settlement costs, as well as other costs including Sunbeam's First Alert subsidiary and costs including legal fees and penalties (if any) and lost business and/or goodwill of product recalls;

         /bullet/ weather conditions which can have an unfavorable impact upon sales of certain of the Company's products;

         /bullet/ the numerous lawsuits against the Company and the SEC investigation into the Company's accounting practices and policies, and uncertainty regarding the Company's available coverage under its directors' and officers' liability insurance;

         /bullet/ the possibility of a recession in the United States or other countries resulting in a decrease in consumer demands for the Company's products;

         /bullet/ actions by competitors including business combinations, new product offerings and promotional activities; and

Other factors and assumptions not included in the list above may also cause the Company's actual results to materially differ from those projected.

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

As part of its audit of Sunbeam's 1997 consolidated financial statements that led to the restatement of these financial statements, Arthur Andersen was required to consider Sunbeam's internal controls in determining the scope of its audit procedures. In November 1998, Arthur Andersen advised management of its concerns regarding Sunbeam's internal controls. Management has substantially addressed these concerns and has implemented additional internal controls surrounding accounting processes and procedures and financial reporting. Management believes that the Company's internal control structures will now detect material misstatements in the Company's annual and quarterly financial statements.

                                    PART III

ITEM 10.   DIRECTORS AND OFFICERS OF THE REGISTRANT

Information regarding the Company's directors is incorporated by reference to the information set forth under "Proposal 1--To Elect the Following Eight Directors of the Company for a Term of One Year" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders (the "Proxy Statement"), which is to be filed with the SEC pursuant to Regulation 14A no later than 120 days following the end of the fiscal year reported upon. Information regarding executive officers of the Company is included under a separate caption in Part I hereof. Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by references to the information included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION

Information regarding this item is incorporated by reference to the information included under the captions "Executive Compensation" and "Directors' Compensation" in the Company's Proxy Statement to be filed with the SEC pursuant to Regulation 14A no later than 120 days following the end of fiscal year reported upon.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding this item is incorporated by reference to the information included under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's Proxy Statement to be filed with the SEC pursuant to Regulation 14A no later than 120 days following the end of fiscal year reported upon.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding this item is incorporated by reference to the information included under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed with the SEC pursuant to Regulation 14A no later than 120 days following the end of fiscal year reported upon.

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

                  3. The exhibits listed in the accompanying index to exhibits are filed as part of this report and include the management contracts or compensatory plans or arrangements required pursuant to Item 601 of Regulation S-K, which are designated as Exhibits 10.ll, 21, 23.1, 23.2 and 27.

  EXHIBIT
  NUMBER          DESCRIPTION
  ------          -----------
   3.a      Amended and Restated Certificate of Incorporation of Sunbeam(2)
   3.b      By-laws of Sunbeam, as amended(8)
   4.a      Indenture dated as of March 25, 1998, by and among the Company and
            Bank of New York, Trust, with respect to the Zero Coupon Convertible
            Senior Subordinated Debentures due 2018(5)
   4.b      Registration Rights Agreement dated March 25, 1998, by and among the
            Company and Morgan Stanley & Co., Inc., with respect to the Zero
            Coupon Convertible Senior Subordinated Debentures due 2018(5)
   4.c      Registration Rights Agreement, dated as of March 29, 1998, between the Company and Coleman (Parent) Holdings, Inc.(6)
   4.d      Settlement Agreement, dated as of August 12, 1998, by and between the Company and Coleman (Parent) Holdings, Inc.(7)
   4.e      Amendment to Registration Rights Agreement, dated as of August 12,
            1998, between the Company and Coleman (Parent) Holding, Inc.(10)
   10.a     Employment Agreement dated as of February 20, 1998, by and between
            Sunbeam and Albert J. Dunlap(4)
   10.b     Employment Agreement dated as of February 20, 1998, by and between
            Sunbeam and Russell A. Kersh(4)
   10.c     Employment Agreement dated as of February 20, 1998, by and between
            Sunbeam and David C. Fannin(4)
   10.d     Employment Agreement dated as of January 1, 1997, by and between
            Sunbeam and Donald Uzzi(3)
   10.e     Sunbeam Executive Benefit Replacement Plan(4)
   10.f     Amended and Restated Sunbeam Corporation Stock Option Plan(10)
   10.g     Performance Based Compensation Plan(4)
   10.h     Tax Sharing Agreement dated as of October 31, 1990, by and among
            Sunbeam, SAIL, SOHO, Montey and the subsidiaries of Sunbeam listed therein(1)
   10.i     Receivables Sale and Contribution Agreement dated as of December 4,
            1997, between Sunbeam Products, Inc. and Sunbeam Asset
            Diversification, Inc.(4)
   10.j     Receivables Purchase and Servicing Agreement dated as of December 4,
            1997, between Sunbeam Products, Inc., Llama Retail, L.P., Capital
            USA, LLC and Sunbeam Asset Diversification, Inc.(4)
   10.k     Agreement and Plan of Merger among Sunbeam Corporation, Laser
            Acquisition Corp., CLN Holdings, Inc., and Coleman (Parent)
            Holdings, Inc. dated as of February 27, 1998(4)
   10.l     Agreement and Plan of Merger among Sunbeam Corporation, Camper
            Acquisition Corp., and The Coleman Company, Inc. dated as of
            February 27, 1998(4)
   10.m     Agreement and Plan of Merger between Sunbeam Corporation, Java
            Acquisition Corp., and Signature Brands USA, Inc. dated as of
            February 28, 1998(4)
   10.n     Stock Purchase Agreement among Java Acquisition Corp. and the
            Sellers named therein dated as of February 28, 1998(4)
   10.o     Agreement and Plan of Merger by and among Sunbeam Corporation,
            Sentinel Acquisition Corp., and First Alert, Inc. dated as of
            February 28, 1998(4)
   10.p     Stock Sale Agreement among Sunbeam Corporation and the Shareholders named therein dated as of February 28, 1998(4)
   10.q     Credit Agreement dated as of March 30, 1998, among Sunbeam
            Corporation, the Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., Bank of America
            National Trust and Savings Association and First Union National
            Bank(5)
   10.r     First Amendment to Credit Agreement dated as of May 8, 1998, among
            Sunbeam Corporation, the Subsidiary Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., Bank
            America National Trust and Savings Association and First Union
            National Bank(5)
   10.s     Second Amendment to Credit Agreement dated as of June 30, 1998, among the Company, the Subsidiary Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., Bank
            America National Trust and Savings Association and First Union
            National Bank(8)
   10.t     Third Amendment to Credit Agreement dated as of October 19, 1998, among the Company, the Subsidiary Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., Bank
            America National Trust and Savings Association and First Union
            National Bank(8)
   10.u     Fourth Amendment to Credit Agreement dated as of April 10, 1999, among the Company, the Subsidiary Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., Bank
            America National Trust and Savings Association and First Union
            National Bank(10)
   10.v     Fifth Amendment to Credit Agreement, Third Waiver and Agreement
            dated April 15, 1999; among the Company, the Subsidiary Borrowers referred to therein, the Lenders party thereto, Morgan Stanley
            Senior Funding, Inc., Bank America National Trust and Savings
            Association and First Union National Bank(9)
   10.w     Employment Agreement between the Company and Jerry W. Levin dated
            June 15, 1998(8)
   10.x     Employment Agreement between the Company and Paul Shapiro dated June
            15, 1998(8)
   10.y     Employment Agreement between the Company and Bobby Jenkins dated
            June 15, 1998(8)
   10.z     Agreement between the Company and David Fannin dated August 20,
            1998(8)
   10.aa    First Amendment to Receivables Sale and Contribution Agreement dated
            April 2, 1998, between Sunbeam Products, Inc. and Sunbeam Asset
            Diversification, Inc.(8)

   10.bb    First Amendment to Receivables Purchase and Servicing Agreement
            dated April 2, 1998, between Llama Retail Funding, L.P., Capital
            USA, LLC, Sunbeam Products, Inc. and Sunbeam Asset
            Diversification, Inc.(8)
   10.cc    Second Amendment to Receivables Purchase and Servicing Agreement
            dated July 29,1998, between Llama Retail Funding, L.P., Capital USA,
            LLC, Sunbeam Products, Inc. and Sunbeam Asset Diversification,
            Inc.(8)
   10.dd    Sunbeam Corporation Management Incentive Compensation Plan(10)
   10.ee    Sunbeam Corporation Stock Option Repricing Plan(10)
   10.ff    Amendment No.1 to Agreement and Plan of Merger, dated as of March
            29, 1998, among the Company, Laser Acquisition Corp.,
            Coleman(Parent) Holdings, Inc., and CLN Holdings, Inc.(9)
   10.gg    Compensation and Indemnification Agreement entered into as of June
            29, 1998, between the Company and each of Howard G. Kristol, Charles
            M. Elson, Peter A. Langerman and Faith Whittlesey.(10)
   10.hh    Agreement between Sunbeam Asset Diversification, Inc. and Capital
            USA, LLC amending the Receivables Purchase Agreement among Llama
            Retail Funding, L.P., Sunbeam Asset Diversification, Inc., Capital
            USA, LLC and Sunbeam Products, Inc.(10)
   10.ii    Sixth Amendment to Credit Agreement dated as of May 25, 1999, among the Company, the Subsidiary Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., Bank
            America National Trust and Savings Association and First Union
            National Bank (12)
   10.jj    Seventh Amendment to Credit Agreement dated as of October 25, 1999, among the Company, the Subsidiary Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., Bank
            America National Trust and Savings Association and First Union
            National Bank(11)
   10.kk    Eighth Amendment to Credit Agreement dated as of November 16, 1999, among the Company, the Subsidiary Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., Bank
            America National Trust and Savings Association and First Union
            National Bank(11)
   10.ll    Ninth Amendment to Credit Agreement dated as of November 30, 1999, among the Company, the Subsidiary Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., Bank
            America National Trust and Savings Association and First Union
            National Bank*
   21.      Subsidiaries of the Registrant*
   23.1     Independent Auditors' Consent--Deloitte & Touche LLP*
   23.2     Consent of Independent Certified Public Accountants--Arthur Andersen
            LLP*
   27.      Financial Data Schedule, submitted electronically to the Securities and Exchange Commission for information only and not filed*

(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997.

(5) Incorporated by reference to the Company's Report on Form 10-Q/A for the quarter ended March 30, 1998.

(6) Incorporated by reference to the Company's Report on Form 8-K filed April 13, 1998.

(7) Incorporated by reference to the Company's Report on Form 8-K filed August 14, 1998.

(8) Incorporated by reference to the Company's Report on Form 10-K/A for the fiscal year ending December 28, 1997 filed November 12, 1998.

(9) Incorporated by reference to the Annual Report on Form 10-K filed by THE COLEMAN COMPANY, INC. ON APRIL 15, 1999.

(10) Incorporated by reference to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998.

(11) Incorporated by reference to the Company's Report on Form 8-K filed November 19, 1999.

(12) Incorporated by reference to Sunbeam's Registration Statement on Form S-1 (No. 333-71819), filed with the Securities and Exchange Commission on February 4, 1999.

* Filed with this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SUNBEAM CORPORATION

                                              By: /s/ BOBBY G. JENKINS
                                                 -------------------------------
                                                 Bobby G. Jenkins
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)
                                                 Dated: May 1, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


     NAME AND SIGNATURE                                       TITLE                                         DATE

/s/ JERRY W. LEVIN                                Chairman of the Board, President
------------------------------                    and Chief Executive Officer                         May 1, 2000
    Jerry W. Levin                                (Principal Executive Officer)


/s/ CHARLES M. ELSON                              Director
------------------------------                                                                        May 1, 2000
    Charles M. Elson

/s/ HOWARD GITTIS                                 Director
------------------------------                                                                        May 1, 2000
    Howard Gittis

/s/ JOHN H. KLEIN                                 Director
------------------------------                                                                        May 1, 2000
    John H. Klein

/s/ HOWARD G. KRISTOL                             Director
------------------------------                                                                        May 1, 2000
    Howard G. Kristol

/s/ PETER A. LANGERMAN                            Director
------------------------------                                                                        May 1, 2000
    Peter A. Langerman

/s/ FAITH WHITTLESEY                              Director
------------------------------                                                                        May 1, 2000
    Faith Whittlesey

/s/ PHILIP BEEKMAN                                Director
------------------------------                                                                        May 1, 2000
    Philip Beekman

/s/ JOHN W. FREDERICK                             Vice President, Finance and Corporate Controller
------------------------------                    (Principal Accounting Officer)                      May 1, 2000
    John W. Frederick


                      SUNBEAM CORPORATION AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                                      PAGE
FINANCIAL STATEMENTS:
Independent Auditor's Report........................................................................................  F-2

Report of Independent Auditors......................................................................................  F-3

Report of Independent Certified Public Accountants..................................................................  F-4

Consolidated Statements of Operations for the Fiscal Years Ended December 31, 1999, December 31, 1998 and
   December 28, 1997................................................................................................  F-5

Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998...........................................  F-6

Consolidated Statements of Shareholders' Equity (Deficiency) for the Fiscal Years Ended December 31, 1999,
   December 31, 1998 and December 28, 1997..........................................................................  F-7

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 1999, December 31, 1998 and
   December 28, 1997................................................................................................  F-8

Notes to Consolidated Financial Statements..........................................................................  F-9

FINANCIAL STATEMENT SCHEDULES:*

II. Valuation and Qualifying Accounts...............................................................................  F-43


* All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore not included herein.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Sunbeam Corporation and subsidiaries:

We have audited the accompanying consolidated balance sheets of Sunbeam Corporation and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for each of the two years in the period ended December 31, 1999. Our audits also included the financial statement schedules as of and for the years ended December 31, 1999 and 1998, listed in the Index to Financial Statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the consolidated financial statements of The Coleman Company, Inc. and subsidiaries (consolidated subsidiaries), which statements reflect total assets constituting 30% and 27%, respectively, of consolidated total assets as of December 31, 1999 and 1998, and total revenues constituting 51% and 40%, respectively, of consolidated total revenues for the years then ended. Those consolidated financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for The Coleman Company, Inc. and subsidiaries, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Sunbeam Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and (as to the amounts included for The Coleman Company, Inc. and subsidiaries) the report of other auditors, such financial statement schedules as of and for the year ended December 31, 1999 and 1998, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants


Fort Lauderdale, Florida
April 28, 2000

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder
The Coleman Company, Inc.

         We have audited the consolidated balance sheets of The Coleman Company, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coleman Company, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

                                                      /s/ Ernst & Young LLP

Kansas City, Missouri
April 28, 2000

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Sunbeam Corporation:

We have audited the accompanying consolidated statements of operations, shareholders' equity (deficiency) and cash flows of Sunbeam Corporation (a Delaware corporation) and subsidiaries for the fiscal year ended December 28, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Sunbeam Corporation and subsidiaries for the fiscal year ended December 28, 1997 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II for the year ended December 28, 1997 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This Schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
October 16, 1998

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)

                                                                                        FISCAL YEAR ENDED
                                                                             -----------------------------------------
                                                                             DECEMBER 31,   DECEMBER 31,  DECEMBER 28,
                                                                                 1999           1998           1997
                                                                             -----------    -----------    -----------
Net sales ................................................................   $ 2,397,979    $ 1,836,871    $ 1,073,090
Cost of goods sold .......................................................     1,793,360      1,781,851        830,956
Selling, general and administrative expense ..............................       701,223        725,045        152,653
Restructuring benefit ....................................................            --             --        (14,582)
                                                                             -----------    -----------    -----------
Operating (loss) earnings ................................................       (96,604)      (670,025)       104,063
Interest expense .........................................................       200,181        130,607         11,381
Other (income) expense, net ..............................................        (3,599)        (4,284)            12
                                                                             -----------    -----------    -----------
(Loss) earnings from continuing operations before income taxes,
   minority interest and extraordinary charge ............................      (293,186)      (796,348)        92,670
Income taxes (benefit):
   Current ...............................................................        (4,227)         8,667          1,528
   Deferred ..............................................................        (4,597)       (18,797)        38,824
                                                                             -----------    -----------    -----------
                                                                                  (8,824)       (10,130)        40,352
                                                                             -----------    -----------    -----------
Minority interest ........................................................        15,157        (10,681)            --
                                                                             -----------    -----------    -----------
(Loss) earnings from continuing operations before extraordinary
   charge ................................................................      (299,519)      (775,537)        52,318
Loss on sale of discontinued operations, net of income taxes .............            --             --        (14,017)
Extraordinary charge from early extinguishments of debt ..................            --       (122,386)            --
                                                                             -----------    -----------    -----------
Net (loss) earnings ......................................................   $  (299,519)   $  (897,923)   $    38,301
                                                                             ===========    ===========    ===========
(Loss) earnings per share:
   (Loss) earnings from continuing operations before extraordinary charge:
      Basic ..............................................................   $     (2.97)   $     (7.99)   $      0.62
                                                                             ===========    ===========    ===========
      Diluted ............................................................   $     (2.97)   $     (7.99)   $      0.60
                                                                             ===========    ===========    ===========
   Loss on sale of discontinued operations:
      Basic ..............................................................   $        --    $        --    $     (0.17)
                                                                             ===========    ===========    ===========
      Diluted ............................................................   $        --    $        --    $     (0.16)
                                                                             ===========    ===========    ===========
   Extraordinary charge:
      Basic ..............................................................   $        --    $     (1.26)   $        --
                                                                             ===========    ===========    ===========
      Diluted ............................................................   $        --    $     (1.26)   $        --
                                                                             ===========    ===========    ===========
   Net (loss) earnings:
      Basic ..............................................................   $     (2.97)   $     (9.25)   $      0.45
                                                                             ===========    ===========    ===========
      Diluted ............................................................   $     (2.97)   $     (9.25)   $      0.44
                                                                             ===========    ===========    ===========
   Weighted average common shares outstanding:
      Basic ..............................................................       100,744         97,121         84,945
      Diluted ............................................................       100,744         97,121         87,542


                 See Notes to Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                     DECEMBER 31,   DECEMBER 31,
                                                                         1999           1998
                                                                     -----------    -----------
ASSETS
Current assets:
   Cash and cash equivalents .....................................   $    40,799    $    61,432
   Restricted investments ........................................            --         74,386
   Receivables, net ..............................................       364,338        361,774
   Inventories ...................................................       460,680        519,189
   Prepaid expenses and other current assets .....................        72,130         74,187
                                                                     -----------    -----------
      Total current assets .......................................       937,947      1,090,968
Property, plant and equipment, net ...............................       447,116        455,172
Trademarks, tradenames, goodwill and other, net ..................     1,747,286      1,859,377
                                                                     -----------    -----------
                                                                     $ 3,132,349    $ 3,405,517
                                                                     ===========    ===========
LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY
Current liabilities:
   Short-term debt and current portion of long-term debt .........   $   139,806    $   119,103
   Accounts payable ..............................................       185,610        162,173
   Other current liabilities .....................................       300,809        321,185
                                                                     -----------    -----------
      Total current liabilities ..................................       626,225        602,461
Long-term debt, less current portion .............................     2,164,002      2,142,362
Other long-term liabilities ......................................       241,264        248,459
Deferred income taxes ............................................        93,288        100,473
Minority interest ................................................        66,910         51,325
Commitments and contingencies (Notes 3 and 15)
Shareholders' (deficiency) equity:
   Preferred stock (2,000,000 shares authorized, none outstanding)            --             --
   Common stock (100,746,400 and 100,739,053 shares issued) ......         1,007          1,007
   Additional paid-in capital ....................................     1,122,455      1,123,457
   Accumulated deficit ...........................................    (1,109,516)      (809,997)
   Accumulated other comprehensive loss ..........................       (73,286)       (54,030)
                                                                     -----------    -----------
      Total shareholders' (deficiency) equity ....................       (59,340)       260,437
                                                                     -----------    -----------
                                                                     $ 3,132,349    $ 3,405,517
                                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                (Amounts in thousands, except per share amounts)

                                                                 (ACCUMULATED  ACCUMULATED                             TOTAL
                                                      ADDITIONAL   DEFICIT)       OTHER                             SHAREHOLDERS'
                                          COMMON       PAID-IN     RETAINED   COMPREHENSIVE   UNEARNED    TREASURY     EQUITY
                                           STOCK       CAPITAL     EARNINGS   (LOSS) INCOME COMPENSATION    STOCK    (DEFICIENCY)
                                        -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance at December 29, 1996 ........   $       884  $   447,948  $    54,899  $   (18,274) $    (7,036) $   (63,388) $   415,033
Comprehensive income:
   Net earnings .....................            --           --       38,301           --           --           --       38,301
   Minimum pension liability ........            --           --           --      (14,050)          --           --      (14,050)
   Translation adjustments ..........            --           --           --         (739)          --           --         (739)
                                                                                                                      -----------
     Comprehensive income ...........                                                                                      23,512
Common dividends ($0.04 per share) ..            --           --       (3,399)          --           --           --       (3,399)
Exercise of stock options ...........            16       30,496           --           --           --           --       30,512
Amortization of unearned compensation            --           --           --           --        5,322           --        5,322
Other stock issuances ...............            --          756           --           --           --          343        1,099
                                        -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance at December 28, 1997 ........           900      479,200       89,801      (33,063)      (1,714)     (63,045)     472,079
Comprehensive loss:
   Net loss .........................            --           --     (897,923)          --           --           --     (897,923)
   Minimum pension liability ........            --           --           --      (21,795)          --           --      (21,795)
   Translation adjustments ..........            --           --           --          828           --           --          828
                                                                                                                      -----------
     Comprehensive loss .............                                                                                    (918,890)
Common dividends ($0.02 per share) ..            --           --       (1,875)          --           --           --       (1,875)
Exercise of stock options ...........             9       18,383           --           --           --           --       18,392
Grant of restricted stock ...........             4       18,880           --           --      (32,500)          --      (13,616)
Cancellation of restricted stock ....            (1)      (5,228)          --           --       10,182       (2,250)       2,703
Amortization of unearned compensation            --           --           --           --       24,032           --       24,032
Acquisition of Coleman ..............            95      541,428           --           --           --       65,200      606,723
Warrants issued .....................            --       70,000           --           --           --           --       70,000
Other stock issuances ...............            --          794           --           --           --           95          889
                                        -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance at December 31, 1998 ........         1,007    1,123,457     (809,997)     (54,030)          --           --      260,437

Comprehensive loss:
   Net loss .........................            --           --     (299,519)          --           --           --     (299,519)
   Minimum pension liability ........            --           --           --       (5,995)          --           --       (5,995)
   Translation adjustments ..........            --           --           --      (13,261)          --           --      (13,261)
                                                                                                                      -----------
     Comprehensive loss .............                                                                                    (318,775)

Other ...............................            --       (1,002)          --           --           --           --       (1,002)
                                        -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance at December 31, 1999 ........   $     1,007  $ 1,122,455  $(1,109,516) $   (73,286) $        --  $        --  $   (59,340)
                                        ===========  ===========  ===========  ===========  ===========  ===========  ===========

                 See Notes to Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                               FISCAL YEAR ENDED
                                                                    -----------------------------------------
                                                                    DECEMBER 31,  DECEMBER 31,   DECEMBER 28,
                                                                        1999           1998           1997
                                                                    -----------    -----------    -----------
Operating Activities:
   Net (loss) earnings ..........................................   $  (299,519)   $  (897,923)   $    38,301
     Adjustments to reconcile net (loss) earnings to net
      cash used in operating activities:
        Depreciation and amortization ...........................       132,006        107,865         39,757
        Non-cash interest charges ...............................        45,565         32,531             --
        Restructuring benefit ...................................            --             --        (14,582)
        Loss on sale of discontinued operations, net of taxes ...            --             --         14,017
        Deferred income taxes ...................................        (4,597)       (18,797)        38,824
        Minority interest .......................................        15,157        (10,681)            --
        (Gain) loss on sale of property, plant and equipment ....        (3,673)         3,260             --
        Provision for fixed assets ..............................         8,008         39,404             --
        Provision for excess and obsolete inventory .............         3,828         95,830             --
        Asset impairment ........................................        52,000         62,490             --
        Issuance of warrants ....................................            --         70,000             --
        Non-cash compensation charge ............................            --         13,118             --
        Extraordinary charge from early extinguishments of debt .            --        122,386             --

     Changes in operating assets and liabilities, exclusive
      of impact of divestitures and acquisitions:
        Receivables, net ........................................        (4,952)       147,045          1,044
        Inventories .............................................        49,078         37,112       (140,555)
        Accounts payable ........................................        29,160        (68,187)         4,261
        Restructuring accrual ...................................          (645)        (3,894)       (31,957)
        Prepaid expenses and other current assets and liabilities        (6,868)        50,622        (16,092)
        Income taxes payable ....................................       (13,919)        15,758         52,052
        Change in other long-term and non-operating liabilities .           692         13,994         (1,401)
        Other, net ..............................................        (5,605)        (2,347)        10,288
                                                                    -----------    -----------    -----------
          Net cash used in operating activities .................        (4,284)      (190,414)        (6,043)
                                                                    -----------    -----------    -----------
Investing Activities:
   Capital expenditures .........................................       (90,194)       (53,686)       (60,544)
   Proceeds from sale of divested operations and other assets ...        10,451          9,575         90,982
   Purchases of businesses, net of cash acquired ................        (4,778)      (522,412)            --
   Other, net ...................................................            22           (139)            --
                                                                    -----------    -----------    -----------
          Net cash (used in) provided by investing activities ...       (84,499)      (566,662)        30,438
                                                                    -----------    -----------    -----------
Financing Activities:
   Issuance of convertible senior subordinated debentures,
        net of  financing fees ..................................            --        729,622             --
   Net borrowings under revolving credit facility ...............        75,971      1,205,675          5,000
   Payments of debt obligations, including prepayment penalties .        (3,225)    (1,186,796)       (12,157)
   Proceeds from exercise of stock options ......................            35         19,553         26,613
   Payments of dividends on common stock ........................            --         (1,875)        (3,399)
   Other, net ...................................................        (4,631)            31            320
                                                                    -----------    -----------    -----------
          Net cash provided by financing activities .............        68,150        766,210         16,377
                                                                    -----------    -----------    -----------
          Net (decrease) increase in cash and cash equivalents ..       (20,633)         9,134         40,772
   Cash and cash equivalents at beginning of year ...............        61,432         52,298         11,526
                                                                    -----------    -----------    -----------
   Cash and cash equivalents at end of year .....................   $    40,799    $    61,432    $    52,298
                                                                    ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Sunbeam Corporation and all of its majority-owned subsidiaries ("Sunbeam" or the "Company") is a leading designer, manufacturer and marketer of branded consumer products. The Company's primary business is the manufacturing, marketing and distribution of durable household and outdoor leisure consumer products through mass market and other distribution channels in the United States and internationally. The Company also sells its products to professional and commercial end users such as small businesses, health care providers, hotels and other institutions. The Company's principal products include household kitchen appliances; health monitoring and care products for home use; scales for consumer and professional use for weight management and business uses; electric blankets and throws; clippers and trimmers for consumer, professional and animal uses; smoke and carbon monoxide detectors; outdoor barbecue grills; camping equipment such as tents, lanterns, sleeping bags and stoves; coolers; backpacks and book bags; and portable generators and compressors. The Company, through its Thalia Products Inc. ("Thalia") subsidiary, is developing Home Linking Technology(TM), or HLT(TM), which is designed to allow products to communicate with each other.

In 1998 the Company acquired an indirect controlling interest in The Coleman Company, Inc. ("Coleman") and all the outstanding common stock of Signature Brands USA, Inc. ("Signature Brands") and First Alert, Inc. ("First Alert"). In January 2000, the Company acquired the remaining interest in Coleman.

See Note 3 for information relevant to management's plans to fund its capital and debt service requirements for 2000.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Sunbeam Corporation and all majority-owned subsidiaries that it controls. All material intercompany balances and transactions have been eliminated.

PRESENTATION OF FISCAL PERIODS

To standardize the fiscal period ends of the Company and its acquired entities, effective with its 1998 fiscal year, the Company changed its fiscal year end from the Sunday nearest December 31 to a calendar year. The impact of this change in fiscal period on net sales for 1998 was to increase sales by approximately $5.5 million, and the impact on operating results for the period was to increase the net loss by approximately $1.5 million.

Fiscal year 1997 ended on December 28, 1997 which encompassed a 52-week period.

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

CONCENTRATIONS OF CREDIT RISK

Substantially all of the Company's trade receivables are due from retailers and distributors located throughout the United States, Europe, Latin America, Canada, and Japan. Approximately 35% of the Company's sales in 1999 were to its 5 largest customers. The Company establishes its credit policies based on an ongoing evaluation of its customers' creditworthiness and competitive market conditions and establishes its allowance for doubtful accounts based on an assessment of exposures to credit losses at each balance sheet date. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at December 31, 1999. However, certain retailers filed for bankruptcy protection in the last several years and it is possible that additional credit losses could be incurred if other retailers seek bankruptcy protection or if the trends of retail consolidation continue.

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

         Buildings and improvements........................     5 to 45 years
         Machinery, equipment and tooling..................     3 to 15 years
         Furniture and fixtures............................     3 to 10 years

Leasehold improvements are amortized on a straight-line basis over the shorter of its estimated useful life or the term of the lease.

LONG-LIVED ASSETS

The Company accounts for long-lived assets pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The Company periodically evaluates factors, events and circumstances which include, but are not limited to, the historical and projected operating performance of the business operations, specific industry trends and general economic conditions to assess whether the remaining estimated useful lives of long-lived assets may warrant revision or whether the remaining asset values are recoverable through future operations. When such factors, events or circumstances indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of cash flows (undiscounted and without interest charges) over the remaining lives of the assets to measure recoverability. If the estimated cash flows are less than the carrying value of the asset, the loss is measured as the amount by which the carrying value of the asset exceeds fair value. As of December 31, 1999 and 1998, and as of December 28, 1997 based upon the Company's analysis pursuant to SFAS No. 121, there were no long-lived assets with preliminary indication of impairment, except as discussed in Note 11.

With respect to enterprise level goodwill, the Company reviews impairment when changes in circumstances, similar to those described above for long-lived assets, indicate that the carrying value may not be recoverable. Under these circumstances, the Company estimates future cash flows using the recoverability method (undiscounted and including related interest charges), as a basis for recording any impairment loss. An impairment loss is then recorded to adjust the carrying value of goodwill to the recoverable amount. The impairment loss taken is no greater than the amount by which the carrying value of the net assets of the business exceeds its fair value. As a result of the Company's analysis of the recoverability of goodwill as of December 31, 1999 and 1998 and as of December 28, 1997, there were no indications of impairment, except as discussed in Note 11.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into interest rate swap agreements and foreign exchange rate contracts as part of the management of its interest rate and foreign currency exchange rate exposures. The Company has no derivative financial instruments held for trading purposes and none of the instruments are leveraged. All financial instruments are put into place to hedge specific exposures. To qualify as a hedge, the item to be hedged must expose the Company to price, interest rate or foreign currency exchange rate risk and the hedging instrument must reduce that exposure. Any contracts held or issued that do not meet the requirements of a hedge are recorded at fair value in the Consolidated Balance Sheets and any changes in that fair value are recognized in the Consolidated Statements of Operations.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1.     OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Interest rate swap agreements - Interest rate differentials to be paid or received as a result of interest rate swap agreements are accrued and recognized as an adjustment of interest expense related to the designated debt. Amounts receivable or payable under the agreements are included in receivables or other current liabilities in the Consolidated Balance Sheets. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements. Related premiums are amortized to interest expense ratably during the life of the swap agreement.

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

Interest rate cap agreements - Amounts receivable relating to interest rate cap agreements are accrued and recognized as an adjustment to interest expense associated with the designated debt. Amounts receivable under the agreements are included in receivables in the Consolidated Balance Sheets. The fair value of the cap agreements and changes to the fair value as a result of changes in the market interest rates are not recognized in the financial statements.

Foreign currency options and forward contracts - Foreign currency contracts designated and effective as hedges are marked to market with realized and unrealized gains and losses deferred and recognized in operations when the designated transaction occurs. Foreign currency contracts not designated as hedges, failing to be hedges or failing to continue as effective hedges are included in operations as foreign exchange gains or losses.

Discounts or premiums on forward contracts designated and effective as hedges are amortized or accreted to expense using the straight-line method over the term of the related contract. Discounts or premiums on forward contracts not designated or effective as hedges are included in the mark to market adjustment and recognized in income as foreign exchange gains or losses. Initial premiums paid for purchased option contracts are amortized over the related option period.

CAPITALIZED INTEREST

Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives. Total interest costs during 1999, 1998 and 1997 amounted to $201.5 million, $131.4 million, and $12.3 million, respectively, of which $1.3 million, $0.8 million, and $0.9 million, respectively, was capitalized as a cost of the related long-term assets.

DEFERRED FINANCING COSTS

Costs incurred in connection with obtaining financing are deferred and amortized as a charge to interest expense over the terms of the related borrowings using the effective interest method.

INTANGIBLES

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

PRODUCT LIABILITY

The Company provides for product liability costs it estimates will be needed to cover future product liability obligations for product sold during the year. Estimates of product liability costs are periodically reviewed and based upon actuarial valuations made by an independent actuarial consultant. The estimates are updated to consider actual experience, number of claims and other relevant factors.

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

ADVERTISING COSTS

Media advertising costs included in Selling, General and Administrative Expense ("SG&A") are expensed as incurred. Allowances provided to customers for cooperative advertising are charged to operations, as earned, based on revenues and are included as a deduction from gross sales in determining net sales. The amounts charged to operations for media and cooperative advertising during 1999, 1998 and 1997 were $109.8 million, $124.5 million and $55.7 million, respectively.

RESEARCH AND DEVELOPMENT

Research and development expenditures are expensed in the period incurred. The amounts charged against operations during 1999, 1998 and 1997 were $26.8 million, $18.7 million, and $5.7 million, respectively.

FOREIGN CURRENCY TRANSLATION

The assets and liabilities of subsidiaries, other than those operating in highly inflationary economies, are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date. The resulting translation gains and losses are accumulated in a separate component of shareholders' equity (deficiency). Income and expense items are converted into U.S. dollars at average rates of exchange prevailing during the year with gains or losses resulting from foreign currency transactions included in the results of operations.

For subsidiaries operating in highly inflationary economies (Venezuela), inventories and property, plant and equipment are translated at the rate of exchange on the date the assets were acquired, while other assets and liabilities are translated at year-end exchange rates. Translation adjustments for those operations are included in Other (Income) Expense, Net in the accompanying Consolidated Statements of Operations. Effective January 1, 1999, Mexico is no longer considered highly inflationary.

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

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1.     OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

The Company has chosen to account for its stock options using the intrinsic value based method prescribed in APB Opinion No. 25 and, accordingly, does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant. Pro forma net income and earnings per share amounts as required by SFAS 123 are presented in Note 9 as if the fair value method had been adopted; however, SFAS No. 123 does not impact the Company's results of operations, financial position or cash flows.

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

For the years ended December 31, 1999 and 1998, respectively, 55,661 and 1,902,177 shares related to stock options, were not included in diluted average common shares outstanding because their effect would be antidilutive. Stock options to purchase 19,412,722 and 7,330,574 common shares were excluded from potential common shares at December 31, 1999 and 1998, respectively, as the option exercise prices were greater than the average market price of the Company's common stock during the year. Diluted average common shares outstanding as of December 31, 1999 and 1998 excludes 13,242,050 shares related to the conversion feature of the Zero Coupon Convertible Senior Subordinated Debentures (see Note 3) and 23,000,000 shares issuable on the exercise of warrants, due to antidilution. For the year ended December 28, 1997, the dilutive effect of 2,718,649 equivalent shares related to stock options and (120,923) equivalent shares of restricted stock were used in determining the dilutive average shares outstanding.

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

In June 1999, the FASB issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-DEFERRAL OF THE EFFECTIVE DATE OF STATEMENT NO. 133, which delays the effective date of Statement No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 requires the recognition of all derivatives in the Consolidated Balance Sheets as either assets or liabilities measured at fair value. The Company will adopt SFAS No. 133 for the 2001 fiscal year. The Company has not yet determined the impact SFAS No. 133 will have on its consolidated financial position, results of operations or cash flows.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the 1999 presentation.

2.     ACQUISITIONS

On March 30, 1998, pursuant to a merger agreement dated as of February 27, 1998, the Company, through a wholly-owned subsidiary, acquired approximately 81% of the total number of then outstanding shares of common stock of Coleman from an affiliate of MacAndrews & Forbes Holdings, Inc. ("M&F"), in exchange for 14,099,749 shares of the Company's common stock and approximately $160 million in cash. In addition, the Company assumed approximately $1,016 million in debt. The value of the common stock issued at the date of acquisition was derived by using the average closing stock price as reported on the New York Stock Exchange Composite Tape for the day before and day of the public announcement of the acquisition. Immediately thereafter, as a result of the exercise of employee stock options, the Company's indirect beneficial ownership of Coleman decreased to approximately 79% of the total number of the outstanding shares of Coleman common stock.

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

In January 2000, pursuant to a merger agreement dated as of February 27, 1998, the Company acquired the remaining publicly held Coleman shares pursuant to a merger transaction which provided that the remaining Coleman stockholders (other than stockholders who are seeking appraisal rights under Delaware law) receive
0.5677 of a share of the Company's common stock and $6.44 in cash for each share of Coleman common stock they owned, aggregating approximately 6.7 million shares of the Company's common stock and $87 million in cash. The approximate $87 million aggregate cash payment included $4.8 million related to the cash out of remaining Coleman employee options, in accordance with the merger agreement, which occurred in December 1999. In addition, pursuant to a court approved settlement of claims by Coleman public stockholders the Company issued to such stockholders (other than such stockholders who are seeking appraisal rights under Delaware law), warrants expiring August 24, 2003 to purchase 4.98 million shares of the Company's common stock at $7.00 per share less approximately 498,000 warrants issued to the plaintiffs' attorneys for their fees and expenses. These warrants, which generally have the same terms as the warrants previously issued to M&F's subsidiary were issued when the consideration was paid for the Coleman merger. The total consideration given for the purchase of the remaining publicly held Coleman shares was valued at $146 million.

On April 6, 1998, the Company completed the cash acquisitions of First Alert, a leading manufacturer of smoke and carbon monoxide detectors, and Signature Brands, a leading manufacturer of consumer and professional products. The First Alert acquisition was valued at approximately $182 million, including $133 million of cash and $49 million of assumed debt. The Signature Brands acquisition was valued at $255 million, reflecting cash paid, including the required retirement or defeasance of debt.

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

In each acquisition, the purchase price paid has been allocated to the fair value (determined by independent appraisals) of tangible and identified intangible assets acquired and liabilities assumed as follows (in millions):

                                                                           SIGNATURE   FIRST
                                                                 COLEMAN    BRANDS     ALERT     TOTAL
                                                                 -------    -------   -------   -------
Value of common stock issued .................................   $   607    $    --   $    --   $   607
Cash paid including expenses and mandatory redemption of debt,
   net of cash acquired ......................................       160        255       133       548
Cash received from sale of Coleman Spas, Inc. ................       (17)        --        --       (17)
Cash received from stock option proceeds .....................        (9)        --        --        (9)
                                                                 -------    -------   -------   -------
Net cash paid and equity issued ..............................       741        255       133     1,129
Fair value of total liabilities assumed, including debt ......     1,455         83       103     1,641
                                                                 -------    -------   -------   -------
                                                                   2,196        338       236     2,770
Fair value of assets acquired ................................     1,113        191       172     1,476
                                                                 -------    -------   -------   -------
Excess of purchase price over fair value of net assets
   acquired ..................................................   $ 1,083    $   147   $    64   $ 1,294
                                                                 =======    =======   =======   =======

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.     ACQUISITIONS - (CONTINUED)

The excess of purchase price over the fair value of net assets acquired has been classified as goodwill. Goodwill related to the Coleman and Signature Brands acquisitions is being amortized on a straight-line basis over 40 years. Approximately $1.1 billion of goodwill was recorded by the Company in connection with the acquisition of Coleman. Goodwill has been allocated to the various operating businesses of Coleman based on the estimated fair value of Coleman's component businesses. During the fourth quarter of 1998, as a result of the significant losses incurred by First Alert, as well as its future prospects, the Company determined that the goodwill relating to the First Alert acquisition was impaired and, based on the determination of fair value, wrote-off the net carrying value of goodwill approximating $62.5 million. This one-time charge is reflected in SG&A expense in the Consolidated Statements of Operations.

As of the date of the acquisition of Coleman, the then management of the Company determined approximately 117 employees of Coleman would need to be involuntarily terminated in order to eliminate duplicate activities and functions and fully integrate Coleman into the Company's operations. The Company recognized a liability of approximately $8 million representing severance and benefit costs related to the 117 employees pursuant to the termination plan. This liability was included in the allocation of purchase price. As of December 31, 1999, the Company had paid severance benefits of approximately $7.5 million and 4 employees remain to be terminated. Remaining termination costs are expected to be paid by December 31, 2000 and no additional charges are anticipated in future periods related to this issue.

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

                                                                                          FISCAL YEARS ENDED
                                                                                       -------------------------
                                                                                       DECEMBER 31, DECEMBER 28,
                                                                                          1998         1997
                                                                                       -----------  -----------
Net sales .................................................                            $   2,098.7  $   2,408.9
Net loss from continuing operations before extraordinary
   charge .................................................                                 (801.1)       (23.6)
Basic and diluted loss per share from continuing operations
   before extraordinary charge ............................                                  (7.96)       (0.24)


3.     DEBT

Debt at the end of each fiscal year consists of the following (in thousands):

                                                                                          1999         1998
                                                                                       ----------   ----------
Term loans, due in installments through 2006, average interest rate
   of 8.85% for 1999 and 8.47% for 1998 ............................................   $1,260,000   $1,262,500
Revolving credit facility, average interest rate of 8.95% for 1999
   and 8.55% for 1998 ..............................................................      177,000       94,000
Zero coupon convertible senior subordinated debentures, net of unamortized
   discount of $1,195,460 and $1,234,845 at December 31, 1999 and 1998, respectively      818,540      779,155
Senior subordinated notes, bearing interest at 13.0%, payable
   semiannually ....................................................................           --       70,000
Other lines of credit, including foreign facilities ................................       38,596       45,803
Other long-term borrowings, due through 2012, weighted average
   interest rate of 3.93% and 3.89%, at December 31, 1999 and 1998, respectively ...        9,672       10,007
                                                                                       ----------   ----------
                                                                                        2,303,808    2,261,465
Less short-term debt and current portion of long-term debt .........................      139,806      119,103
                                                                                       ----------   ----------
Long-term debt .....................................................................   $2,164,002   $2,142,362
                                                                                       ==========   ==========

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.     DEBT - (CONTINUED)

Concurrent with the acquisitions, the Company replaced its $250 million syndicated unsecured five-year revolving credit facility with a revolving and term credit facility (the "Credit Facility"). The Credit Facility provided for aggregate borrowings of up to $1.7 billion and in addition to other customary covenants, required the Company to maintain specified consolidated leverage, interest coverage and fixed charge coverage ratios as of the end of each fiscal quarter occurring after March 31, 1998 and on or prior to the latest stated maturity date for any of the borrowings under the Credit Facility.

As a result of, among other things, its operating losses incurred during the first half of 1998, the Company did not achieve the specified financial ratios for June 30, 1998 and it appeared unlikely that the Company would achieve the specified financial ratios for September 30, 1998. Consequently, the Company and its lenders entered into an agreement dated as of June 30, 1998 that waived through December 31, 1998 all defaults arising from the failure of the Company to satisfy the specified financial ratios for June 30, 1998 and September 30, 1998. Pursuant to an agreement with the Company dated as of October 19, 1998, the Company's lenders extended all of the waivers under the June 30, 1998 agreement through April 10, 1999 and also waived through such date all defaults arising from any failure by the Company to satisfy the specified financial ratios for December 31, 1998. In April 1999, such waivers were extended through April 10, 2000 and on April 10, 2000 such waivers were extended through April 14, 2000.

On April 14, 2000, the Company and its lenders entered into an amendment to the Credit Facility that, among other things, waived until April 10, 2001 all defaults arising from any failure by the Company to satisfy certain financial ratios for any fiscal quarter end occurring through March 31, 2001. As part of the April 14, 2000 amendment, the Company agreed to a minimum cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") covenant that is based on consolidated EBITDA and is tested at the end of each month occurring on or prior to March 31, 2001. The minimum cumulative EBITDA is initially $35.8 million for the period from January 1, 2000 through April 30, 2000 and generally increases on a monthly basis until it reaches $213.6 million for the period from January 1, 2000 through March 31, 2001. The following description of the Credit Facility reflects the significant terms of the Credit Facility as amended to date.

The Credit Facility provides for aggregate borrowings of up to $1.7 billion pursuant to: (i) a revolving credit facility in an aggregate principal amount of up to $400 million maturing March 30, 2005 ($52.5 million of which was used to complete the Coleman merger which occurred on January 6, 2000); (ii) up to $800.0 million in term loans maturing on March 30, 2005 (of which $35.0 million was used to complete the Coleman merger which occurred on January 6, 2000) and
(iii) a $500.0 million term loan maturing September 30, 2006 (of which $5.0 million has been repaid). As of December 31, 1999, $1.4 billion was outstanding and $0.2 billion was available for borrowing under the Credit Facility. The remaining $0.1 billion of the $1.7 billion Credit Facility was committed for outstanding letters of credit.

Pursuant to the Credit Facility, interest accrues, at the Company's option: (i) at the London Interbank Offered Rate ("LIBOR"), or (ii) at the base rate of the administrative agent which is generally the higher of the prime commercial lending rate of the administrative agent or the Federal Funds Rate plus 0.50%, in each case plus an interest margin which was 4.00% for LIBOR borrowings and 2.50% for base rate borrowings at December 31, 1999. The applicable interest margin was reduced to 3.00% for LIBOR borrowings and 1.75% for base rate borrowings on January 6, 2000, concurrent with the effective date of the Coleman merger. The applicable interest margin is subject to further downward adjustment upon the reduction of the aggregate borrowings under the Credit Facility. Borrowings under the Credit Facility are secured by a pledge of the stock of the Company's material subsidiaries and by a security interest in substantially all of the assets of the Company and its material domestic subsidiaries. In addition, borrowings under the Credit Facility are guaranteed by a number of the Company's wholly-owned material domestic subsidiaries and these subsidiary guarantees are secured by substantially all of the material domestic subsidiaries' assets. To the extent extensions of credit are made to any subsidiaries of the Company, the obligations of such subsidiaries are guaranteed by the Company.

Under terms of the April 14, 2000 amendment to the Credit Facility, the Company is obligated to pay the bank lenders an amendment fee for the April 14, 2000 amendment of 0.50% of the commitments under the Credit Facility as of April 14, 2000, totaling $8.5 million. This fee is payable on the earlier of June 30, 2000 or the closing of the Eastpak sale. On November 30, 2000, the Company must also pay an amendment fee previously agreed to for the April 15, 1999 amendment equal to 0.50% of the commitments under the Credit Facility as of April 15, 1999, totaling $8.5 million. An additional amendment fee relating to the April 15, 1999 amendment equal to $8.5 million will be payable to the bank lenders if the aggregate loan and commitment exposure under the Credit Facility is equal to or more than $1.2 billion on November 30, 2000, with such fee being payable on June 30, 2001. The $17 million amendment fee associated with the April 15, 1999 amendment is being amortized to interest expense using the straight-line method over the one year term of the amendment. The $8.5 million amendment fee associated with April 14, 2000 amendment will be amortized to interest expense using the straight-line method over the one year term of that amendment.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.       DEBT - (CONTINUED)

In addition to the above described ratios and tests, the Credit Facility contains covenants customary for credit facilities of a similar nature, including limitations on the ability of the Company and its subsidiaries, including Coleman, to, among other things, (i) declare dividends or repurchase stock, (ii) prepay, redeem or repurchase debt, incur liens and engage in sale-leaseback transactions, (iii) make loans and investments, (iv) incur additional debt, (v) amend or otherwise alter material agreements or enter into restrictive agreements, (vi) make capital expenditures, (vii) fail to maintain its trade receivable securitization programs, (viii) engage in mergers, acquisitions and asset sales, (ix) engage in certain transactions with affiliates, (x) settle certain litigation, (xi) alter its cash management system and (xii) alter the businesses they conduct. The Credit Facility provides for events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenant, cross-defaults, bankruptcy, material adverse change arising from compliance with ERISA, material adverse judgments, entering into guarantees and change of ownership and control. Furthermore, the Credit Facility requires the Company to prepay loans under the Credit Facility on December 31, 2000 to the extent that cash on hand in the Company's concentration accounts plus the aggregate amount of unused revolving loan commitments on that date exceed $185.0 million.

Unless waived by the bank lenders, the failure of the Company to satisfy any of the financial ratios and tests contained in the Credit Facility or the occurrence of any other event of default under the Credit Facility would entitle the bank lenders to (a) receive a 2.00% increase in the interest rate applicable to outstanding loans and increase the trade letter of credit fees to 1.00% and
(b) declare the outstanding borrowings under the Credit Facility immediately due and payable and exercise all or any of their other rights and remedies. Any such acceleration or other exercise of rights and remedies would likely have a material adverse effect on the Company.

Pursuant to the April 14, 2000 amendment, term loan payments originally scheduled for September 30, 1999 and March 31, 2000 in the amount of $69.3 million on each date are to be made as follows: (i) $69.3 million on the earlier of the sale of Eastpak or August 15, 2000, (ii) $30.8 million on November 30, 2000 and (iii) $38.5 million on April 10, 2001. In addition, the April 14, 2000 amendment provides that the payment dates for the $69.3 million term loan payments originally scheduled for each of September 30, 2000 and March 31, 2001, are deferred until April 10, 2001.

In March 1998, the Company completed an offering of Zero Coupon Convertible Senior Subordinated Debentures due 2018 (the "Debentures") at a yield to maturity of 5.0% (approximately $2,014 million principal amount at maturity) which resulted in approximately $730 million of net proceeds. The Debentures are exchangeable for shares of the Company's common stock at an initial conversion rate of 6.575 shares for each $1,000 principal amount at maturity of the Debentures, subject to adjustment upon occurrence of certain events. The Debentures are subordinated in right of payment to all existing and future senior indebtedness of the Company. The Debentures are not redeemable by the Company prior to March 25, 2003. On or after such date, the Debentures are redeemable for cash with at least 30 days notice, at the option of the Company. The Company is required to purchase Debentures at the option of the holder as of March 25, 2003, March 25, 2008 and March 25, 2013, at purchase prices equal to the issue price plus accrued original discount to such dates. The Company may, at its option, elect to pay any such purchase price in cash or common stock, or any combination thereof. However, the Credit Facility prohibits the Company from redeeming or repurchasing debentures for cash. The Company was required to file a registration statement with the Securities and Exchange Commission ("SEC") to register the Debentures by June 23, 1998. This registration statement was filed February 4, 1999 and, as amended, was declared effective on November 8, 1999. The Company's failure to file the registration statement by June 23, 1998 did not constitute a default under the terms of the Debentures. From June 23, 1998 until the registration statement was declared effective, the Company was required to pay to the Debenture holders cash liquidated damages accruing, for each day during such period, at a rate per annum equal to 0.25% during the first 90 days and 0.50% thereafter multiplied by the total of the issue price of the Debentures plus the original issue discount thereon on such day. The Company has made total payments for liquidated damages since June 23, 1998 of $4.5 million, of which $3.0 million and $1.5 million related to damages for the years ended December 31, 1999 and 1998, respectively.

In connection with the acquisition of Signature Brands, the Company was required to defease $70.0 million of acquired debt. Cash was placed with a trustee to provide for the defeasance, including the related prepayment penalty. This cash was used to purchase Treasury Notes. Accordingly, $74.4 million of restricted investments held by the trustee for the August 1999 liquidation of this acquired debt are reflected as an asset and $70.0 million is reflected as short-term debt in the Consolidated Balance Sheet at December 31, 1998. The prepayment penalty is reflected as part of the acquisition price of Signature Brands. This debt was redeemed in August 1999 utilizing the proceeds of the investments restricted for this purpose.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.     DEBT - (CONTINUED)

In March 1998, the Company prepaid the $75.0 million, 7.85% industrial revenue bond related to its Hattiesburg facility originally due in 2009. In connection with the early extinguishment of this debt, the Company recognized an extraordinary charge of $7.5 million. As a result of repayment of certain indebtedness assumed in the Coleman acquisition, the Company also recognized an extraordinary charge of $114.9 million. The debt assumed in connection with the Coleman acquisition was repaid as a result of the requirements under the terms of the Credit Facility credit agreement. These extraordinary charges consisted of redemption premiums ($106.9 million), unamortized debt discount ($13.8 million) and unamortized deferred financing costs ($1.7 million).

During 1997, the Company repaid $12.2 million of long-term borrowings related to the divested furniture operations and other assets sold.

At December 31, 1999, the aggregate annual maturities on short-term and long-term debt in each of the years 2000-2004, and thereafter, were $139.8 million, $1,337.5 million, $1.0 million, $1.0 million, $1.0 million, and $5.0 million, respectively. In addition, the fully accreted Debenture amount of $2,014 million matures in 2018. The total of annual debt maturities for all years presented does not agree to the balance of debt outstanding at December 31, 1999 as a result of the accretion of discount on the Debentures. The maturity schedule reflects $100 million of the outstanding balances relating to the Credit Facility which are due in 2000, with the remainder reflected in 2001, consistent with the expiration of the covenant waiver.

The Company believes its borrowing capacity under the Credit Facility, foreign working capital lines, cash flow from the operations of the Company, existing cash and cash equivalent balances, proceeds from its receivable securitization programs, the sale of Eastpak and sales of non-core assets will be sufficient to support planned working capital needs, planned capital expenditures and scheduled debt service to April 10, 2001. Although management believes they will be successful in accomplishing the above, there can be no assurance that the aforementioned sources of funds will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company is unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, restructuring indebtedness, selling other assets or operations or issuing additional shares of capital stock in the Company. There can be no assurance that any of such actions could be effected, or if so, on terms favorable to the Company, that they would enable the Company to continue to satisfy its cash requirements or that they would be permitted under the terms of the Credit Facility. In anticipation of the expiration of the current waiver on April 10, 2001, the Company intends to negotiate with its lenders on an amendment to the Credit Facility, negotiate with its lenders on further waiver of such covenants and other terms or refinance the Credit Facility. Any decisions with respect to such amendment, waiver, or refinancing will be made based on a review from time to time of the advisability of particular transactions. There can be no assurance that an amendment, further waiver of existing covenants and other terms, or refinancing will be entered into by April 10, 2001. The failure to obtain such an amendment, further waiver or debt refinancing would likely result in violation of existing covenants and compliance with other terms, which would permit the bank lenders to accelerate the maturity of all outstanding borrowings under the Credit Facility, which would likely have a material adverse effect on the Company.

4.     FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

The fair value of the Company's financial instruments as of December 31, 1999 and 1998 was estimated based upon the following methods and assumptions:

Cash and Cash Equivalents--The carrying amount of cash and cash equivalents is assumed to approximate fair value as cash equivalents include all highly liquid, short-term investments with original maturities of three months or less.

Short and Long Term Debt--The fair value of the Company's fixed rate debt is estimated using either reported transaction values or discounted cash flow analysis. The fair value of the Company's fixed rate debt was $318 million and $319 million as of December 31, 1999 and December 31, 1998, respectively, as compared to a carrying value of $828 million and $859 million, respectively. The carrying value of the Company's variable rate debt is assumed to approximate market based upon periodic adjustments of the interest rate to the current market rate in accordance with the terms of the debt agreements.

Letters of Credit and Surety Bonds--The Company utilizes stand-by letters of credit to back certain financing instruments and insurance policies and commercial letters of credit guaranteeing various international trade activities. In addition, the Company also entered into surety bonds largely to secure certain benefit plan obligations and as a result of environmental issues and litigation judgements that are currently under appeal. The contract amounts of the letters of credit and surety bonds approximate their fair values. The contract value of letters of credit were $79.7 million and $82.3 million as of December 31, 1999 and 1998, respectively. Contract values for surety bonds as of December 31, 1999 and 1998 were approximately $67.5 million and $26.5 million, respectively.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.     FINANCIAL INSTRUMENTS - (CONTINUED)

Derivative Financial Instruments--The Company utilizes interest rate swap agreements to reduce the impact on interest expense of fluctuating interest rates on its floating rate debt. The use of derivatives did not have a material impact on the Company's operations in 1999, 1998 and 1997. At December 31, 1999 and 1998, the Company held three floating to fixed interest rate swap agreements one with a notional value of $25 million and two with notional amounts of $150 million each. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the lives of the agreements without the exchange of the underlying notional principal amounts. The swaps expire in January 2003, June 2001 and June 2003, respectively. Under these agreements, the Company received an average floating rate of 5.38%, 5.22% and 5.22%, respectively, and paid an average fixed rate of 6.12%, 5.75% and 5.58%, respectively, during 1999. In 1998, the Company received an average floating rate of 5.64%, 5.59% and 5.59%, respectively, and paid an average fixed rate of 6.12%, 5.75%, and 5.58%, respectively. In addition, in November 1999, the Company entered into a graduated interest rate cap agreement for a notional amount of $455 million, expiring April 2001. The interest rate as of December 31, 1999 was 6.5% and will gradually increase to 7.0% over the term of the agreement. The fair value of the interest rate swaps and the graduated interest rate cap was estimated to be $3.4 million and $7.3 million at December 31, 1999 and 1998, respectively. This estimate is based upon quotes received from the Company's banking institutions and represents the cash requirement if the existing agreements had been terminated at the end of the year. Interest rate swaps are off-balance-sheet instruments and therefore have no carrying value.

In order to mitigate the transaction exposures that may arise from changes in foreign exchange rates, the Company purchases foreign currency option and forward contracts to hedge specific transactions, principally the purchases of inventories. The option contracts typically expire within one year. The options are accounted for as hedges pursuant to SFAS No. 52, Foreign Currency Translation, accordingly, gains and losses thereon are deferred and recorded in operations in the period in which the underlying transaction is recorded. The contracts are off-balance-sheet instruments and therefore have no carrying value. At December 31, 1999, the Company held no purchased option contracts or forward contracts. At December 31, 1998, the Company held purchased option contracts with a notional value of $32.3 million and a fair value of $0.3 million and forward contracts with a notional value of $30.9 million and a fair value of $30.5 million.

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

5.     ACCOUNTS RECEIVABLE SECURITIZATION

The Company has entered into a receivable securitization program, which expires March 2001, to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable, up to a maximum of $70 million. In March 2000, the Company entered into an amendment to such receivables program to increase this program to $100 million. During 1999 and 1998, the Company received approximately $350 million and $200 million, respectively, under this arrangement. At December 31, 1999 and 1998, the Company had reduced accounts receivable by approximately $60 million and $20 million, respectively, for receivables sold under this program. At December 28, 1997, the Company had received $58.9 million under this arrangement, of which $39.1 million related to sales recorded in fiscal 1997 and the balance related to sales to be recognized in the first quarter of 1998. During 1997, the Company sold $19.8 million of receivables related to bill and hold and consignment sales that had been initially recognized in its Consolidated Financial Statements and were subsequently reversed in the restatement process. The conditions for recognizing these sales were met in the first quarter of 1998. Proceeds from the sales of receivables were used to reduce borrowings under the Company's revolving credit facility or to provide cash flow for working capital purposes, thereby reducing the need to borrow under the Credit Facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $2.8 million, $2.3 million and $0.2 million during 1999, 1998 and 1997, respectively, and have been classified as interest expense in the accompanying Consolidated Statements of Operations. The Company, through a wholly-owned subsidiary, retains collection and administrative responsibilities for the purchased receivables. In April 2000, the Company's Coleman and Powermate subsidiaries entered into an additional revolving trade accounts receivable securitization program to sell, without recourse, through a wholly-owned subsidiary of Coleman, up to a maximum of $95 million in trade accounts receivables. These trade accounts receivable programs contain cross-default provisions that provide the

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.       ACCOUNTS RECEIVABLE SECURITIZATION - (CONTINUED)

purchaser of the receivables an option to cease purchasing receivables from the Company if the Company is in default under the Credit Facility. In addition, these agreements contain various other covenants customary for these types of programs, including financial covenants.

6.     INCOME TAXES

(Loss) earnings from continuing operations before income taxes, minority interest and extraordinary charge for each fiscal year is summarized as follows (in thousands):

                                          1999         1998         1997
                                       ---------    ---------    ---------
Domestic............................   $(329,713)   $(723,179)   $  80,946
Foreign.............................      36,527      (73,169)      11,724
                                       ---------    ---------    ---------
                                       $(293,186)   $(796,348)   $  92,670
                                       =========    =========    =========

Income tax provisions include current and deferred taxes (tax benefits) for each fiscal year as follows (in thousands):
                                           1999        1998        1997
                                         --------    --------    --------
Current:
   Federal............................   $ (7,531)   $  1,203    $ (3,421)
   State..............................         59         275       3,266
   Foreign............................      3,245       7,189       1,683
                                         --------    --------    --------
                                           (4,227)      8,667       1,528
                                         --------    --------    --------
Deferred:
   Federal............................     (7,777)     (6,343)     30,554
   State..............................     (1,007)     (1,316)      3,962
   Foreign............................      4,187     (11,138)      4,308
                                         --------    --------    --------
                                           (4,597)    (18,797)     38,824
                                         --------    --------    --------
                                         $ (8,824)   $(10,130)   $ 40,352
                                         ========    ========    ========

The effective tax rate on (loss) earnings before income taxes, minority interest and extraordinary charges varies from the current statutory federal income tax rate as follows:

                                                         1999      1998       1997
                                                      --------   --------   --------
(Benefit) provision at statutory rate .............      (35.0)%    (35.0)%     35.0 %
State taxes, net ..................................       (3.5)      --          5.1
Amortization of intangible assets and goodwill ....        9.8        4.3       --
Warrants issued in settlement of claim ............       --          3.1       --
Foreign earnings and dividends taxed at other rates        0.1        2.7        2.0
Valuation allowance ...............................       26.2       23.6       20.4
Reversal of tax liabilities no longer required ....       --         --        (14.4)
Other, net ........................................       (0.6)      --         (4.6)
                                                      --------   --------   --------
Effective tax rate (benefit) provision ............       (3.0)%     (1.3)%     43.5 %
                                                      ========   ========   ========

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.     INCOME TAXES - (CONTINUED)

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                   DECEMBER 31, DECEMBER 31,
                                                       1999         1998
                                                    ---------    ---------
Deferred tax assets:
   Receivables ..................................   $  15,559    $  19,180
   Postretirement benefits other than pensions ..      11,282       22,714
   Reserves for self-insurance and warranty costs      45,961       40,765
   Pension liabilities ..........................      24,451       16,334
   Inventories ..................................      29,738       27,822
   Net operating loss carryforwards .............     405,315      322,273
   Tax credits ..................................      13,016       13,510
   Other, net ...................................      70,685       89,577
                                                    ---------    ---------
       Total deferred tax assets ................     616,007      552,175
   Valuation allowance ..........................     371,895      290,520
                                                    ---------    ---------
       Net deferred tax assets ..................     244,112      261,655
                                                    ---------    ---------
Deferred tax liabilities:
   Depreciation .................................      33,953       43,377
   Acquired intangible assets ...................     238,916      244,378
   Other, net ...................................      14,216       19,850
                                                    ---------    ---------
       Total deferred tax liabilities ...........     287,085      307,605
                                                    ---------    ---------

       Net deferred tax liabilities .............   $ (42,973)   $ (45,950)
                                                    =========    =========

The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109. The Company continually reviews the adequacy of the valuation allowances and recognizes tax benefits when it is more likely than not that the benefits will be realized. During 1998, the Company increased its valuation allowance to $291 million, which reflects management's assessment that it is more likely than not that the deferred tax asset will not be realized through future taxable income. This assessment was made as a result of the significant leverage undertaken by the Company as part of its acquisitions, as well as the operating losses incurred throughout the 1998 year.

The Company increased its valuation allowance in 1999 to $372 million to reflect management's assessment that it is more likely than not that this amount of deferred tax assets will not be realized through future taxable income. This assessment was made as a result of the additional losses incurred by the Company during 1999. At December 31, 1999, the Company had net operating loss carryforwards ("NOLs") of approximately $888 million for domestic income tax purposes and $142 million for foreign income tax purposes. The domestic NOLs begin expiring in 2017. Of the foreign NOLs, $5 million, $6 million, $16 million, $14 million and $8 million expire in the years ending December 31, 2000 through 2004. Of the remaining foreign NOLs, $20 million will expire in years subsequent to 2004 and $73 million have an unlimited life.

The Company has not provided U.S. income taxes on undistributed foreign earnings of approximately $66 million at December 31, 1999, as the Company intends to permanently reinvest these earnings in the future growth of the business. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

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

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.     EMPLOYEE BENEFIT PLANS - (CONTINUED)

As a result of the Company's acquisitions of Coleman and First Alert (see Note
2), the liabilities for their respective defined benefit pension plans (the "Plans") were assumed and have been accounted for in accordance with APB No. 16, ACCOUNTING FOR BUSINESS COMBINATIONS ("APB 16"). Effective January 1, 1999, the Coleman and First Alert salaried pension plans were amended to change the pension benefit formula to a cash balance formula from the existing benefit calculation. The benefits accrued under these plans as of December 31, 1998 were frozen and converted to the new cash balance plan using a 7.0% interest rate assumption. The effect of the amendment of the Plans is reflected in the projected benefit obligation as of the date of acquisition as required by APB
16. Under the cash balance plan, the Company will credit certain participants' accounts annually. At the date of acquisition the pension benefit obligation and the fair value of the plan assets attributable to these Plans were $43.4 million and $27.7 million, respectively, and are reflected in the table below.

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

The following table includes disclosures of the funded status and amounts recognized in the Company's Consolidated Balance Sheets at the end of each fiscal year as required by SFAS No. 132 (in thousands):

                                                                                                 POSTRETIREMENT
                                                                       PENSION BENEFITS             BENEFITS
                                                                    ----------------------    ----------------------
                                                                       1999         1998         1999         1998
                                                                    ---------    ---------    ---------    ---------
Change in Benefit Obligation:
   Benefit obligation at beginning of year ......................   $ 188,497    $ 127,229    $  38,866    $  14,220
   Acquisitions .................................................          --       43,404           --       19,477
   Service cost .................................................       1,858        1,551          877          689
   Interest cost ................................................      12,271       10,875        2,516        2,088
   Actuarial (gain) loss ........................................      (9,747)      20,456       (4,403)       4,069
   Benefits paid ................................................     (15,285)     (15,018)      (1,844)      (1,677)
                                                                    ---------    ---------    ---------    ---------
   Benefit obligation at end of year ............................   $ 177,594    $ 188,497    $  36,012    $  38,866
                                                                    =========    =========    =========    =========
Change in Plan Assets:
   Fair value of plan assets at beginning of year ...............   $ 144,437    $ 116,485    $      --    $      --
   Acquisitions .................................................          --       27,657           --           --
   Actual return on plan assets .................................      (2,112)       6,424           --           --
   Employer contributions .......................................      15,519        8,889        1,844        1,677
   Benefits paid ................................................     (15,285)     (15,018)      (1,844)      (1,677)
                                                                    ---------    ---------    ---------    ---------
   Fair value of plan assets at end of year .....................   $ 142,559    $ 144,437    $      --    $      --
                                                                    =========    =========    =========    =========
Reconciliation of Funded Status:
   Funded status ................................................   $ (35,035)   $ (44,060)   $ (36,012)   $ (38,866)
   Unrecognized net actuarial loss/(gain) .......................      47,820       48,616         (716)       3,829
   Unrecognized prior service cost ..............................          --           --      (10,047)     (12,991)
                                                                    ---------    ---------    ---------    ---------
   Net amount recognized ........................................   $  12,785    $   4,556    $ (46,775)   $ (48,028)
                                                                    =========    =========    =========    =========

Amounts Recognized in the Consolidated Balance Sheets Consist of:
   Accrued benefit liability ....................................   $ (35,256)   $ (42,431)   $ (46,775)   $ (48,028)
   Accumulated other comprehensive income .......................      48,041       46,987           --           --
                                                                    ---------    ---------    ---------    ---------
   Net amount recognized ........................................   $  12,785    $   4,556    $ (46,775)   $ (48,028)
                                                                    =========    =========    =========    =========


                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.     EMPLOYEE BENEFIT PLANS - (CONTINUED)

In determining the actuarial present value of the benefit obligation, the weighted average discount rate was 7.50% and 6.75% as of December 31, 1999 and 1998, respectively; the expected return on plan assets ranged from 7.50% to 9.00% for 1999 and ranged from 6.75% to 9.00% for 1998. The expected increase in future compensation levels was 4.00% for Coleman for 1999 and 1998.

The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation were 7.0% to 8.0% for the plans for 2000 and were assumed to decrease gradually to between 5.0% and 5.5% by 2003 and remain at these levels thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                                                        1-PERCENTAGE-     1-PERCENTAGE-
                                                                                       POINT INCREASE    POINT DECREASE
Effect on total of service and interest cost components..............................        $642             $(507)
Effect on the postretirement benefit obligation......................................      $5,668           $(4,555)


Net pension expense and periodic postretirement benefit include the following components (in thousands):

                                                              PENSION BENEFITS                POSTRETIREMENT BENEFITS
                                                     --------------------------------    --------------------------------
                                                       1999        1998        1997        1999        1998        1997
                                                     --------    --------    --------    --------    --------    --------
Components of net periodic pension benefit cost:
   Service cost ..................................   $  1,858    $  1,551    $    157    $    877    $    689    $     --
   Interest cost .................................     12,271      10,875       8,970       2,516       2,088         996
   Expected return of market value of assets .....     (8,775)    (10,127)     (8,586)         --          --          --
   Amortization of unrecognized prior service cost         --          --          --      (2,944)     (2,943)     (2,942)
   Recognized net actuarial loss .................      1,936         735         414          --          --          --
                                                     --------    --------    --------    --------    --------    --------
   Net periodic benefit cost (benefit) ...........      7,290       3,034         955         449        (166)     (1,946)
   Settlement charge .............................         --          --         615          --          --          --
   Curtailment charge ............................         --          --         106          --          --          --
                                                     --------    --------    --------    --------    --------    --------
   Total expense (benefit) .......................   $  7,290    $  3,034    $  1,676    $    449    $   (166)   $ (1,946)
                                                     ========    ========    ========    ========    ========    ========

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the plans with accumulated benefit obligations in excess of plan assets were $175.3 million, $146.1 million and $121.1 million at December 31, 1999 and $186.4 million, $161.6 million and $125.5 million at December 31, 1998, respectively.

DEFINED CONTRIBUTION PLANS

As a result of the Company's acquisitions of Coleman, First Alert and Signature Brands, the Company amended its Savings & Investment and Profit Sharing Plan ("Savings Plan") to assume the assets of the respective savings plans at each of the acquired companies and establish parity with the benefits provided by the Company. Effective January 1, 1999, all eligible employees could participate in the Savings Plan. Company contributions to these plans include employer matching contributions as well as discretionary contributions depending on the performance of the Company, in an amount up to 10% of eligible compensation. The Company provided $3.9 million in 1999, $1.9 million in 1998, and $1.8 million in 1997 for its defined contribution plans.

8.     SHAREHOLDERS' EQUITY

COMMON STOCK

At December 31, 1999, the Company had 500,000,000 shares of $0.01 par value common stock authorized and there were 22,495,854 shares of common stock reserved for issuance upon the exercise of outstanding stock options.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.     SHAREHOLDERS' EQUITY - (CONTINUED)

PURCHASE OF COLEMAN PREFERRED STOCK

On July 12, 1999, the Company acquired 3,000,000 shares of a newly created series of Coleman voting preferred stock for an aggregate purchase price of approximately $31 million. The issue price of the voting preferred stock was equal to 110% of the average closing price per share of common stock of Coleman over the five trading days prior to the date of the issuance of the voting preferred stock. These shares, together with the shares of Coleman common stock the Company owned at such time, enabled the Company to exercise 80.01% of the total voting power of Coleman's outstanding capital stock as of July 12, 1999. This class of preferred stock was created by Coleman and acquired by the Company in order to enable Coleman and the Company to file consolidated federal income tax returns, and in certain jurisdictions, consolidated state income tax returns, prior to the consummation of the Coleman merger. In connection with the issuance of the shares of preferred stock, Coleman entered into a tax sharing agreement with the Company pursuant to which Coleman will pay to the Company amounts equal to the federal and state income taxes that would have been payable by Coleman had Coleman not been included in the consolidated income tax return of the Company. The net proceeds from the issuance of the shares by Coleman of its voting preferred stock to the Company were used by Coleman to make a partial repayment of the intercompany loan outstanding from the Company. The preferred stock was exchanged for 3,000,000 shares of Coleman common stock immediately prior to the consummation of the Coleman merger.

COMPENSATORY STOCK GRANTS

On February 20, 1998, the Company entered into new three-year employment agreements with its then Chairman and Chief Executive Officer and two other then senior officers of the Company. These agreements replaced previous employment agreements entered into in July 1996 that were scheduled to expire in July 1999.

The new employment agreement for the Company's then Chairman and Chief Executive Officer provided for, among other items, the acceleration of vesting of 200,000 shares of restricted stock and the forfeiture of 133,334 shares of unvested restricted stock granted under the July 1996 agreement, a new equity grant of 300,000 shares of unrestricted stock, a new grant of a ten-year option to purchase 3,750,000 shares of the Company's common stock with an exercise price equal to the fair market value of the stock at the date of grant and exercisable in three equal annual installments beginning on the date of grant and the acceleration of vesting of 833,333 outstanding stock options granted under the July 1996 agreement, as further described in Note 9. In addition, the new employment agreement with the then Chairman and Chief Executive Officer provided for income tax gross-ups with respect to any tax assessed on the equity grant and acceleration of vesting of restricted stock.

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

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.     SHAREHOLDERS' EQUITY - (CONTINUED)

ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss consist of the following (in thousands):

                                                                    MINIMUM
                                                 TRANSLATION        PENSION
                                                 ADJUSTMENTS       LIABILITY          TOTAL
                                                 -----------       ---------        ---------
Balance at December 28, 1997.................     $(12,850)        $(20,213)        $(33,063)
Balance at December 31, 1998.................      (12,022)         (42,008)         (54,030)
Balance at December 31, 1999.................      (25,245)         (48,041)         (73,286)


The accumulated other comprehensive loss associated with the minimum pension liability is net of deferred income taxes of approximately $5.0 million in 1998 and 1997.

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

The Plan also provides for the grant of restricted stock awards of up to 200,000 shares, in the aggregate, to employees and non-employee directors. The Plan provides that each non-employee director of the Company is automatically granted 1,500 shares of restricted common stock upon his or her initial election or appointment and upon each subsequent re-election to the Company's board of directors. In the event of an election or appointment to the Company's board of directors at any time other than at the annual meeting of stockholders, the director receives a prorated amount of restricted common shares. These restricted common shares vest immediately upon the non-employee director's acceptance of his or her election or appointment to the Company's board of directors. The Company granted 7,500, 6,000, and 6,000 shares of restricted stock to non-employee directors in 1999, 1998 and 1997, respectively, and recognized compensation expense related to these grants of $0.1 million in 1999 and $0.2 million in each of 1998 and 1997. See Note 8 for a discussion of restricted stock awards made outside the Plan.

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

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for outstanding stock options. Had compensation cost for the Company's outstanding stock options been determined based on the fair value at the grant dates for those options consistent with SFAS No. 123, the Company's net (loss) earnings and basic and diluted (loss) earnings per share would have differed as reflected by the pro forma amounts indicated below (in thousands, except per share amounts):

                                         1999            1998           1997
                                     -----------    -------------    ----------
Net (loss) earnings:
   As reported ...................   $  (299,519)   $    (897,923)   $   38,301
   Pro forma .....................      (331,842)      (1,023,932)       14,524

Basic (loss) earnings per share:
   As reported ...................         (2.97)           (9.25)         0.45
   Pro forma .....................         (3.29)          (10.54)         0.17

Diluted (loss) earnings per share:
   As reported ...................         (2.97)           (9.25)         0.44
   Pro forma .....................         (3.29)          (10.54)         0.17

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                  1999              1998             1997
                                                ---------         ---------        --------
Expected volatility.........................      55.90%            52.80%           34.19%
Risk-free interest rate.....................       6.49%             4.68%            6.36%
Dividend yield..............................       0.0%              0.0%             0.1%
Expected life...............................       5 years           6 years          6 years


                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.     EMPLOYEE STOCK OPTIONS AND AWARDS - (CONTINUED)

A summary of the status of the Company's outstanding stock options as of December 31, 1999 and 1998 and December 28, 1997, and changes during the years ended on those dates is presented below:

                                                1999                             1998                             1997
                                     ----------------------------     ---------------------------     ----------------------------
                                                      WEIGHTED                        WEIGHTED                         WEIGHTED
                                                       AVERAGE                         AVERAGE                          AVERAGE
                                       SHARES      EXERCISE PRICE       SHARES     EXERCISE PRICE       SHARES      EXERCISE PRICE
                                     ----------    --------------     ----------   --------------     ----------    --------------
Plan options:
Outstanding at beginning
   of year.......................     5,612,908        $13.32          6,654,068       $25.61          6,271,837        $19.43
   Granted.......................     6,092,275          5.67          6,663,998        17.13          3,105,263         32.40
   Exercised.....................        (6,932)         5.00           (879,088)       22.25         (1,549,196)        17.20
   Canceled......................    (1,027,397)        13.90         (6,826,070)       27.75         (1,173,836)        21.10
                                     ----------                       ----------                      ----------
   Outstanding at end of
      year.......................    10,670,854        $ 8.98          5,612,908       $13.32          6,654,068        $25.61
                                     ==========                       ==========                       =========
   Options exercisable at
      year-end...................     3,358,424        $14.74          1,717,545       $20.91          1,547,198        $19.13
   Weighted-average fair
      value of options
      granted during the
      year.......................                      $ 3.29                          $10.47                           $15.46
Options outside plan:
   Outstanding at beginning
      of year....................    11,825,000        $21.01          2,750,000       $12.43          2,750,000        $12.43
   Granted.......................            --            --          9,825,000        24.62                 --            --
   Canceled......................            --            --           (750,000)       36.85                 --            --
                                      ---------                        ---------                       ---------
   Outstanding at end of
      year.......................    11,825,000        $21.01         11,825,000       $21.01          2,750,000        $12.43
                                     ==========                       ==========                       =========
   Options exercisable at
      year-end...................     7,625,000        $28.04          7,625,000       $28.04          1,750,000        $12.35
   Weighted-average fair
      value of options
      granted during the
      year.......................                       N/A                            $13.71                             N/A


Included in the outstanding and exercisable options issued outside the plan, as presented above, are options issued to the former Chairman and Chief Executive Officer (3,750,000) and a former senior officer (1,125,000) in connection with their February 1998 employment agreements. The Company and these individuals are in a dispute regarding the status of these options.

The following table summarizes information about stock options outstanding at December 31, 1999:

                                                                                 OPTIONS OUTSTANDING
                                                               NUMBER              WEIGHTED-AVERAGE
RANGE OF                                                     OUTSTANDING               REMAINING             WEIGHTED-AVERAGE
EXERCISE PRICES                                              AT 12/31/99       CONTRACTUAL LIFE (YEARS)       EXERCISE PRICE
---------------                                              -----------       ------------------------       --------------
$4.38 to $6.18.......................................         3,332,394                   9.53                  $   4.76
$6.19 to $6.68.......................................         2,225,267                   9.08                      6.66
$6.69 to $7.00.......................................         5,478,648                   8.31                      6.99
$7.01 to $12.25......................................         3,903,823                   7.35                     11.08
$12.26 to $26.22.....................................         2,411,107                   7.06                     17.93
$26.23 to $36.85.....................................         5,017,152                   8.06                     36.61
$36.86 to $50.51.....................................           127,463                   7.72                     40.98
                                                             ----------                   ----                   -------
$4.38 to $50.51......................................        22,495,854                   8.21                   $ 15.31
                                                             ==========                   ====                   =======

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.     EMPLOYEE STOCK OPTIONS AND AWARDS -- (CONTINUED)

                                           OPTIONS EXERCISABLE
                                           -------------------
                                         NUMBER
RANGE OF                              EXERCISABLE    WEIGHTED-AVERAGE
EXERCISE PRICES                       AT 12/31/99     EXERCISE PRICE
---------------                       ----------        ---------
$4.38 to $6.18 ....................      138,524        $    5.28
$6.19 to $6.68 ....................      119,656             6.57
$6.69 to $7.00 ....................    1,082,521             6.98
$7.01 to $12.25 ...................    2,703,349            11.99
$12.26 to $26.22 ..................    1,831,127            18.78
$26.23 to $36.85 ..................    5,006,094            36.62
$36.86 to $50.51 ..................      102,153            40.67
                                      ----------        ---------
$4.38 to $50.51 ...................   10,983,424        $   23.98
                                      ==========        =========

10.    SUPPLEMENTARY FINANCIAL STATEMENT DATA

Supplementary Balance Sheet data at the end of each fiscal year is as follows (in thousands):

                                                1999         1998
                                             ---------    ---------
Receivables:
   Trade .................................   $ 404,905    $ 407,452
   Sundry ................................       3,777        7,347
                                             ---------    ---------
                                               408,682      414,799
Valuation allowance ......................     (44,344)     (53,025)
                                             ---------    ---------
                                             $ 364,338    $ 361,774
                                             =========    =========
Inventories:
   Finished goods ........................   $ 330,179    $ 370,622
   Work in process .......................      30,691       39,143
   Raw materials and supplies ............      99,810      109,424
                                             ---------    ---------
                                             $ 460,680    $ 519,189
                                             =========    =========
Prepaid expenses and other current assets:
   Deferred income taxes .................   $  38,701    $  40,756
   Prepaid expenses and other ............      33,429       33,431
                                             ---------    ---------
                                             $  72,130    $  74,187
                                             =========    =========
Property, plant and equipment:
   Land ..................................   $  10,864    $  10,664
   Buildings and improvements ............     185,987      168,685
   Machinery and equipment ...............     377,760      395,763
   Furniture and fixtures ................      21,950       18,208
                                             ---------    ---------
                                               596,561      593,320
Accumulated depreciation and amortization.    (149,445)    (138,148)
                                             ---------    ---------
                                             $ 447,116    $ 455,172
                                             =========    =========

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.    SUPPLEMENTARY FINANCIAL STATEMENT DATA -- (CONTINUED)

                                                    1999           1998
                                                 -----------    -----------
Trademarks, tradenames, goodwill and other:
   Trademarks and tradenames .................   $   597,110    $   597,515
   Goodwill ..................................     1,196,812      1,254,880
   Deferred financing costs ..................        50,407         47,325
   Other intangible assets ...................        27,884         28,012
                                                 -----------    -----------
                                                   1,872,213      1,927,732
   Accumulated amortization ..................      (156,155)      (101,783)
                                                 -----------    -----------
                                                   1,716,058      1,825,949
   Other assets ..............................        31,228         33,428
                                                 -----------    -----------
                                                 $ 1,747,286    $ 1,859,377
                                                 ===========    ===========
Other current liabilities:
   Payrolls, commissions and employee benefits   $    70,345    $    61,294
   Advertising and sales promotion ...........        56,950         56,288
   Product warranty ..........................        51,370         50,287
   Sales returns .............................        15,425         16,972
   Interest ..................................        18,325         25,850
   Other .....................................        88,394        110,494
                                                 -----------    -----------
                                                 $   300,809    $   321,185
                                                 ===========    ===========
Other long-term liabilities:
   Accrued postretirement benefit obligation .   $    46,775    $    48,028
   Accrued pension ...........................        35,256         42,431
   Product liability and workers compensation         72,750         71,868
   Other .....................................        86,483         86,132
                                                 -----------    -----------
                                                 $   241,264    $   248,459
                                                 ===========    ===========

Supplementary Statement of Cash Flows data for each fiscal year are summarized as follows (in thousands):

                                                 1999        1998        1997
                                              ---------   ---------   ---------
Cash paid (received) during the period for:

   Interest (net of interest received) ....   $ 163,491   $  80,807   $  13,058
                                              =========   =========   =========

   Income taxes (net of refunds) ..........   $  (7,461)  $ (17,358)  $ (44,508)
                                              =========   =========   =========

11.    ASSET IMPAIRMENT AND OTHER CHARGES

During the fourth quarter of 1999, the Company announced its intent to sell its Eastpak business ("Eastpak"). In March 2000, the Company entered into the Eastpak Sale Agreement with VF Corporation to sell Eastpak. The final purchase price is subject to certain post closing adjustments and retention of certain liabilities. Eastpak, a wholly-owned subsidiary of Coleman, was acquired by the Company in March 1998. Net sales from Eastpak were approximately 5% of consolidated net sales in both 1999 and 1998. Operating income both 1999 and 1998 was not significant. In the fourth quarter of 1999, as a result of the Company's change in business strategy for Eastpak, an evaluation for impairment of Eastpak's long-lived assets was performed pursuant to SFAS No. 121. Based upon this analysis, the Company determined that the fair market value of Eastpak's long-lived assets including intangibles, was less than the carrying value. Accordingly, during the fourth quarter of 1999, the Company adjusted the carrying value of Eastpak's net assets to its estimated fair value (less estimated costs of sale) resulting in a non-cash impairment charge of $52 million. This charge reduced the goodwill associated with Eastpak. The fair market value of Eastpak was determined based upon the purchase price in the Eastpak Sale Agreement. This charge is reflected in SG&A in the 1999 Consolidated Statements of Operations. Eastpak is included in the Company's Outdoor Leisure business group.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.      ASSET IMPAIRMENT AND OTHER CHARGES - (CONTINUED)

In the fourth quarter of 1999, in connection with the completion of the Company's 2000 strategic planning process, the decision was made to discontinue a number of products, primarily scales, humidifiers and certain camping stoves, lights and air mattresses, previously made by the Company, resulting in equipment and tooling that will no longer be utilized by the Company and inventory levels in excess of anticipated sales volume. In addition, as a result of the Company's business planning process, which was completed in the fourth quarter of 1999, the Company identified certain other assets that would no longer be required for ongoing operations. Accordingly, a charge of $8.0 million was recorded in the fourth quarter of 1999 in Cost of Goods Sold to write certain of these fixed assets down to their estimated fair market values. Substantially all of this charge related to machinery, equipment and tooling at the Company's Hattiesburg, Mississippi manufacturing facility. These assets were taken out of service at the time of the write-down and were not depreciated further after the write-down. These assets had a nominal salvage value and or no significant remaining carrying value as of December 31, 1999 and are expected to be disposed of during the first half of 2000. Depreciation expense associated with these assets approximated $0.9 million in 1999, $0.6 million in 1998 and $0.4 million in 1997. During the fourth quarter of 1999 the Company also made the decision to discontinue certain grill and grill accessory stock keeping units ("SKUs"). As a result of this decision, the Company reduced the economic useful life associated with the machinery, equipment and tooling used for these SKUs. Approximately $3 million of additional depreciation expense was recorded over the fourth quarter of 1999 from the time the decision was made to exit the product line until production ceased at December 31, 1999 and resulted in the affected assets being fully depreciated. Depreciation expense associated with these assets was $4.6 million in 1999, $1.5 million in 1998, and $0.4 million in 1997. These assets are expected to be disposed of during the first half of 2000, and the Company does not expect to generate significant proceeds as a result of the disposals. Additionally, as a result of the Company's decision to discontinue certain camping stoves, lights, air mattresses, scales and humidifiers, a $3.0 million charge was recorded during the fourth quarter of 1999 to properly state this inventory at the lower-of-cost-or-market. The Company also recognized approximately $0.8 million related to certain other product lines to properly state the inventory at the lower-of-cost-or-market. These charges for excess inventories were based upon management's best estimate of net realizable value.

In the fourth quarter of 1998, the Company recorded a $62.5 million charge for the write-off of the carrying value of First Alert's goodwill (see Note 2).

In the second quarter of 1998, as a result of decisions to outsource or discontinue a substantial number of products previously made by the Company (principally breadmakers, toasters and certain other appliances, air and water filtration products and the elimination of certain SKUs within existing product lines, primarily relating to appliances, grills and grill accessories), certain facilities and equipment that would no longer be used were identified. Accordingly, a charge of $29.6 million was recorded in Cost of Goods Sold to write certain of these assets down to their estimated fair market value. Approximately 80% of this charge related to machinery, equipment and tooling at the Company's Mexico City and Hattiesburg, Mississippi manufacturing plants, the estimated fair value for which was derived through an auction process. The remainder of this charge related to tooling and equipment at various other facilities, which either had a nominal value or the fair market value of which was derived through an auction process. These assets were taken out of service at the time of the write-down and consequently were not depreciated further after the write-down. The net carrying value of these assets after the write-down approximated $2.2 million and these assets were disposed of by December 31, 1999. Depreciation expense associated with these assets approximated $2.6 million in 1998, $4.2 million in 1997 and $3.5 million in 1996.

Personnel at the Mexico City facility were notified in the second quarter of 1998 that the plant was scheduled for closure at year-end 1998, accordingly, at that time, a liability of $1.8 million was recorded in Cost of Goods Sold primarily for employee severance. The employee severance related to approximately 1,200 positions of which approximately 1,100 were terminated, and $1.4 million paid in severance as of December 31, 1998. Substantially all of the remaining positions were eliminated and severance payments were made by July 31, 1999. In the third quarter of 1998, the Company recorded in Cost of Goods Sold, an additional provision for impairment of fixed assets of $3.1 million in an acquired entity, relating to assets taken out of service for which there was no remaining value. The asset impairment resulted from management's decision, during the third quarter, to discontinue certain SKUs within product lines (principally generators, compressors and propane cylinders) subsequent to the acquisition. These fixed assets were taken out of service at the time of the write-down and consequently were not depreciated further after the write-down. Depreciation expense associated with these assets approximated $0.8 million in 1998. In the fourth quarter of 1998, the Company recorded a $7.1 million charge as a result of management's decision, during the fourth quarter, to outsource the production of certain appliances (principally irons). This charge to Cost of Goods Sold primarily consisted of a provision for certain tooling and equipment ($6.7 million) and severance and related benefits ($0.4 million). This tooling and equipment, which had no remaining value, was written off. These fixed assets were taken out of service at the time of the write-down, and consequently depreciation was discontinued at the time of the write-down. Depreciation expense associated with these assets approximated $2.4 million in 1998, $2.3 million in 1997 and $0.9 million in 1996. The severance costs related to approximately 45 production employees. Substantially all of these employees' positions were eliminated and the severance obligation was paid by December 31, 1999.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.    ASSET IMPAIRMENT AND OTHER CHARGES - (CONTINUED)

During 1997 and the first half of 1998, the Company built inventories in anticipation of 1998 sales volumes which did not materialize. As a result, it was necessary to dispose of some portions of excess inventories at amounts less than cost. Accordingly, during 1998, when the facts and circumstances were known that such sales volume would not materialize, the Company recorded $58.2 million in charges (of which $46.4 million, $2.2 million and $9.6 million, were recorded during the second, third and fourth quarters, respectively) to properly state this inventory at the lower-of-cost-or-market. This inventory primarily related to certain appliances, grills and grill accessories. The Company also recorded a charge of $11.0 million during the second quarter for excess inventories for raw materials and work in process that will not be used due to outsourcing the production of breadmakers, toasters and certain other appliances. In addition, during 1998, the Company made the decision to exit certain product lines, primarily air and water filtration products and eliminate certain SKUs within existing product lines, primarily relating to appliances, grills and grill accessories. As a result of this decision, a $26.6 million charge was recorded during the second quarter to properly state this inventory at the lower-of-cost-or-market. Total charges for excess inventories recorded at the lower-of-cost-or-market, based on management's best estimate of net realizable value, amounted to approximately $95.8 million at December 31, 1998. (See Note 12 for asset impairment and other charges recorded in conjunction with a 1996 restructuring plan.)

12.    RESTRUCTURING

In November 1996, the Company announced the details of a restructuring plan. The plan included the consolidation of administrative functions within the Company, the reduction of manufacturing and warehouse facilities, the centralization of the Company's procurement function, and reduction of the Company's product offerings and SKUs. The Company also announced plans to divest several lines of business (see Note 13). As part of the restructuring plan, the Company consolidated six divisional and regional headquarters' functions into a single worldwide corporate headquarters and outsourced certain back office activities resulting in a reduction in total back-office/administrative headcount. Overall, the restructuring plan called for a reduction in the number of production facilities from 26 to 8 and the elimination of over 6,000 positions from the Company's workforce, including 3,300 from the disposition of certain business operations and the elimination of approximately 2,800 other positions, some of which were outsourced. The Company completed the major phases of the restructuring plan by July 1997.

The restructuring charge recorded during 1996 included severance and other employee costs relating to the elimination of approximately 3,700 positions excluding approximately 2,400 employees terminated from the furniture business for which severance was included in Loss on Sale of Discontinued Operations (see
Note 13). In 1997, approximately 1,800 employees were terminated from continuing operations. Due largely to attrition, a number of the planned terminations were not required. In 1997, the Company determined that its severance and employee benefit costs were less than originally accrued principally due to lower than expected COBRA and workers compensation costs, and accordingly reversed accruals of $7.9 million in the third quarter ($2.1 million) and fourth quarter ($5.8 million). At December 31, 1997, the balance accrued of $1.2 million represented the remaining severance and employee benefit costs for certain employees terminated during 1997. During 1998, all amounts were expended.

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

At December 28, 1997, the Company had $5.2 million in liabilities accrued related to the 1996 restructuring plan, including $1.2 million of severance related costs and $4.0 million related to facility closures, which principally represented future lease payments (net of sub-leases) on exited facilities. The remaining balance in the restructuring reserve of $0.6 million and $1.2 million at December 31, 1999 and 1998, respectively, relates to facility closures. The liability was reduced during 1999 and 1998 as a result of cash expenditures.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.    RESTRUCTURING - (CONTINUED)

The following table sets forth the details and the activity from the charges (in millions):

                                                        ACCRUAL                                                    ACCRUAL
                                                        BALANCE    ADDITIONS                                       BALANCE
                                                      DECEMBER 30, CHARGED TO   CASH        NON-CASH             DECEMBER 28,
                                                         1996        INCOME   REDUCTIONS   REDUCTIONS  REVERSALS     1997
                                                       --------     -------     -------     -------     -------     ------
Write-downs:
   Fixed assets, held for disposal, used
      until disposed .............................     $   14.8     $  --       $  --       $  14.8     $  --       $ --
   Other assets, principally trademarks and
      intangible assets ..........................          1.1        --          --           1.1        --         --
                                                       --------     -------     -------     -------     -------     ------
                                                           15.9        --          --          15.9        --         --
                                                       --------     -------     -------     -------     -------     ------
Restructuring accruals:
   Employee severance pay and fringes ............         19.1        --          10.0        --           7.9        1.2
   Lease payments and termination fees ...........         12.6        --           2.6        --           6.7        3.3
   Other exit activity costs, principally facility
      closure expenses ...........................          4.1        --           3.4        --          --          0.7
                                                       --------     -------     -------     -------     -------     ------
                                                           35.8        --          16.0        --          14.6        5.2
                                                       --------     -------     -------     -------     -------     ------
Total restructuring and asset
   impairment accrual ............................         51.7        --          16.0        15.9        14.6        5.2
Discontinued operations ..........................         58.2        22.5         6.1        71.6        --          3.0
                                                       --------     -------     -------     -------     -------     ------
                                                       $  109.9     $  22.5     $  22.1     $  87.5     $  14.6     $  8.2
                                                       ========     =======     =======     =======     =======     ======

                                                                      ACCRUAL BALANCE                 ACCRUAL BALANCE
                                                                        DECEMBER 29,      CASH           DECEMBER 31,
                                                                           1997         REDUCTIONS          1998
                                                                          ------          ------           ------
Restructuring accruals:
   Employee severance pay and fringes .............................       $  1.2          $  1.2           $ --
   Lease payments and termination fees ............................          3.3             2.1              1.2
   Other exit activity costs, principally facility closure expenses          0.7             0.7             --
                                                                          ------          ------           ------
Total restructuring accrual .......................................          5.2             4.0              1.2
                                                                          ------          ------           ------
Discontinued operations ...........................................          3.0             2.5              0.5
                                                                          ------          ------           ------
                                                                          $  8.2          $  6.5           $  1.7
                                                                          ======          ======           ======
                                                                      ACCRUAL BALANCE                 ACCRUAL BALANCE
                                                                         JANUARY 1,       CASH          DECEMBER 31,
                                                                           1999         REDUCTIONS          1999
                                                                          ------          ------           ------
Restructuring accruals:
   Lease payments and termination fees ............................       $  1.2          $  0.6           $  0.6
                                                                          ------          ------           ------

Total restructuring accrual .......................................          1.2             0.6              0.6
                                                                          ------          ------           ------

Discontinued operations ...........................................          0.5             0.2              0.3
                                                                          ------          ------           ------

                                                                          $  1.7          $  0.8           $  0.9
                                                                          ======          ======           ======

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.    DISCONTINUED OPERATIONS

As part of the 1996 restructuring plan, the Company also announced the divestiture of the furniture business, by a sale of assets. In February 1997, the Company entered into an agreement to sell the business to U.S. Industries, Inc. in a transaction that was completed on March 17, 1997. Revenues for the discontinued furniture business were $51.6 million in the first quarter of 1997 and results of operations were nominal. The final purchase price for the furniture business was subject to a post-closing adjustment based on the terms of the asset purchase agreement and in the first quarter of 1997, after completion of the sale, the Company recorded an additional loss of $14.0 million, net of applicable income tax benefits of $8.5 million.

At December 28, 1997, the Company had $3.0 million of warranty liabilities related to the discontinued furniture operations. During 1999 and 1998, $0.2 million and $2.5 million of this liability was liquidated, respectively.

In addition to the furniture business divestiture, the Company also completed the sale of other product lines and assets in 1997 as part of its restructuring plan, including time and temperature products, Counselor and Borg scales and a textile facility. Losses incurred on the disposal of these assets, which consist primarily of write-downs of assets to net realizable value were reserved for in 1996.

14.    SEGMENT, CUSTOMER AND GEOGRAPHIC DATA

Sunbeam's operations are managed through four reportable segments: Household, Outdoor Leisure, International and Corporate. Reportable segments are identified by the Company based upon the distinct products manufactured (Household and Outdoor Leisure) or based upon the geographic region in which its products are distributed (International). The Company's reportable segments are all separately managed.

The Household group consists of appliances (including mixers, blenders, food steamers, bread makers, rice cookers, coffee makers, toasters, irons and garment steamers), health products (including vaporizers, humidifiers, air cleaners, massagers, hot and cold packs and blood pressure monitors), scales, personal care products (including hair clippers and trimmers and related products for the professional beauty, barber and veterinarian trade and sales of products to commercial and institutional channels), blankets (including electric blankets, heated throws and mattress pads) and through the Company's wholly-owned subsidiary, First Alert products (smoke and carbon monoxide detectors, fire extinguishers and home safety equipment).

The Outdoor Leisure group includes outdoor recreation products (which encompass tents, sleeping bags, coolers, camping stoves, lanterns and outdoor heaters), outdoor cooking products (including gas and charcoal outdoor grills and grill parts and accessories), Powermate products (including portable power generators and air compressors), and Eastpak and Timberland branded products (including backpacks and bags).

The International group is managed through five regional subdivisions: Europe, Latin America, Japan, Canada and East Asia. Europe includes the manufacture, sales and distribution of Campingaz products and sales and distribution in Europe, Africa and the Middle East of other Company products. The Latin American region includes the manufacture, sales and distribution throughout Latin America of small appliances, and sales and distribution of personal care products, professional clippers and related products, camping products and Powermate products. Japan includes the sales and distribution of primarily outdoor recreation products. Canada includes sales of substantially all the Company's products and East Asia encompasses sales and distribution in all areas of East Asia other than Japan of substantially all the Company's products.

The Company's Corporate group provides certain management, accounting, legal, risk management, treasury, human resources, tax and management information services to all operating groups and also includes the operation of the Company's retail stores and the conduct of the Company's licensing activities. The Corporate group also includes the operations of the Company's Thalia subsidiary. The Thalia subsidiary is developing Home Linking Technology which is designed to allow products to communicate with each other.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies (see Note 1) except that certain bad debt expense is recorded at a consolidated level and included in the Corporate group. Sunbeam evaluates performance and allocates resources based upon profit or loss from operations before amortization, income taxes, minority interest, interest expense, significant and unusual gains and losses and foreign exchange gains and losses. Intersegment sales and transfers are primarily recorded at cost.

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

                                                              OUTDOOR
                                            HOUSEHOLD         LEISURE       INTERNATIONAL      CORPORATE          TOTAL
                                            ---------         -------       -------------      ---------          -----
Year Ended December 31, 1999
   Net sales to unaffiliated customers     $   837,057      $   958,147      $   583,684      $    19,091      $ 2,397,979
   Intersegment net sales ............          81,253          150,938            7,050               --          239,241
   Segment operating earnings (loss) .          48,402           69,039           53,058          (96,702)          73,797
   Segment assets ....................         707,436        1,707,559          385,200          332,154        3,132,349
   Segment depreciation expense ......          25,986           40,018            6,076           10,130           82,210

Year Ended December 31, 1998
   Net sales to unaffiliated customers     $   722,462      $   653,771      $   435,372      $    25,266      $ 1,836,871
   Intersegment net sales ............          62,971          111,583           98,120               --          272,674
   Segment operating loss ............         (53,445)         (60,430)         (20,189)        (123,471)        (257,535)
   Segment assets ....................         863,628        1,801,892          415,078          324,919        3,405,517
   Segment depreciation expense ......          24,404           30,789            3,395            5,448           64,036

Year Ended December 28, 1997
   Net sales to unaffiliated customers     $   568,921      $   258,484      $   229,572      $    16,113      $ 1,073,090
   Intersegment net sales ............         100,355            3,520           64,549               --          168,424
   Segment operating earnings (loss) .          73,210            8,205           43,793          (42,915)          82,293
   Segment assets ....................         510,183          141,332          167,591          239,822        1,058,928
   Segment depreciation expense ......          15,358            9,494            3,204            3,872           31,928


Reconciliation of selected segment information to Sunbeam's consolidated totals for the years ended:

                                                                            DECEMBER 31,     DECEMBER 31,     DECEMBER 28,
                                                                                1999             1998            1997
                                                                            -----------      -----------      -----------
Net sales:
Net sales for reportable segments .....................................       2,637,220      $ 2,109,545      $ 1,241,514
Elimination of intersegment net sales .................................        (239,241)        (272,674)        (168,424)
                                                                            -----------      -----------      -----------
   Consolidated net sales .............................................     $ 2,397,979      $ 1,836,871      $ 1,073,090
                                                                            ===========      ===========      ===========
Segment (loss) earnings:
Total (loss) earnings for reportable segments .........................     $    73,797      $  (257,535)     $    82,293
Unallocated amounts:
   Interest expense ...................................................        (200,181)        (130,607)         (11,381)
   Other income (expense), net ........................................           3,599            4,284              (12)
   Amortization of intangible assets ..................................         (49,796)         (43,830)          (7,829)
   Provision for inventory and fixed assets (Notes 11 and 12) .........         (15,068)        (135,230)              --
   Issuance of warrants (Note 2) ......................................              --          (70,000)              --
   Former employees deferred compensation and severance (Note 8) ......          (4,716)         (34,400)              --
   Restructuring, asset impairment and related charges (Note 12) ......         (52,000)         (62,500)         (15,800)
   Restructuring benefit (Note 12) ....................................              --               --           14,582
   Year 2000 and system initiative expenses ...........................         (27,279)         (10,000)              --
   Restatement related charges ........................................          (7,607)         (20,400)              --
   Litigation and environmental and other reserve adjustments (Note 17)         (11,292)          (3,659)          27,963
   Purchase accounting adjustments (Note 17) ..........................              --          (28,100)              --
   Other (charges) benefit ............................................          (2,643)          (4,371)           2,854
                                                                            -----------      -----------      -----------
                                                                               (366,983)        (538,813)          10,377
                                                                            -----------      -----------      -----------
      Consolidated (loss) earnings from continuing
        operations before income taxes, minority interest
        and extraordinary charge ......................................     $  (293,186)     $  (796,348)     $    92,670
                                                                            ===========      ===========      ===========

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.    SEGMENT, CUSTOMER AND GEOGRAPHIC DATA - (CONTINUED)

ENTERPRISE-WIDE DISCLOSURES

Net sales on a global basis from the Company's Household products represented 43%, 50%, and 73% of consolidated net sales in 1999, 1998 and 1997, respectively. Net sales from the Company's Outdoor Leisure products category represented 56%, 50%, and 25% of consolidated net sales in 1999, 1998 and 1997, respectively.

                                                   FISCAL YEARS ENDED
                                       ----------------------------------------
                                          1999           1998           1997
                                       ----------     ----------     ----------
Geographic Area Data
Net sales to unaffiliated customers:
   United States ...................   $1,814,295     $1,401,499     $  843,518
   Europe ..........................      239,725        170,909         17,415
   Latin America ...................      148,108        158,670        164,044
   Other ...........................      195,851        105,793         48,113
                                       ----------     ----------     ----------
Total net sales ....................   $2,397,979     $1,836,871     $1,073,090
                                       ==========     ==========     ==========
Identifiable assets:
   United States ...................   $2,747,149     $2,990,439     $  891,337
   Europe ..........................      232,896        244,916          9,703
   Latin America ...................       66,995         86,872        127,036
   Other ...........................       85,309         83,290         30,852
                                       ----------     ----------     ----------
Total identifiable assets ..........   $3,132,349     $3,405,517     $1,058,928
                                       ==========     ==========     ==========

Revenue from one retail customer in the United States in Sunbeam's Household and Outdoor Leisure segments accounted for approximately 19%, 18%, and 20% of consolidated net sales in 1999, 1998 and 1997, respectively. Receivables from this customer excluding the effect of the Company's receivable securitization program, approximated $85.0 million and $62.6 million at December 31, 1999 and 1998, respectively. The Company establishes its credit policies based on an ongoing evaluation of its customers' creditworthiness and competitive market conditions and establishes its allowance for doubtful accounts based on an assessment of exposures to credit losses at each balance sheet date. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding.

15.    COMMITMENTS AND CONTINGENCIES

LITIGATION

On April 23, 1998, two class action lawsuits were filed on behalf of purchasers of the Company's common stock in the U.S. District Court for the Southern District of Florida against the Company and some of its present and former directors and former officers alleging violations of the federal securities laws as discussed below. After that date, approximately fifteen similar class actions were filed in the same Court. One of the lawsuits also named as defendant Arthur Andersen LLP, ("Arthur Andersen") the Company's independent accountants for the period covered by the lawsuit.

On June 16, 1998, the court entered an order consolidating all these suits and all similar class actions subsequently filed (collectively, the "Consolidated Federal Actions"). On January 6, 1999, plaintiffs filed a consolidated amended class action complaint against the Company, some of its present and former directors and former officers, and Arthur Andersen. The consolidated amended class action complaint alleges, among other things, that defendants made material misrepresentations and omissions regarding the Company's business operations and future prospects in an effort to artificially inflate the price of the Company's common stock and call options, and that, in violation of section 20(a) of the Exchange Act, the individual defendants exercised influence and control over the Company, causing the Company to make material misrepresentations and omissions. The consolidated amended complaint seeks an unspecified award of money damages. In February 1999, plaintiffs moved for an order certifying a class consisting of all persons and entities who purchased the Company's common stock or who purchased call options or sold put options with respect to the Company's common stock during the period April 23, 1997 through June 30, 1998, excluding the defendants, their affiliates, and employees of the Company. Defendants have opposed that motion. In March 1999, all defendants who had been served with the consolidated amended class action complaint moved to dismiss it and the court granted the motion only as to certain non-employee current and former directors and a former officer, and denied it as to the other defendants. Arthur Andersen has filed counterclaims against the Company, and a third-party complaint against a director of the Company and against unnamed third party corporations.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.    COMMITMENTS AND CONTINGENCIES - (CONTINUED)

On April 7, 1998, a purported derivative action was filed in the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against the Company and some of its present and former directors and former officers. The action alleged that the individual defendants breached their fiduciary duties and wasted corporate assets when the Company granted stock options in February 1998 to three of its now former officers and directors. In June 1998, all defendants filed a motion to dismiss the complaint for failure to make a pre-suit demand on the Company's board of directors. In February 1999, plaintiffs filed an amended derivative complaint nominally on behalf of the Company against some of its present and former directors and former officers and Arthur Andersen. This amended complaint alleges, among other things, that Messrs. Dunlap and Kersh, the Company's former Chairman and Chief Executive Officer and former Chief Financial Officer, respectively, caused the Company to employ fraudulent accounting procedures in order to enable them to secure new employment contracts, and seeks a declaration that the individual defendants have violated fiduciary duties, an injunction against the payment of compensation to Messrs. Dunlap and Kersh or the imposition of a constructive trust on such payments, and unspecified money damages. The defendants have each moved to dismiss the amended complaint in whole or in part.

During 1998, purported class action and derivative lawsuits were filed in the Court of Chancery of the State of Delaware in New Castle County and in the U.S. District Court for the Southern District of Florida by stockholders of the Company against the Company, MacAndrews & Forbes and some of the Company's present and former directors. These complaints allege, among other things, that the defendants breached their fiduciary duties when the Company entered into a settlement agreement with the MacAndrews & Forbes subsidiary that sold the Company a controlling interest in Coleman. In such settlement agreement, the MacAndrews & Forbes subsidiary released the Company from threatened claims arising out of the Company's acquisition of its interest in Coleman, and MacAndrews & Forbes agreed to provide management support to the Company. Under the settlement agreement, the MacAndrews & Forbes subsidiary was granted a warrant expiring August 24, 2003 to purchase up to an additional 23 million shares of the Company's common stock at an exercise price of $7 per share, subject to anti-dilution provisions. The plaintiffs have requested an injunction against the issuance of stock to MacAndrews & Forbes upon the exercise of its warrant and unspecified money damages. The derivative actions filed in the Delaware Court of Chancery were consolidated. In February 1999, the plaintiffs voluntarily dismissed this action. The action filed in the U.S. District Court for the Southern District of Florida has been dismissed.

In September 1998, an action was filed in the 56th Judicial District Court of Galveston County, Texas alleging various claims in violation of the Texas Securities Act and Texas Business & Commercial Code as well as common law fraud as a result of the Company's alleged misstatements and omissions regarding the Company's financial condition and prospects during a period beginning May 1, 1998 and ending June 16, 1998, in which the U.S. National Bank of Galveston, Kempner Capital Management, Inc. and Legacy Trust Company engaged in transactions in the Company's common stock on their own behalf and on behalf of their respective clients. The Company is the only named defendant in this action. The complaint requests recovery of compensatory damages, punitive damages and expenses in an unspecified amount. This action was subsequently transferred to the U.S. District Court for the Southern District of Florida and consolidated with the Consolidated Federal Actions.

In October 1998, a class action lawsuit was filed in the U.S. District Court for the Southern District of Florida on behalf of certain purchasers of the debentures against the Company and certain of the Company's former officers and directors. In April 1999, a class action lawsuit was filed in the U.S. District Court for the Southern District of Florida on behalf of persons who purchased debentures during the period of March 20, 1998 through June 30, 1998, inclusive, but after the initial offering of such debentures against the Company, Arthur Andersen, the Company's former auditor, and certain former officers and directors. The court consolidated the two cases and the plaintiffs have filed a consolidated class action on behalf of persons who purchased debentures in the initial offering and in the market during the period March 20, 1998 through June 30, 1998. The amended complaint alleges, among other things, violations of the federal and state securities laws and common law fraud. The plaintiffs seek, among other things, either unspecified monetary damages or rescission of their purchase of the debentures. This action is coordinated with the Consolidated Federal Actions.

The Company has been named as a defendant in an action filed in the District Court of Tarrant County, Texas, 48th Judicial District, on November 20, 1998. The plaintiffs in this action are purchasers of the debentures. The plaintiffs allege that the Company violated the Texas Securities Act and the Texas Business & Commercial Code and committed state common law fraud by materially misstating the financial position of the Company in connection with the offering and sale of the debentures. The complaint seeks rescission, as well as compensatory and exemplary damages in an unspecified amount. The Company specially appeared to assert an objection to the Texas court's exercise of personal jurisdiction over the Company, and a hearing on this objection took place in April 1999. Following the hearing, the court entered an order granting the Company's special appearance and dismissing the case without prejudice. The plaintiffs moved for reconsideration of the court order, which motion the court denied.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.    COMMITMENTS AND CONTINGENCIES - (CONTINUED)

On February 9, 1999, Messrs. Dunlap and Kersh filed with the American Arbitration Association demands for arbitration of claims under their respective employment agreements with the Company. Messrs. Dunlap and Kersh are requesting a finding by the arbitrator that the Company terminated their employment without cause and that they should be awarded certain benefits based upon their respective employment agreements. The Company has answered the arbitration demands of Messrs. Dunlap and Kersh and has filed counterclaims seeking, among other things, the return of all consideration paid, or to be paid, under the February 1998 Employment Agreements between the Company and Messrs. Dunlap and Kersh. An answer was filed by Messrs. Dunlap and Kersh generally denying the Company's counterclaim. Discovery is pending.

On September 13, 1999, an action naming the Company and Arthur Andersen as defendants was filed in the Circuit Court for Montgomery County, Alabama. The plaintiffs in this action are purchasers of the Company's common stock during the period March 19, 1998 through May 6, 1998. The plaintiffs allege, among other things, that the defendants violated the Alabama Securities Laws. The plaintiffs seek compensatory and punitive damages in an unspecified amount. Arthur Andersen has filed a cross claim against the Company for contribution and indemnity. The Company has filed a motion to dismiss.

The Company intends to vigorously defend each of the foregoing lawsuits, but cannot predict the outcome and is not currently able to evaluate the likelihood of the Company's success in each case or the range of potential loss, if any. However, if the Company were to lose one or more of these lawsuits, judgments would likely have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

In July 1998, the American Alliance Insurance Company ("American Alliance") filed suit against the Company in the U.S. District Court for the Southern District of New York requesting a declaratory judgment of the court that the directors' and officers' liability insurance policy for excess coverage issued by American Alliance was invalid and/or had been properly canceled by American Alliance. As a result of a motion made by the Company, this case has been transferred to the U.S. District Court for the Southern District of Florida for coordination and consolidation of pre-trial proceedings with the various actions pending in that court. In October 1998, an action was filed by Federal Insurance Company ("Federal Insurance") in the U.S. District Court for the Middle District of Florida requesting the same relief as that requested by American Alliance in the previously filed action as to additional coverage levels under the Company's directors' and officers' liability insurance policy. This action has been transferred to the U.S. District Court for the Southern District of Florida. Discovery in the cases brought by American Alliance and Federal Insurance is underway and coordinated with the discovery in the Consolidated Federal Actions. In December 1998, an action was filed by Executive Risk Indemnity, Inc. in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida requesting the same relief as that requested by American Alliance and Federal Insurance in their previously filed actions as to additional coverage levels under the Company's directors' and officers' liability insurance policy. In April 1999, the Company filed an action in the U.S. District Court for the Southern District of Florida against National Union Fire Insurance Company of Pittsburgh, PA ("National Union"), Gulf Insurance Company ("Gulf") and St. Paul Mercury Insurance Company ("St. Paul") requesting, among other things, a declaratory judgment that National Union is not entitled to rescind its directors' and officers' liability insurance policies to the Company and a declaratory judgment that the Company is entitled to coverage from these insurance companies for the various lawsuits described herein under directors' and officers' liability insurance policies issued by each of the defendants. The Company has settled its litigation with National Union. In response to the Company's complaint, defendants St. Paul and Gulf have answered and asserted counterclaims seeking rescission and declaratory relief that no coverage is available to the Company. The Company intends to pursue recovery from all of its insurers if damages are awarded against the Company or its indemnified officers and/or directors under any of the foregoing actions and to recover attorneys' fees covered under those policies. The Company's failure to obtain such insurance recoveries following an adverse judgment in any of the actions described above could have a material adverse effect on the Company's financial position, results of operations or cash flows.

By letter dated June 17, 1998, the staff of the Division of Enforcement of the SEC advised the Company that it was conducting an informal inquiry into the Company's accounting policies and procedures and requested that the Company produce certain documents. In July 1998, the SEC issued a Formal Order of Private Investigation, designating SEC officers to take testimony and pursuant to which a subpoena was served on the Company requiring the production of certain documents. In November 1998, another SEC subpoena requiring the production of additional documents was received by the Company. The Company has provided numerous documents to the SEC staff and continues to cooperate with the SEC staff. The Company has, however, declined to provide the SEC with material that the Company believes is subject to the attorney-client privilege and the work product immunity. The SEC has not commenced any civil or administrative proceedings as a result of its investigation, and the Company cannot predict at this time whether the SEC will seek to impose any monetary or other penalties against the Company. Under these circumstances, the Company cannot estimate the duration of the investigation or its outcome.

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

Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees for defending such actions. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs and other significant factors which vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. As of December 31, 1999, the Company had established accruals for litigation matters of $24.3 million (representing $9.6 million and $14.7 million for estimated damages or settlement amounts and legal fees, respectively) and $31.2 million as of December 31, 1998 (representing $17.5 million and $13.7 million for estimated damages or settlement amounts and legal fees, respectively). It is anticipated that the $24.3 million accrual at December 31, 1999 will be paid as follows: $20.8 million in 2000, $3.4 million in 2001 and $0.1 million in 2002. The Company believes, based on information available on December 31, 1999, that anticipated probable costs of litigation matters existing as of December 31, 1999 have been adequately reserved to the extent determinable.

ENVIRONMENTAL MATTERS

The Company's operations, like those of comparable businesses, are subject to certain federal, state, local and foreign environmental laws and regulations in addition to laws and regulations regarding labeling and packaging of products and the sales of products containing certain environmentally sensitive materials. The Company believes it is in substantial compliance with all environmental laws and regulations which are applicable to its operations. Compliance with environmental laws and regulations involves certain continuing costs; however, such costs of ongoing compliance have not resulted, and are not anticipated to result, in a material increase in the Company's capital expenditures or to have a material adverse effect on the Company's competitive position, results of operations, financial condition or cash flows.

In addition to ongoing environmental compliance at its operations, the Company also is actively engaged in environmental remediation activities many of which relate to divested operations. As of December 31, 1999, the Company has been identified by the United States Environmental Protection Agency ("EPA") or a state environmental agency as a potentially responsible party ("PRP") in connection with seven sites subject to the federal Superfund Act and five sites subject to state Superfund laws comparable to the federal law (collectively the "Environmental Sites"), exclusive of sites at which the Company has been designated (or expects to be designated) as a de minimis (less than 1%) participant.

The Superfund Act, and related state environmental remediation laws, generally authorize governmental authorities to remediate a Superfund site and to assess the costs against the PRPs or to order the PRPs to remediate the site at their expense. Liability under the Superfund Act is joint and several and is imposed on a strict basis, without regard to degree of negligence or culpability. As a result, the Company recognizes its responsibility to determine whether other PRPs at a Superfund site are financially capable of paying their respective shares of the ultimate cost of remediation of the site. Whenever the Company has determined that a particular PRP is not financially responsible, it has assumed for purposes of establishing reserve amounts that such PRP will not pay its respective share of the costs of remediation. To minimize the Company's potential liability with respect to the Environmental Sites, the Company has actively participated in steering committees and other groups of PRPs established with respect to such sites. The Company currently is engaged in active remediation activities at thirteen sites, seven of which are among the Environmental Sites referred to above, and six of which have not been designated as Superfund sites under federal or state law. The remediation efforts in which the Company is involved include facility investigations, including soil and groundwater investigations, corrective measure studies, including feasibility studies, groundwater monitoring, extraction and treatment and soil sampling, excavation and treatment relating to environmental clean-ups. In certain instances, the Company has entered into agreements with governmental authorities to undertake additional investigatory activities and in other instances has agreed to implement appropriate remedial actions. The Company has also established reserve amounts for certain non-compliance matters including those involving air emissions.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.    COMMITMENTS AND CONTINGENCIES - (CONTINUED)

The Company has established reserves to cover the anticipated probable costs of investigation and remediation, based upon periodic reviews of all sites for which the Company has, or may have remediation responsibility. The Company accrues environmental investigation and remediation costs when it is probable that a liability has been incurred, the amount of the liability can be reasonably estimated and the Company's responsibility for the liability is established. Generally, the timing of these accruals coincides with the earlier of formal commitment to an investigation plan, completion of a feasibility study or the Company's commitment to a formal plan of action. As of December 31, 1999 and 1998, the Company's environmental reserves were $19.9 million (representing $ 18.2 million for the estimated costs of facility investigations, corrective measure studies, or known remedial measures, and $1.7 million for estimated legal costs) and $25.0 million (representing $22.9 million for the estimated costs of facility investigations, corrective measure studies, or known remedial measures, and $2.1 million for estimated legal costs), respectively. It is anticipated that the $19.9 million accrual at December 31, 1999 will be paid as follows: $3.8 million in 2000, $2.9 million in 2001, $2.5 million in 2002, $0.7 million in 2003, $0.6 million in 2004 and $9.4 million thereafter. The Company has accrued its best estimate of investigation and remediation costs based upon facts known to the Company at such dates and because of the inherent difficulties in estimating the ultimate amount of environmental costs, which are further described below, these estimates may materially change in the future as a result of the uncertainties described below. Estimated costs, which are based upon experience with similar sites and technical evaluations, are judgmental in nature and are recorded at undiscounted amounts without considering the impact of inflation and are adjusted periodically to reflect changes in applicable laws or regulations, changes in available technologies and receipt by the Company of new information. It is difficult to estimate the ultimate level of future environmental expenditures due to a number of uncertainties surrounding environmental liabilities. These uncertainties include the applicability of laws and regulations, changes in environmental remediation requirements, the enactment of additional regulations, uncertainties surrounding remediation procedures including the development of new technology, the identification of new sites for which the Company could be a PRP, information relating to the exact nature and extent of the contamination at each site and the extent of required cleanup efforts, the uncertainties with respect to the ultimate outcome of issues which may be actively contested and the varying costs of alternative remediation strategies. The Company continues to pursue the recovery of some environmental remediation costs from certain of its liability insurance carriers; however, such potential recoveries have not been offset against potential liabilities and have not been considered in determining the Company's environmental reserves.

Due to uncertainty over remedial measures to be adopted at some sites, the possibility of changes in environmental laws and regulations and the fact that joint and several liability with the right of contribution is possible at federal and state Superfund sites, the Company's ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of December 31, 1999.

The Company believes, based on information available as of December 31, 1999 for sites where costs are estimable, that the costs of completing environmental remediation of all sites for which the Company has a remediation responsibility have been adequately reserved and that the ultimate resolution of these matters will not have a material adverse effect upon the Company's financial condition, results of operations or cash flows.

PRODUCT LIABILITY MATTERS

As a consumer goods manufacturer and distributor, the Company and/or its subsidiaries face the constant risks of product liability and related lawsuits involving claims for substantial money damages, product recall actions and higher than anticipated rates of warranty returns or other returns of goods. These claims could result in liabilities that could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. Some of the product lines the Company acquired in the 1998 acquisitions have increased its exposure to product liability and related claims.

BRK Brands, Inc. and Sunbeam (Canada Limited) are defendants in an alleged class action lawsuit in Ontario, Canada that claims, among other things, that the defendants failed to adequately inform consumers regarding the performance of smoke detectors utilizing ionization technology. The alleged class action consists of all consumers in Ontario, Canada who have purchased ionization detectors manufactured or sold by the defendants or their predecessors. BRK Brands is also a defendant in two separate alleged class action lawsuits in the United States, one in the United States District Court for the Northern District of Alabama and the other in Circuit Court, Twentieth Judicial District, St. Clair, Illinois (the "U.S. Class Action"). The plaintiffs in the U.S. Class Action made substantially the same allegations as the plaintiff in the above-alleged class action in Ontario, Canada. The defendants intend to vigorously defend this lawsuit, but cannot predict the outcome and is not currently able to evaluate the likelihood of the defendant's success or the range of potential loss, if any. However, if the defendants' were to lose one of these lawsuits, it could have a material adverse effect on the defendants' financial position, results of operations or cash flows.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.    COMMITMENTS AND CONTINGENCIES - (CONTINUED)

The Company is party to various personal injury and property damage lawsuits relating to its products and incidental to its business. Annually, the Company sets its product liability insurance program which is an occurrence based program based on the Company's current and historical claims experience and the availability and cost of insurance. The Company's program for 1999 was comprised of a self-insurance retention of $3.5 million per occurrence, and was limited to $28.0 million in the aggregate.

Cumulative amounts estimated to be payable by the Company with respect to pending and potential claims for all years in which the Company is liable under its self-insurance retention have been accrued as liabilities. Such accrued liabilities are necessarily based on estimates (which include actuarial determinations made by independent actuarial consultants as to liability exposure, taking into account prior experience, numbers of claims and other relevant factors); thus, the Company's ultimate liability may exceed or be less than the amounts accrued. The methods of making such estimates and establishing the resulting liability are reviewed on a regular basis and any adjustments resulting therefrom are reflected in current operating results.

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

LEASES

The Company rents certain facilities, equipment and retail stores under operating leases. Rental expense for operating leases amounted to $28.9 million in 1999, $31.4 million in 1998, and $7.4 million for 1997. The minimum future rentals due under noncancelable operating leases as of December 31, 1999 aggregated to $135.3 million. The amounts payable in each of the years 2000-2004 and thereafter are $18.7 million, $16.6 million, $16.2 million, $13.1 million, $11.1 million and $59.6 million, respectively.

CERTAIN DEBT OBLIGATIONS

Responsibility for servicing certain debt obligations of the Company's predecessor were assumed by third parties in connection with the acquisition of former businesses, although the Company's predecessor remained the primary obligor in accordance with the respective loan documents. Such obligations, which amounted to approximately $16.1 million at December 31, 1999, and the corresponding receivables from the third parties, are not included in the Consolidated Balance Sheets since these transactions occurred prior to the issuance of SFAS No. 76, EXTINGUISHMENT OF DEBT. Management believes that the third parties will continue to meet their obligations pursuant to the assumption agreements.

PURCHASE AND OTHER COMMITMENTS

In conjunction with the sale of the Biddeford, Maine textile mill in 1997, the Company entered into a five-year agreement to purchase blanket shells from the mill. The agreement, as amended, provides for a minimum purchase commitment each year of the contract.

In connection with Coleman Powermate's 1995 purchase of substantially all of the assets of Active Technologies, Inc. ("ATI"), the Company may be required to make payments to the predecessor owner of ATI of up to $18.8 million based on the Company's sales of ATI related products and royalties received by the Company for licensing arrangements related to ATI patents. As of December 31, 1999, the amounts paid under the terms of this agreement have been immaterial.

16.    RELATED PARTY TRANSACTIONS

SERVICES PROVIDED BY M&F

Pursuant to the settlement agreement with M&F, M&F agreed to make certain executive management personnel available to the Company and to provide certain management assistance to the Company. The Company does not reimburse M&F for such services, other than reimbursement of out-of-pocket expenses paid to third parties. (See Note 2.)

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.    RELATED PARTY TRANSACTIONS - (CONTINUED)

LIQUIDATION OF OPTIONS

In accordance with the Coleman merger agreement, the unexercised options under Coleman's stock option plans were cashed out in December 1999 at a price per share equal to the difference between $27.50 per share and the exercise price of such options. Ronald O. Perelman, the sole stockholder of M&F, held 500,000 options for which he received a net payment, subsequent to the 1999 fiscal year end, of $6,750,000. Coleman stock options held by employees were cashed out in December 1999. Messrs. Shapiro and Isko and Ms. Clark, executive officers of the Company, held 77,500, 20,000 and 25,000 options, respectively, for which they received net payments of $823,000, $226,099, and $275,005, respectively.

ARRANGEMENTS BETWEEN COLEMAN AND M&F

Coleman and an affiliate of M&F are parties to a cross-indemnification agreement pursuant to which Coleman has agreed to indemnify such affiliate, its officers, directors, employees, control persons, agents and representatives against all past, present and future liabilities, including product liability and environmental matters, related to the initial assets of Coleman, which Coleman acquired from such affiliate in December 1991. In addition, pursuant to this cross-indemnification agreement, the M&F affiliate has agreed to indemnify Coleman and its officers, directors, employees, agents and representatives against all other liabilities of such M&F affiliate or any of its subsidiaries, including liabilities relating to the assets it did not transfer to Coleman in December 1991. This cross-indemnification agreement survived the Coleman merger.

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

LEASE OF OFFICE SPACE

During 1999 and 1998, the Company sublet office space in New York City from an affiliate of M&F. The expense for such rent during 1999 and 1998 was approximately $90,000 and $130,000, respectively. The lease was terminated in 1999.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.      UNAUDITED QUARTERLY FINANCIAL DATA

                                                                           FISCAL 1999(a)
                                                              FIRST     SECOND       THIRD       FOURTH
                                                             QUARTER    QUARTER     QUARTER     QUARTER
                                                             -------    -------     -------     -------
                                                            (Dollars in millions, except per share data)
Net sales .............................................       $523.9     $660.9     $ 601.6     $ 611.6
Gross profit ..........................................        126.5      173.7       162.8       141.6
Operating (loss) profit ...............................        (14.8)      13.5         4.3       (99.6)
Net loss ..............................................        (60.7)     (46.9)      (47.4)     (144.5)
Basic and diluted loss per share ......................         (0.60)     (0.47)      (0.47)      (1.43)


During 1999, significant unusual charges affected the respective quarters as follows:

                                                               FIRST     SECOND      THIRD      FOURTH
                                                              QUARTER    QUARTER    QUARTER     QUARTER
                                                              ------     ------     -------     -------
Provision for inventory and fixed assets (Note 11) ....       $  0.3     $--        $   0.5     $  14.2
Severance .............................................         --         --           0.5         4.2
Asset impairment ......................................         --         --          --          52.0
Year 2000 systems initiatives expenses ................          8.1        5.4         6.8         7.0
Costs associated with financial statement restatement .         --          3.6         1.2         2.8
Litigation, environmental and other reserve adjustments         --          0.5         3.7         7.1
Other (charges) benefits ..............................          1.1        0.3         0.3         0.9
                                                              ------     ------     -------     -------
Total .................................................       $  9.5     $  9.8     $  13.0     $  88.2
                                                              ======     ======     =======     =======
                                                                          FISCAL 1998(a)
                                                               FIRST     SECOND      THIRD      FOURTH
                                                              QUARTER    QUARTER    QUARTER     QUARTER
                                                              -------    -------    -------     -------
                                                             (Dollars in millions, except per share data)
Net sales .............................................       $247.6     $578.5     $ 496.0     $ 514.8
Gross profit (loss) ...................................         35.4      (50.8)       69.3         1.1
Operating loss ........................................        (37.4)    (193.3)     (161.0)     (278.3)
Loss from continuing operations before extraordinary
   charge .............................................        (45.6)    (241.0)     (188.9)     (300.0)
Basic and diluted loss per share from continuing
   operations before extraordinary charge .............         (0.53)     (2.39)      (1.88)      (2.98)
Extraordinary charge ..................................         (8.6)    (103.1)       --         (10.7)
Net loss ..............................................        (54.1)    (344.1)     (188.9)     (310.8)
Basic and diluted loss per share ......................         (0.63)     (3.41)      (1.88)      (3.09)


During 1998, significant unusual charges affected the respective quarters as follows:

                                                                       FIRST     SECOND      THIRD      FOURTH
                                                                      QUARTER    QUARTER    QUARTER     QUARTER
                                                                      -------    -------    -------     -------
Compensation agreements with former senior officers (Note 8)....      $ 30.7     $ --       $   3.7     $--
Excess and obsolete inventory reserves (Note 11) ...............        --         84.0         2.2         9.6
Facilities impairment charges (Note 11) ........................        --         29.6         3.1         6.7
Warrants issued to M&F (Note 2) ................................        --         --          70.0        --
Costs associated with financial statement restatement ..........        --         --          10.8         9.6
Goodwill impairment (Note 2) ...................................        --         --          --          62.5
Litigation, environmental and other reserve adjustments                 (3.0)      --           1.7         5.0
                                                                      ------     ------     -------     -------
Total ..........................................................      $ 27.7     $113.6     $  91.5     $  93.4
                                                                      ======     ======     =======     =======

(a) Due to the net loss incurred, earnings per share calculations exclude common share equivalents for all four quarters and for the year in 1998 and 1999. Loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly loss per share in 1998 does not equal the total computed for the year.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                        Fiscal Years 1999, 1998 and 1997
                             (Dollars in thousands)

                                                                  ADDITIONS
                                                      BALANCE AT  CHARGED TO   RESERVES                 BALANCE AT
                                                      BEGINNING   COSTS AND      FROM                     END OF
DESCRIPTION                                           OF PERIOD    EXPENSES  ACQUISITIONS  DEDUCTIONS     PERIOD
-----------                                            --------    --------    ---------    --------     --------
Allowance for doubtful accounts and cash discounts:

   Fiscal year ended December 31, 1999 ............    $ 53,025    $ 13,249    $      --    $ 21,930(b)  $ 44,344
                                                       ========    ========    =========    ========     ========

   Fiscal year ended December 31, 1998 ............    $ 30,033    $ 32,919    $  15,216(c) $ 25,143(b)  $ 53,025
                                                       ========    ========    =========    ========     ========

                                                                                            $(2,000)(a)
   Fiscal year ended December 28, 1997 ............    $ 19,701    $ 17,297    $      --       8,948(b)  $ 30,033
                                                                                                  17(d)
                                                       ========    ========    =========    ========     ========

Notes:   (a)  Reclassified to/from accrued liabilities for customer deductions.
         (b)  Accounts written off as uncollectible.
         (c)  Reserve balances of acquired companies at acquisition date.
         (d)  Foreign currency translation adjustment.

                                 EXHIBIT INDEX

 EXHIBIT              DESCRIPTION
 -------              -----------

  10.mm Ninth Amendment to Credit Agreement dated as of November 30, 1999, among the Company, the Subsidiary Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., Bank America National Trust and Savings Association and First Union National Bank
  21.          Subsidiaries of the Registrant
  23.1         Independent Auditors' Consent--Deloitte & Touche LLP
  23.2         Consent of Independent Auditors-- Ernst & Young LLP
  23.3         Consent of Independent Certified Public Accountants--Arthur
               Andersen LLP
  27. Financial Data Schedule, submitted electronically to the Securities and Exchange Commission for information only and not filed