Form 10-Q
period 2000-03-31
SUNBEAM CORP/FL/
filed 2000-05-15
CIK 3662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For the period ended March 31, 2000

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

                                Yes [X]          No [ ]

On May 11, 2000 there were 107,558,065 shares of the registrant's Common Stock ($.01 par value) outstanding.

                      SUNBEAM CORPORATION AND SUBSIDIARIES

                                QUARTERLY REPORT
                                  ON FORM 10-Q

                                TABLE OF CONTENTS

     PART I.    FINANCIAL INFORMATION

                                                                                                          PAGE
                                                                                                          ----
                Item 1.  Financial Statements

                         Condensed Consolidated Statements of Operations (Unaudited)
                         for the three months ended March 31, 2000 and March 31, 1999.....................   2

                         Condensed Consolidated Balance Sheets (Unaudited)
                         as of March 31, 2000 and December 31, 1999.......................................   3

                         Condensed Consolidated Statements of Cash Flows (Unaudited)
                         for the three months ended March 31, 2000 and March 31, 1999.....................   4

                         Notes to Condensed Consolidated Financial Statements (Unaudited).................   5

                Item 2.  Management's Discussion and Analysis of Financial Condition
                         and Results of Operations........................................................  20


     PART II.   OTHER INFORMATION

                Item 1.  Litigation.......................................................................  31

                Item 6.  Exhibits and Reports on Form 8-K.................................................  34

     SIGNATURE  ..........................................................................................  35

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                      SUNBEAM CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED
                                                   ------------------------
                                                   MARCH 31,      MARCH 31,
                                                     2000           1999
                                                   ---------      ---------


Net sales                                          $ 539,053      $ 523,946
Cost of goods sold                                   405,764        397,491
Selling, general and administrative expense          135,833        141,249
                                                   ---------      ---------
Operating loss                                        (2,544)       (14,794)
Interest expense, net                                 52,487         42,841
Other expense (income), net                            2,611           (127)
                                                   ---------      ---------
Loss before income taxes and minority interest       (57,642)       (57,508)

Income tax provision (benefit):
       Current                                         1,740           (151)
       Deferred                                          (73)         1,893
                                                   ---------      ---------
                                                       1,667          1,742
                                                   ---------      ---------

Minority interest                                         91          1,489
                                                   ---------      ---------
Net loss                                           $ (59,400)     $ (60,739)
                                                   =========      =========
Basic and diluted loss per share:
       Net loss                                    $   (0.55)     $   (0.60)
                                                   =========      =========
Weighted average common shares outstanding           107,056        100,740




            See Notes to Condensed Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                              MARCH 31,      DECEMBER 31,
                                                                               2000             1999
                                                                            -----------      -----------
ASSETS
Current assets:
     Cash and cash equivalents                                              $    23,098      $    40,799
     Receivables, net                                                           361,130          364,338
     Inventories                                                                539,544          460,680
     Prepaid expenses, deferred income taxes and other current assets            68,205           72,130
                                                                            -----------      -----------
         Total current assets                                                   991,977          937,947
Property, plant and equipment, net                                              452,603          447,116
Trademarks, tradenames, goodwill and other, net                               1,795,360        1,747,286
                                                                            -----------      -----------
                                                                            $ 3,239,940      $ 3,132,349
                                                                            ===========      ===========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
     Short-term debt and current portion of long-term debt                  $   141,325      $   139,806
     Accounts payable                                                           217,940          185,610
     Other current liabilities                                                  290,606          300,809
                                                                            -----------      -----------
         Total current liabilities                                              649,871          626,225
Long-term debt, less current portion                                          2,308,592        2,164,002
Other long-term liabilities                                                     237,224          241,264
Deferred income taxes                                                           111,235           93,288
Minority interest                                                                 1,105           66,910

Commitments and contingencies (Notes 3 and 9)

Shareholders' deficiency:
     Preferred stock (2,000,000 shares authorized, none outstanding)                 --               --
     Common stock (107,422,500 and 100,746,400 shares issued)                     1,074            1,007
     Additional paid-in capital                                               1,179,630        1,122,455
     Accumulated deficit                                                     (1,168,916)      (1,109,516)
     Accumulated other comprehensive loss                                       (79,875)         (73,286)
                                                                            -----------      -----------
         Total shareholders' deficiency                                         (68,087)         (59,340)
                                                                            -----------      -----------
                                                                            $ 3,239,940      $ 3,132,349
                                                                            ===========      ===========

            See Notes to Condensed Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                          THREE MONTHS ENDED
                                                                       ------------------------
                                                                       MARCH 31,      MARCH 31,
                                                                         2000           1999
                                                                       ---------      ---------
OPERATING ACTIVITIES:
     Net loss                                                          $ (59,400)     $ (60,739)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                    32,492         32,394
         Bond accretion and non-cash interest charges                     11,342         11,271
         Deferred income taxes (benefit) provision                           (73)         1,893
         Minority interest                                                    91          1,489
         Gain on the sale of property, plant and equipment                   (23)          (568)
         Changes in working capital and other, net of acquisitions       (42,985)       (43,224)
                                                                       ---------      ---------
             Net cash used in operating activities                       (58,556)       (57,484)
                                                                       ---------      ---------

INVESTING ACTIVITIES:
     Capital expenditures, net                                           (16,070)       (17,098)
     Proceeds from asset sales                                             6,013            810
     Acquisition of Coleman, including acquisition costs                 (83,445)            --
     Other, net                                                             (467)          (165)
                                                                       ---------      ---------
             Net cash used in investing activities                       (93,969)       (16,453)
                                                                       ---------      ---------
FINANCING ACTIVITIES:
     Net borrowings under revolving credit facilities                    136,212         61,468
     Payments of debt obligations, including prepayment penalties             --         (2,500)
     Other debt financing fees                                            (1,179)          (234)
     Other, net                                                             (209)           (66)
                                                                       ---------      ---------
             Net cash provided by financing activities                   134,824         58,668
                                                                       ---------      ---------

Net decrease in cash and cash equivalents                                (17,701)       (15,269)
Cash and cash equivalents at beginning of period                          40,799         61,432
                                                                       ---------      ---------
Cash and cash equivalents at end of period                             $  23,098      $  46,163
                                                                       =========      =========

            See Notes to Condensed Consolidated Financial Statements

                      SUNBEAM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   OPERATIONS AND BASIS OF PRESENTATION

ORGANIZATION

Sunbeam Corporation and all of its majority-owned subsidiaries ("Sunbeam" or the "Company") is a leading designer, manufacturer and marketer of branded consumer products. The Company's primary business is the manufacturing, marketing and distribution of durable household and outdoor leisure consumer products through mass market and other distribution channels in the United States and internationally. The Company also sells its products to professional and commercial end users such as small businesses, health care providers, hotels and other institutions. The Company's principal products include household kitchen appliances; health monitoring and care products for home use; scales for consumer and professional use for weight management and business uses; electric blankets and throws; clippers and trimmers for consumer, professional and animal uses; smoke and carbon monoxide detectors; outdoor barbecue grills; camping equipment such as tents, lanterns, sleeping bags and stoves; coolers; backpacks and book bags; and portable generators and compressors. The Company, through its Thalia Products Inc. ("Thalia") subsidiary, is developing Home Linking Technology (TM), or HLT (TM), which is designed to allow products to communicate with each other.

See Note 3 for information relevant to management's plan to fund its capital and debt service requirements.

BASIS OF PRESENTATION

The Condensed Consolidated Balance Sheet of the Company as of March 31, 2000 and the Condensed Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2000 and 1999 are unaudited. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. The December 31, 1999 Condensed Consolidated Balance Sheet was derived from the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1999 Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements contained herein include all adjustments (consisting of only recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for future periods.

BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK

Basic loss per common share calculations are determined by dividing loss available to common shareholders by the weighted average number of shares of common stock outstanding. Diluted loss per share is determined by dividing loss available to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding (all related to outstanding stock options, restricted stock, warrants and the Zero Coupon Convertible Senior Subordinated Debentures).

For the three months ended March 31, 2000 and 1999, respectively, 120,317 and 25,458 shares related to stock options were not included in diluted average common shares outstanding because their effect would be antidilutive. Stock options to purchase 21,341,214 and 18,961,063 common shares were excluded from potential common shares at March 31, 2000 and 1999, respectively, as the option exercise prices were greater than the average market price of the Company's common stock during the year. Diluted average common shares outstanding as of March 31, 2000 and 1999 excludes 13,242,050 shares related to the conversion feature of the Zero Coupon Convertible Senior Subordinated Debentures and 27,480,549 and 23,000,000 shares issuable on the exercise of warrants as of March 31, 2000 and March 31,1999, respectively, due to antidilution.

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

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the 2000 presentation.

2.   ACQUISITIONS

On March 30, 1998, pursuant to a merger agreement dated as of February 27, 1998, the Company, through a wholly-owned subsidiary, acquired approximately 81% of the total number of then outstanding shares of common stock of The Coleman Company, Inc. ("Coleman") from an affiliate of MacAndrews & Forbes Holdings, Inc. ("M&F"), in exchange for 14,099,749 shares of the Company's common stock and approximately $160 million in cash. In addition, the Company assumed approximately $1,016 million in debt. Immediately thereafter, as a result of the exercise of employee stock options, the Company's indirect beneficial ownership of Coleman decreased to approximately 79% of the total number of the outstanding shares of Coleman common stock.

In January 2000, pursuant to a merger agreement dated as of February 27, 1998, the Company acquired the remaining publicly held Coleman shares pursuant to a merger transaction pursuant to which the remaining Coleman stockholders (other than stockholders who are seeking appraisal rights under Delaware law) received
0.5677 of a share of the Company's common stock and $6.44 in cash for each share of Coleman common stock they owned, aggregating approximately 6.7 million shares of the Company's common stock and $87 million in cash. The approximate $87 million aggregate cash payment included $4.8 million related to the cash out of remaining Coleman employee options, in accordance with the merger agreement, which occurred in December 1999. In addition, pursuant to a court approved settlement of claims by Coleman public stockholders the Company issued to such Coleman public stockholders (other than such stockholders who are seeking appraisal rights under Delaware law), warrants expiring August 24, 2003 to purchase 4.98 million shares of the Company's common stock at $7.00 per share less approximately 498,000 warrants issued to the plaintiffs' attorneys for their fees and expenses. These warrants, which generally have the same terms as the warrants previously issued to M&F's subsidiary (see Note 9) were issued when the consideration was paid for the Coleman merger. The total consideration given for the purchase of the remaining publicly held Coleman shares was valued at $146 million.

The acquisition of Coleman was accounted for using the purchase method of accounting, and accordingly, the financial position and results of operations of Coleman are included in the accompanying Condensed Consolidated Statements of Operations from the respective dates of acquisition. Prior to the completion of the merger on January 6, 2000, approximately 20% of Coleman's results of operations and net equity allocable to the public shareholders was reported as minority interest.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

2.   ACQUISITIONS - (CONTINUED)

The purchase price paid for the publicly held Coleman shares has been allocated based on the estimated fair value of tangible and identified intangible assets acquired and liabilities assumed as follows (in millions):

         Value of common stock issued......................................       $   44
         Value of warrants issued..........................................           14
         Cash paid including expenses and mandatory redemption of debt,
             net of cash acquired..........................................           88
                                                                                  ------

         Net cash paid and equity issued...................................          146
         Fair value of total liabilities assumed, including debt...........           19
                                                                                  ------

                                                                                     165

         Fair value of assets acquired.....................................          157
                                                                                  ------

         Excess of purchase price over fair value of net assets acquired...       $    8
                                                                                  ======

The excess of purchase price over the fair value of net assets acquired has been classified as goodwill. Goodwill related to the Coleman acquisition is being amortized on a straight-line basis over 40 years. Approximately $1.1 billion of goodwill was recorded by the Company in connection with the acquisition of Coleman. Goodwill has been allocated to the various operating businesses of Coleman based on the estimated fair value of Coleman's component businesses.

As of the date of the acquisition of approximately 80% of Coleman, in March 1998, the then management of the Company determined that approximately 117 employees of Coleman would need to be involuntarily terminated in order to eliminate duplicate activities and functions and fully integrate Coleman into the Company's operations. The Company recognized a liability of approximately $8 million representing severance and benefit costs related to the 117 employees pursuant to the termination plan. This liability was included in the allocation of purchase price. As of March 31, 2000, the Company had paid severance benefits of approximately $7.7 million and 3 employees have not yet been terminated. Remaining termination costs are expected to be paid by December 31, 2000 and no additional charges are anticipated in future periods related to this matter.

The following unaudited pro forma financial information for the Company gives effect to the purchase of the publicly held shares of Coleman common stock as if the transaction had occurred at the beginning of the period presented. No pro forma information has been presented for the period ending March 31, 2000 because the transaction occurred at the beginning of the period. The pro forma results for the period ending March 31, 1999 have been prepared for informational purposes only and do not purport to be indicative of the results of operations that actually would have occurred had the acquisition been consummated on the date indicated, or which may result in the future. The unaudited pro forma results follow (in millions, except per share data):

                                                                        THREE MONTHS ENDED
                                                                          MARCH 31, 1999
                                                                        -------------------
         Net sales......................................................       $523.9
         Net loss.......................................................        (62.3)
         Basic and diluted loss per share from continuing operations....        (0.58)

3.   DEBT

In March 1998, the Company replaced its $250 million syndicated unsecured five-year revolving credit facility with a revolving and term credit facility (the "Credit Facility"). The Credit Facility provided for aggregate borrowings of up to $1.7 billion and in addition to other customary covenants, required the Company to maintain specified consolidated leverage, interest coverage and fixed charge coverage ratios as of the end of each fiscal quarter occurring after March 31, 1998 and on or prior to the latest stated maturity date for any of the borrowings under the Credit Facility.

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

The Credit Facility provides for aggregate borrowings of up to $1.7 billion pursuant to: (i) a revolving credit facility in an aggregate principal amount of up to $400 million maturing March 30, 2005 ($52.5 million of which was used to complete the Coleman merger which occurred on January 6, 2000); (ii) up to $800.0 million in term loans maturing on March 30, 2005 (of which $35.0 million was used to complete the Coleman merger which occurred on January 6, 2000) and
(iii) a $500.0 million term loan maturing September 30, 2006 (of which $5.0 million has been repaid). As of March 31, 2000, of the $1.7 billion, $1.572 billion was outstanding under the Credit Facility and approximately $48 million was available for borrowing. The remaining $80.2 million of the $1.7 billion Credit Facility was committed for outstanding letters of credit.

Pursuant to the Credit Facility, interest accrues, at the Company's option: (i) at the London Interbank Offered Rate ("LIBOR"), or (ii) at the base rate of the administrative agent which is generally the higher of the prime commercial lending rate of the administrative agent or the Federal Funds Rate plus 0.50%, in each case plus an interest margin which was 3.00% for LIBOR borrowings and 1.75% for base rate borrowings at March 31, 2000. The applicable interest margins are subject to further downward adjustment upon the reduction of the aggregate borrowings under the Credit Facility. Borrowings under the Credit Facility are secured by a pledge of the stock of the Company's material subsidiaries and by a security interest in substantially all of the assets of the Company and its material domestic subsidiaries. In addition, borrowings under the Credit Facility are guaranteed by a number of the Company's wholly-owned material domestic subsidiaries and these subsidiary guarantees are secured by substantially all of the material domestic subsidiaries' assets. To the extent extensions of credit are made to any subsidiaries of the Company, the obligations of such subsidiaries are guaranteed by the Company.

Under terms of the April 14, 2000 amendment to the Credit Facility, the Company is obligated to pay the bank lenders an amendment fee for the April 14, 2000 amendment of 0.50% of the commitments under the Credit Facility as of April 14, 2000, totaling $8.5 million. This fee is payable on the earlier of June 30, 2000 or the closing of the sale of the Company's Eastpak business ("Eastpak"). (See
Note 7.) On November 30, 2000, the Company also must pay an amendment fee previously agreed to for the April 15, 1999 amendment equal to 0.50% of the commitments under the Credit Facility as of April 15, 1999, totaling $8.5 million. An additional amendment fee relating to the April 15, 1999 amendment equal to $8.5 million will be payable to the bank lenders if the aggregate loan and commitment exposure under the Credit Facility is equal to or more than $1.2 billion on November 30, 2000, with such fee being payable on June 30, 2001. The $17 million amendment fee associated with the April 15, 1999 amendment was amortized to interest expense using the straight-line method over the one-year term of the amendment. The $8.5 million amendment fee associated with the April 14, 2000 amendment will be amortized to interest expense using the straight-line method over the one year term of that amendment.

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

The Company believes its borrowing capacity under the Credit Facility, foreign working capital lines, cash flow from the operations of the Company, existing cash and cash equivalent balances, proceeds from its receivable securitization programs, the sale of Eastpak (see Note 7) and sales of non-core assets will be sufficient to support planned working capital needs, planned capital expenditures and scheduled debt service to April 10, 2001. Although management believes they will be successful in accomplishing the above, there can be no assurance that the aforementioned sources of funds will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company is unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, restructuring indebtedness, selling other assets or operations or issuing additional shares of capital stock in the Company, and some of such actions would require the consent of the lenders. There can be no assurance that any of such actions could be effected, or if so, on terms favorable to the Company, that such actions would enable the Company to continue to satisfy its cash requirements or that such actions would be permitted under the terms of the Credit Facility. In anticipation of the expiration of the current waiver on April 10, 2001, the Company intends to negotiate with its lenders regarding a further amendment to the Credit Facility, further waiver of the covenants and other terms, or refinancing of the

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

3.   DEBT - (CONTINUED)

Credit Facility. Any decisions with respect to such amendment, waiver, or refinancing will be made based on a review from time to time of the advisability of particular transactions. There can be no assurance that an amendment, further waiver of existing covenants and other terms, or refinancing will be entered into by April 10, 2001. The failure to obtain such an amendment, further waiver or debt refinancing would likely result in violation of existing covenants and compliance with other terms, which would permit the bank lenders to accelerate the maturity of all outstanding borrowings under the Credit Facility, which would likely have a material adverse effect on the Company.

4.   ACCOUNTS RECEIVABLE SECURITIZATION

The Company has entered into a receivable securitization program, which expires March 2001, to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. In March 2000, the Company entered into an amendment to such receivables program to increase this program to $100 million from $70 million. During the first quarters of 2000 and 1999, the Company received approximately $125.4 million and $60.1 million, respectively, under this arrangement. At March 31, 2000 and 1999, the Company had reduced accounts receivable by approximately $67.9 million and $29.5 million, respectively, for receivables sold under this program. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $1.0 million and $0.4 million during the first quarter of 2000 and 1999, respectively, and have been classified as interest expense in the accompanying Condensed Consolidated Statements of Operations. The Company, through a wholly-owned subsidiary, retains collection and administrative responsibilities for the purchased receivables. In April 2000, the Company's Coleman and Powermate subsidiaries entered into an additional revolving trade accounts receivable securitization program to sell, without recourse, through a wholly-owned subsidiary of Coleman, up to a maximum of $95 million in trade accounts receivables. These trade accounts receivable programs contain cross-default provisions that provide the purchaser of the receivables an option to cease purchasing receivables from the Company if the Company is in default under the Credit Facility. In addition, these agreements contain various other covenants customary for these types of programs, including financial covenants.

5.   COMPREHENSIVE LOSS

The components of the Company's comprehensive loss are as follows (in thousands):

                                                                      THREE MONTHS ENDED
                                                                   ---------------------------
                                                                    March 31,        March 31,
                                                                      2000             1999
                                                                   ---------         ---------
    Net loss..................................................     $ (59,400)        $ (60,739)
    Foreign currency translation adjustment, net of taxes.....        (6,589)           (9,427)
                                                                   ---------         ---------
    Comprehensive loss........................................     $ (65,989)        $ (70,166)
                                                                   =========        =========

As of March 31, 2000 and December 31, 1999, "Accumulated other comprehensive loss," as reflected in the Condensed Consolidated Balance Sheets is comprised of the following:

                                           CURRENCY           MINIMUM
                                          TRANSLATION         PENSION
                                          ADJUSTMENTS        LIABILITY             TOTAL
                                          -----------        ---------           ---------

    Balance at March 31, 2000.........    $ (31,834)        $  (48,041)          $ (79,875)
    Balance at December 31, 1999......      (25,245)           (48,041)            (73,286)

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

6.   SUPPLEMENTARY FINANCIAL STATEMENT DATA

Supplementary Balance Sheet data at the end of each period is as follows (in thousands):

                                                         MARCH 31,        DECEMBER 31,
                                                           2000              1999
                                                        ----------        ------------
              Receivables:
               Trade.................................   $  400,143        $  404,905
               Sundry................................        4,732             3,777
                                                        ----------        ----------
                                                           404,875           408,682
               Valuation allowance...................      (43,745)          (44,344)
                                                        ----------        ----------
                                                        $  361,130        $  364,338
                                                        ==========        ==========
              Inventories:
               Finished goods........................   $  388,109        $  330,179
               Work in process.......................       50,236            30,691
               Raw materials and supplies............      101,199            99,810
                                                        ----------        ----------
                                                        $  539,544        $  460,680
                                                        ==========        ==========

Supplementary Statement of Cash Flows data is as follows (in thousands):

                                                             THREE MONTHS ENDED
                                                        -----------------------
                                                         MARCH 31,        MARCH 31,
                                                           2000             1999
                                                        ----------        ---------
     Cash paid (received) during the period for:

               Interest..............................   $   18,233        $    30,092
                                                        ==========        ===========
               Income taxes, net of refunds             $     (923)       $       184
                                                        ==========        ===========

7.   ASSET IMPAIRMENT AND OTHER CHARGES

In March 2000, the Company announced that it intends to shut down operations at its Glenwillow facility, which manufactures and distributes Mr. Coffee brand coffee makers and coffee filters. These operations will be consolidated into other existing facilities. As a result of this decision, the Company recorded a charge of $3.3 million in the first quarter, primarily related to the write-off of leasehold improvements, severance costs and contract and lease termination fees. This charge was recorded in selling, general and administrative expense ("SG&A") ($0.6 million) and Cost of Goods Sold ($2.7 million). The Glenwillow facility is expected to be closed by the end of the second quarter of 2000 and will result in the elimination of approximately 300 positions. The Company anticipates incurring additional incremental costs during the second quarter of 2000, primarily relating to relocation of certain manufacturing equipment and machinery to other Company manufacturing locations and as a result of duplicate warehousing costs as inventory levels are built in order to avoid customer supply issues during the plant shut-down.

In the first quarter of 2000, in connection with the Company's on-going strategic planning process, the decision was made to close the remaining Sunbeam retail stores. As a result of this decision, a charge of $2.5 million, primarily related to the write-off of leasehold improvements, severance and lease termination fees was recorded in the first quarter of 2000. This charge was recorded in SG&A ($2.2 million) and Cost of Goods Sold ($0.3 million). The Company expects that the majority of these stores will be closed by the end of the second quarter of 2000 and will result in the elimination of approximately 60 positions.

During the fourth quarter of 1999, the Company announced its intent to sell Eastpak. In March 2000, the Company entered into the an agreement with VF Corporation which provides for the sale of Eastpak (the "Eastpak Sale Agreement"). The final purchase price is subject to certain post closing adjustments and retention of certain liabilities. Eastpak, a wholly-owned subsidiary of Coleman, was acquired by the Company in March 1998. Net sales from Eastpak were approximately 5% of consolidated net sales in both the first quarters of 2000 and 1999. Operating income in the first quarter of 2000 and 1999 was not significant. In the fourth quarter of 1999, as a result of the Company's change in business strategy for Eastpak, an evaluation for impairment of Eastpak's long-lived assets was performed pursuant to SFAS No. 121. Based upon this analysis, the Company determined that the fair market value of Eastpak's long-lived

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

7.   ASSET IMPAIRMENT AND OTHER CHARGES - (CONTINUED)

assets including intangibles, was less than the carrying value. Accordingly, during the fourth quarter of 1999, the Company adjusted the carrying value of Eastpak's net assets to its estimated fair value (less estimated costs of sale) resulting in a non-cash impairment charge of $52 million. This charge reduced the goodwill associated with Eastpak. The fair market value of Eastpak was determined based upon the purchase price in the Eastpak Sale Agreement. This charge is reflected in SG&A in the fourth quarter of 1999 Consolidated Statements of Operations. Eastpak is included in the Company's Outdoor Leisure business group.

In the fourth quarter of 1999, in connection with the completion of the Company's 2000 strategic planning process, the decision was made to discontinue a number of products, primarily scales, humidifiers and certain camping stoves, lights and air mattresses, previously made by the Company, resulting in equipment and tooling that will no longer be utilized by the Company and inventory levels in excess of anticipated sales volume. In addition, as a result of the Company's business planning process, which was completed in the fourth quarter of 1999, the Company identified certain other assets that would no longer be required for ongoing operations. Accordingly, a charge of $8.0 million was recorded in the fourth quarter of 1999 in Cost of Goods Sold to write certain of these fixed assets down to their estimated fair market values. Substantially all of this charge related to machinery, equipment and tooling at the Company's Hattiesburg, Mississippi manufacturing facility. These assets were taken out of service at the time of the write-down and were not depreciated further after the write-down. These assets had either a nominal salvage value or no significant remaining carrying value as of December 31, 1999 and are expected to be disposed by September 30, 2000. Depreciation expense associated with these assets approximated $0.9 million for the year ended 1999. During the fourth quarter of 1999 the Company also decided to discontinue certain grill and grill accessory stock keeping units ("SKUs"). As a result of this decision, the Company reduced the economic useful life associated with the machinery, equipment and tooling used for these SKUs. Approximately $3 million of additional depreciation expense was recorded over the fourth quarter of 1999 from the time the decision was made to exit the product line until production ceased at December 31, 1999 and resulted in the affected assets being fully depreciated. Depreciation expense associated with these assets was $4.6 million for the year ended 1999. These assets are expected to be disposed of during the first half of 2000, and the Company does not expect to generate significant proceeds as a result of the disposals. Additionally, as a result of the Company's decision to discontinue certain camping stoves, lights, air mattresses, scales and humidifiers, a $3.0 million charge was recorded during the fourth quarter of 1999 to properly state this inventory at the lower-of-cost-or-market. The Company also recognized approximately $0.8 million related to certain other product lines to properly state the inventory at the lower-of-cost-or-market. These charges for excess inventories were based upon management's best estimate of net realizable value.

At March 31, 2000 and December 31, 1999, the Company had $0.9 million of restructuring accruals relating to its 1996 restructuring plan. This $0.9 million was comprised of $0.6 million relating to lease payments and termination fees and $0.3 million relating to discontinued operations. It is anticipated that the remaining restructuring accrual of $0.9 million will be paid through 2006.

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

                                                                  OUTDOOR
                                                  HOUSEHOLD       LEISURE      INTERNATIONAL    CORPORATE        TOTAL
                                                ------------    ------------   -------------   ------------   -----------
THREE MONTHS ENDED MARCH 31, 2000

    Net sales to unaffiliated customers......   $    164,806    $    228,822    $    144,088   $      1,337   $   539,053
    Intersegment net sales...................         20,990          44,471             935             --        66,396
    Segment earnings (loss)..................          6,345          13,943          12,937        (22,305)       10,920
    Segment depreciation expense.............          6,133           9,043           1,507          2,426        19,109

THREE MONTHS ENDED MARCH 31, 1999

    Net sales to unaffiliated customers...      $    164,078    $    218,733    $    139,557   $      1,578   $   523,946
    Intersegment net sales................            19,192          42,664           4,750             --        66,606
    Segment earnings (loss)...............             7,264          11,867          11,438        (22,313)        8,256
    Segment depreciation expense..........             6,545           9,259           1,297          1,482        18,583

SEGMENT ASSETS

    March 31, 2000...........................   $    655,364    $  1,851,480    $    406,359   $    326,737   $ 3,239,940
    December 31, 1999........................        707,436       1,707,559         385,200        332,154     3,132,349

Reconciliation of selected segment information to Sunbeam's consolidated totals:

                                                                                        THREE MONTHS ENDED
                                                                             --------------------------------------

                                                                             MARCH 31, 2000             MARCH 31, 1999
                                                                             --------------             --------------
Net sales:
Net sales for reportable segments.................................           $   605,449                $   590,552
Elimination of intersegment net sales.............................               (66,396)                   (66,606)
                                                                             -----------                -----------
     Consolidated net sales.......................................           $   539,053                $   523,946
                                                                             ===========                ===========

Segment loss:
Total earnings for reportable segments............................           $    10,920                $     8,256
Unallocated amounts:
     Interest expense.............................................               (52,487)                   (42,841)
     Other (expense) income, net..................................                (2,611)                       127
     Glenwillow plant closing ....................................                (3,257)                        --
     Retail store closing ........................................                (2,544)                        --
     Purchase accounting..........................................                (4,280)                        --
     Insurance recovery...........................................                10,000                         --
     Year 2000 and system initiative expenses.....................                    --                     (8,118)
     Contract termination and other...............................                    --                     (1,121)
     Amortization of intangible assets............................               (13,383)                   (13,811)
                                                                             -----------                -----------
                                                                                 (68,562)                   (65,764)
                                                                             -----------                -----------
      Consolidated loss before income taxes and minority interest.           $   (57,642)               $   (57,508)
                                                                             ===========                ===========

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

9.   COMMITMENTS AND CONTINGENCIES

LITIGATION

On April 23, 1998, two class action lawsuits were filed on behalf of purchasers of the Company's common stock in the U.S. District Court for the Southern District of Florida against the Company and some of its present and former directors and former officers alleging violations of the federal securities laws as discussed below. After that date, approximately fifteen similar class actions were filed in the same court. One of the lawsuits also named as defendant Arthur Andersen LLP ("Arthur Andersen"), the Company's independent accountants for the period covered by the lawsuit.

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

During 1998, purported class action and derivative lawsuits were filed in the Court of Chancery of the State of Delaware in New Castle County and in the U.S. District Court for the Southern District of Florida by stockholders of the Company against the Company, MacAndrews & Forbes and some of the Company's present and former directors. These complaints allege, among other things, that the defendants breached their fiduciary duties when the Company entered into a settlement agreement with the MacAndrews & Forbes subsidiary that sold the Company a controlling interest in Coleman. In such settlement agreement, the MacAndrews & Forbes subsidiary released the Company from threatened claims arising out of the Company's acquisition of its interest in Coleman, and MacAndrews & Forbes agreed to provide management support to the Company. Under the settlement agreement, the MacAndrews & Forbes subsidiary was granted a warrant expiring August 24, 2003 to purchase up to an additional 23 million shares of the Company's common stock at an exercise price of $7 per share, subject to anti-dilution provisions. The derivative actions filed in the Delaware Court of Chancery were consolidated. The plaintiffs voluntarily dismissed this action. The action filed in the U.S. District Court for the Southern District of Florida has been dismissed. In April 2000, a complaint was filed in the U.S. District Court for the Southern District of Florida against the Company, certain current and former directors, Messrs. Dunlap and Kersh and MacAndrews & Forbes alleging, among other things, that certain of the defendants breached their fiduciary duty when the Company entered into a settlement agreement with MacAndrews & Forbes, and certain of the defendants breached their fiduciary duty and wasted corporate assets by, among other things, issuing

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

9.   COMMITMENTS AND CONTINGENCIES - (CONTINUED)

materially false and misleading statements regarding the Company's financial condition. The plaintiff in this action seeks, among other things, recission of the warrants issued to MacAndrews & Forbes and an injunction preventing the issuance of warrants and damages.

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

The Company has been named as a defendant in an action filed in the District Court of Tarrant County, Texas, 48th Judicial District, on November 20, 1998. The plaintiffs in this action are purchasers of the debentures. The plaintiffs allege that the Company violated the Texas Securities Act and the Texas Business & Commercial Code and committed state common law fraud by materially misstating the financial position of the Company in connection with the offering and sale of the debentures. The complaint seeks rescission, as well as compensatory and exemplary damages in an unspecified amount. The Company specially appeared to assert an objection to the Texas court's exercise of personal jurisdiction over the Company, and a hearing on this objection took place in April 1999. Following the hearing, the court entered an order granting the Company's special appearance and dismissing the case without prejudice. The plaintiffs appealed, which appeal was denied.

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

On September 13, 1999, an action naming the Company and Arthur Andersen as defendants was filed in the Circuit Court for Montgomery County, Alabama. The plaintiffs in this action are purchasers of the Company's common stock during the period March 19, 1998 through May 6, 1998. The plaintiffs allege, among other things, that the defendants violated the Alabama Securities Laws. The plaintiffs seek compensatory and punitive damages in an unspecified amount. Arthur Andersen has filed a cross claim against the Company for contribution and indemnity. The Company has filed a motion to dismiss. In May 2000, the plaintiffs in this action filed an amended complaint, which added allegations of violations of the federal securities laws.

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

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

9.   COMMITMENTS AND CONTINGENCIES - (CONTINUED)

Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees for defending such actions. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs and other significant factors which vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. As of March 31, 2000, the Company had established accruals for litigation matters of $22.3 million (representing $9.6 million and $12.7 million for estimated damages or settlement amounts and legal fees, respectively) and $24.3 million as of December 31, 1999 (representing $9.6 million and $14.7 million for estimated damages or settlement amounts and legal fees, respectively). It is anticipated that the $22.3 million accrual at March 31, 2000 will be paid as follows: $19.5 million in 2000, $2.7 million in 2001 and $0.1 million in 2002. The Company believes, based on information available on March 31, 2000, that anticipated probable costs of litigation matters existing as of March 31, 2000 have been adequately reserved to the extent determinable.

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

In addition to ongoing environmental compliance at its operations, the Company also is actively engaged in environmental remediation activities, many of which relate to divested operations. As of March 31, 2000, the Company has been identified by the United States Environmental Protection Agency ("EPA") or a state environmental agency as a potentially responsible party ("PRP") in connection with seven sites subject to the federal Superfund Act and five sites subject to state Superfund laws comparable to the federal law (collectively the "Environmental Sites"), exclusive of sites at which the Company has been designated (or expects to be designated) as a de minimis (less than 1%) participant.

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

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

9.   COMMITMENTS AND CONTINGENCIES - (CONTINUED)

The Company has established reserves to cover the anticipated probable costs of investigation and remediation, based upon periodic reviews of all sites for which the Company has, or may have remediation responsibility. The Company accrues environmental investigation and remediation costs when it is probable that a liability has been incurred, the amount of the liability can be reasonably estimated and the Company's responsibility for the liability is established. Generally, the timing of these accruals coincides with the earlier of formal commitment to an investigation plan, completion of a feasibility study or the Company's commitment to a formal plan of action. As of March 31, 2000 and December 31, 1999, the Company's environmental reserves were $19.7 million (representing $18.0 million for the estimated costs of facility investigations, corrective measure studies, or known remedial measures, and $1.7 million for estimated legal costs) and $19.9 million (representing $18.2 million for the estimated costs of facility investigations, corrective measure studies, or known remedial measures, and $1.7 million for estimated legal costs), respectively. It is anticipated that the $19.7 million accrual at March 31, 2000 will be paid as follows: $3.1 million in 2000, $3.2 million in 2001, $2.6 million in 2002, $0.8 million in 2003, $0.6 million in 2004 and $9.4 million thereafter. The Company has accrued its best estimate of investigation and remediation costs based upon facts known to the Company at such dates and because of the inherent difficulties in estimating the ultimate amount of environmental costs, which are further described below, these estimates may materially change in the future as a result of the uncertainties described below. Estimated costs, which are based upon experience with similar sites and technical evaluations, are judgmental in nature and are recorded at undiscounted amounts without considering the impact of inflation and are adjusted periodically to reflect changes in applicable laws or regulations, changes in available technologies and receipt by the Company of new information. It is difficult to estimate the ultimate level of future environmental expenditures due to a number of uncertainties surrounding environmental liabilities. These uncertainties include the applicability of laws and regulations, changes in environmental remediation requirements, the enactment of additional regulations, uncertainties surrounding remediation procedures including the development of new technology, the identification of new sites for which the Company could be a PRP, information relating to the exact nature and extent of the contamination at each site and the extent of required cleanup efforts, the uncertainties with respect to the ultimate outcome of issues which may be actively contested and the varying costs of alternative remediation strategies. The Company continues to pursue the recovery of some environmental remediation costs from certain of its liability insurance carriers; however, such potential recoveries have not been offset against potential liabilities and have not been considered in determining the Company's environmental reserves.

Due to uncertainty over remedial measures to be adopted at some sites, the possibility of changes in environmental laws and regulations and the fact that joint and several liability with the right of contribution is possible at federal and state Superfund sites, the Company's ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of March 31, 2000.

The Company believes, based on information available as of March 31, 2000 for sites where costs are estimable, that the costs of completing environmental remediation of all sites for which the Company has a remediation responsibility have been adequately reserved and that the ultimate resolution of these matters will not have a material adverse effect upon the Company's financial condition, results of operations or cash flows.

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

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

9.   COMMITMENTS AND CONTINGENCIES - (CONTINUED)

BRK Brands, Inc. and Sunbeam (Canada Limited) are defendants in an alleged class action lawsuit in Ontario, Canada (the "Canada Action") that claims, among other things, that the defendants failed to adequately inform consumers of the varying performance characteristics of smoke detectors utilizing ionization and photoelectric technology. The alleged class action consists of all consumers in Ontario, Canada who have purchased ionization detectors manufactured or sold by the defendants or their predecessors. BRK Brands is also a defendant in two separate alleged nationwide class action lawsuits in the United States, one in the United States District Court for the Northern District of Alabama (the "Alabama Action") and the other in Circuit Court, Twentieth Judicial District, St. Clair County, Illinois (the "Illinois Action"). The plaintiffs in both the Alabama Action and the Illinois Action make substantially the same allegations as in the Canada Action. The defendants and the plaintiffs have entered into a settlement of the Alabama Action which provides for a nationwide public information campaign regarding the performance characteristics of ionization and photoelectric smoke detector technology and also provides for a rebate on the purchase of dual sensor smoke detectors. The settlement of the Alabama Action is intended to resolve all similar claims nationwide. The settlement has received preliminary approval from the U.S. District Court for the Northern District of Alabama. The defendants intend to vigorously defend the Canada Action and the Illinois Action, but cannot predict the outcome and is not currently able to evaluate the likelihood of the defendant's success or the range of potential loss, if any. However, if the defendants' were to lose one of these lawsuits, it could have a material adverse effect on the defendants' financial position, results of operations or cash flows.

The Company is party to various personal injury and property damage lawsuits relating to its products and incidental to its business. Annually, the Company sets its product liability insurance program which is an occurrence based program based on the Company's current and historical claims experience and the availability and cost of insurance. The Company's program for 2000 is comprised of a self-insurance retention of $3.5 million per occurrence, and is limited to $28.0 million in the aggregate.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes included in this quarterly report on Form 10-Q, as well as the consolidated financial statements, related footnotes and management's discussion and analysis of financial condition and results of operations in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

ACQUISITIONS

On March 30, 1998, pursuant to a merger agreement dated as of February 27, 1998, the Company, through a wholly-owned subsidiary, acquired approximately 81% of the total number of then outstanding shares of common stock of the Coleman Company, Inc. ("Coleman") from an affiliate of MacAndrews & Forbes ("M&F"), in exchange for 14,099,749 shares of the Company's common stock and approximately $160 million in cash. In addition, the Company assumed approximately $1,016 million in debt of Coleman and its parent corporations. Immediately thereafter, as a result of the exercise of Coleman employee stock options, the Company's indirect beneficial ownership of Coleman decreased to approximately 79%.

In January 2000, pursuant to a merger agreement dated as of February 27, 1998, the Company acquired the remaining publicly held Coleman shares pursuant to a merger transaction pursuant to which the remaining Coleman stockholders (other than stockholders who are seeking appraisal rights under Delaware law) received
0.5677 of a share of the Company's common stock and $6.44 in cash for each share of Coleman common stock they owned, aggregating approximately 6.7 million shares of the Company's common stock and $87 million in cash. The approximate $87 million aggregate cash payment included $4.8 million related to the cash out of remaining Coleman employee options, in accordance with the merger agreement, which occurred in December 1999. In addition, pursuant to a court approved settlement of claims by Coleman public stockholders the Company issued to such Coleman public stockholders (other than such stockholders who are seeking appraisal rights under Delaware law), warrants expiring August 24, 2003 to purchase 4.98 million shares of the Company's common stock at $7.00 per share less approximately 498,000 warrants issued to the plaintiffs' attorneys for their fees and expenses. These warrants, which generally have the same terms as the warrants previously issued to M&F's subsidiary (see Note 9 to the Condensed Consolidated Financial Statements) were issued when the consideration was paid for the Coleman merger. The total consideration given for the purchase of the remaining publicly held Coleman shares was valued at $146 million.

The acquisition of Coleman was accounted for using the purchase method of accounting, and accordingly, the financial position and results of operations of Coleman are included in the accompanying Condensed Consolidated Statements of Operations from the respective dates of acquisition. Prior to the completion of the merger on January 6, 2000, the approximate 20% of Coleman's results of operations and net equity allocable to the public shareholders was reported as minority interest.

DIVESTITURES

During the fourth quarter of 1999, the Company announced its intent to sell its Eastpak business ("Eastpak"). In March 2000, the Company entered into the Eastpak Sale Agreement with VF Corporation which provides for the sale of Eastpak. The final purchase price is subject to certain post-closing adjustments and retention of certain liabilities. Eastpak, a wholly-owned subsidiary of Coleman, was acquired by the Company in March 1998. Net sales from Eastpak were approximately 5% of consolidated net sales in both the first quarter of 2000 and 1999. Operating income in the first quarter of 2000 and 1999 was not significant. In the fourth quarter of 1999, as a result of the Company's change in business strategy for Eastpak, an evaluation for impairment of Eastpak's long-lived assets was performed pursuant to SFAS No. 121. Based upon this analysis, the Company determined that the fair market value of Eastpak's long-lived assets, including intangibles, was less than the carrying value. Accordingly, during the fourth quarter of 1999, the Company adjusted the carrying value of Eastpak's net assets to its estimated fair value (less estimated costs of sale) resulting in a non-cash impairment charge of $52 million. This charge reduced the goodwill associated with Eastpak. The fair market value of Eastpak was determined based upon the purchase price in the Eastpak Sale Agreement. This charge is reflected in SG&A in the fourth quarter of 1999 Consolidated Statements of Operations. Eastpak is included in the Company's Outdoor Leisure business group.

SIGNIFICANT AND UNUSUAL CHARGES

Consolidated operating results for 2000 and 1999 were impacted by a number of significant and unusual charges. Operating loss, adjusted for these items, is summarized in the following table and succeeding narrative.

                                                MARCH 31,    MARCH 31,
                                                  2000         1999
                                                --------     --------
(Amounts in millions)
Net sales--As reported ....................     $  539.1     $  523.9

Gross margin--As reported .................        133.3        126.5
Non-recurring items:
  Glenwillow plant closure ................          2.7         --
  Retail store closings ...................          0.3         --
  Purchase accounting .....................          4.3         --
                                                --------     --------
    Adjusted gross margin .................        140.6        126.5
      ADJUSTED GROSS MARGIN PERCENTAGE ....         26.1%        24.1%

Selling, general and administrative
  expense ("SG&A")--As reported ...........        135.8        141.2
Non-recurring items:
  Glenwillow plant closure ................         (0.6)        --
  Retail store closings ...................         (2.2)        --
  Insurance recovery ......................         10.0         --
  Year 2000 and system initiatives expenses         --           (8.1)
  Contract termination and other ..........         --           (1.1)
                                                --------     --------
    Adjusted SG&A expense .................        143.0        132.0
                                                --------     --------
Adjusted operating loss ...................     $   (2.4)    $   (5.5)
                                                ========     ========


GLENWILLOW PLANT CLOSURE

In March 2000, the Company announced that it intends to shut down operations at its Glenwillow facility, which manufactures and distributes Mr. Coffee brand coffee makers and coffee filters. These operations will be consolidated into other existing facilities. As a result of this decision, the Company recorded a charge of $3.3 million in the first quarter, primarily related to the write-off of leasehold improvements, severance costs and contract and lease termination fees. This charge was recorded in SG&A ($0.6 million) and Cost of Goods Sold ($2.7 million). The Glenwillow facility is expected to be closed by the end of the second quarter of 2000 and will result in the elimination of approximately 300 positions. The Company anticipates incurring additional incremental costs during the second quarter of 2000, primarily related to relocation of certain manufacturing equipment and machinery to other Company manufacturing locations and as a result of duplicate warehousing costs as inventory levels are built in order to avoid customer supply issues during the plant shut-down.

RETAIL STORE CLOSINGS

In the first quarter of 2000, in connection with the Company's on-going strategic planning process, the decision was made to close the remaining Sunbeam retail stores. As a result of this decision, a charge of $2.5 million, primarily related to the write-off of leasehold improvements, severance and lease termination fees was recorded in the first quarter of 2000. This charge was recorded in SG&A ($2.2 million) and Cost of Goods Sold ($0.3 million). The Company expects that the majority of these stores will be closed by the end of the second quarter of 2000 and will result in the elimination of approximately 60 positions.

PURCHASE ACCOUNTING

The Company recorded the Coleman acquisition using the purchase method of accounting. In accordance with this accounting method, inventory pertaining to the acquisition of the remaining approximately 20% interest in Coleman was recorded at fair value. The fair value of the inventory exceeded the book value reflected on the balance sheet of the acquired company as of the acquisition date. The excess of the fair value of inventory over its pre-acquisition book value was recorded in cost of sales as the inventory was sold. The non-recurring impact of this purchase accounting adjustment was $4.3 million in the first quarter of 2000.

INSURANCE RECOVERY

In the first quarter of 2000, the Company settled one of its claims related to its directors' and officers' liability insurance policies pursuant to which, among other things, the insurer reimbursed the Company for $10 million of defense costs, which was the limit of the policy at issue. This reimbursement is included in SG&A in the first quarter of 2000.

YEAR 2000 AND SYSTEMS INITIATIVES EXPENSES

See "Year 2000 Disclosure" within this Item II - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

CONTRACT TERMINATION AND OTHER

In the first quarter of 1999, the Company recorded a charge of $0.8 million relating to the renegotiations of a contract with one of the Company's licensees. In addition, approximately $0.3 million was recorded during the first quarter of 1999 as a result of management's strategic decision to close a warehouse in Mexico.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Consolidated net sales for the three months ended March 31, 2000 and 1999 were $539.1 million and $523.9 million respectively, an increase of $15.2 million or approximately 3%. This increase was driven by the Outdoor Leisure group, where net sales increased approximately $10 million to $228.8 million in the first quarter of 2000 as compared to the same period in 1999. The increase in Outdoor Leisure net sales was primarily driven by strong retail replenishment demand of outdoor recreation products and by sales of Outdoor Cooking products. The increase in net sales of Outdoor Cooking products is largely attributable to the introduction of Coleman(R) branded gas grills and grill accessories. These increases are partially offset by a decrease in revenue from Powermate(R) generators as a result of a combination of factors that impacted the entire portable generator category, including weather conditions and the effect of Year 2000 related sales in the second half of 1999 period. Sales of Powermate generators are expected to continue to be adversely effected during the second and third quarters of this year while trade inventories rebalance from the effect of Year 2000 related sales in the second half of 1999. International net sales increased $4.5 million to $144.1 million in the first quarter of 2000 as compared to the same period in 1999. The increase in International net sales in the first quarter of 2000 is primarily attributable to increases in net sales in Japan resulting from increased sales of outdoor recreation products and improved economic conditions in this region. Increased net sales in Latin America driven by sales of appliances, partially offset by decreases in net sales in Canada as a result of lower levels of sales of Powermate generators, account for the remainder of the International sales increase. Household net sales increased approximately $1 million to $164.8 million in 2000, due to an increase in net sales of appliances and personal care products largely offset by slight decreases in sales of postal scales and decreases of First Alert product sales.

Gross margin for the first quarter in 2000 was $133.3 million or $6.8 million higher than the comparable period in 1999. Excluding the effects of significant and unusual items, as summarized above under "Significant and unusual charges", gross margin was $140.6 million in the first quarter of 2000 or $14.1 million higher than the comparable period in 1999. As a percentage of net sales, gross margin improved to approximately 26% in the first quarter of 2000 as compared to the first quarter 1999 gross margin of approximately 24%. The $14.1 million improvement in gross margin, as adjusted for unusual charges, is reflective of numerous improvements over the same period in the prior year, including additional utilization of the Company's factories in 2000 and decreases in customer returns and allowances, which are deductions from gross sales to arrive at net sales. These improvements account for approximately $11 million of the increase in gross margin in the first quarter of 2000 as compared to the same period in 1999. The balance of the increase in gross margin was driven by the increase in net sales in the first quarter of 2000, as compared to the first quarter of 1999.

SG&A expense in the first quarter of 2000 was $135.8 million, representing a 4% decrease over the same period in the prior year. Excluding the effects of significant and unusual items, as summarized above under "Significant and Unusual Charges", SG&A expense for 2000 was approximately $11 million, or 8% higher than the same period in 1999. This increase is largely attributable to increased spending related to research and development ("R&D") costs and advertising and marketing, which increased $3.0 million and $4.5 million, respectively, in the first quarter of 2000 as compared to the same period in the prior year. The higher levels of R&D costs relate to new product development, including "Smart Products", which the Company plans to offer through its Thalia subsidiary in 2001. The increases in advertising and marketing relate to new product introductions, including "Smart Products", Coleman branded grills and grill accessories and outdoor recreation products. The remaining increase is primarily due to increased levels of SG&A in the Outdoor Leisure and International groups driven by increased net sales.

Consolidated operating results for the first quarters of 2000 and 1999, were losses of $59.4 million and $60.7 million, respectively. Operating results, as adjusted, were losses of $2.4 million and $5.5 million in the first quarter of 2000 and 1999, respectively. The adjusted results reflect the factors discussed above.

Interest expense, net in the first quarter of 2000 was $52.5 million as compared to $42.8 million in the same period in the prior year. Approximately half of this increase is attributable to higher levels of borrowings and increased interest rates in the first quarter of 2000 as compared to the same period in the prior year. The balance of the increase was driven by the amortization of the loan amendment fee (approximately $4 million) the Company is obligated to pay under the terms of the Credit Facility. See Note 3 to the Condensed Consolidated Financial Statements.

Other expense, net of $2.6 million for the first quarter of 2000 primarily relates to losses due to foreign exchange rates, primarily from Europe. Other income, net in the first quarter of 1999 relates to favorable foreign exchange rates.

The minority interest reported for the first quarter of 1999 primarily relates to the minority interest held in Coleman by public shareholders.

Tax expense recorded in the first quarter of 2000 totaled $1.7 million, of which $0.8 million related to Eastpak and the remainder related primarily to taxes on foreign income. Income taxes in the first quarter of 1999 reflect tax expense on earnings of foreign operations. No net tax benefit was recorded due to the Company's U.S. losses in either year as it is management's assessment that the Company cannot demonstrate that it is more likely than not that deferred tax assets resulting from these losses would be realized through future taxable income.

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

LIQUIDITY AND CAPITAL RESOURCES

DEBT INSTRUMENTS

In order to finance the 1998 acquisitions of Coleman, First Alert, Inc. ("First Alert") and Signature Brands USA, Inc. ("Signature Brands") and to refinance substantially all of the indebtedness of the Company and the three acquired companies, the Company consummated an offering in March 1998 of zero coupon debentures due 2018, having a yield to maturity of 5% (approximately $2,014 million principle amount at maturity), which resulted in approximately $730 million of net proceeds and borrowed about $1,325 million under its Credit Facility.

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

Concurrent with the 1998 acquisitions, the Company replaced its $250 million syndicated unsecured five-year revolving credit facility with the Credit Facility. The Credit Facility provided for aggregate borrowings of up to $1.7 billion and in addition to other customary covenants, required the Company to maintain specified consolidated leverage, interest coverage and fixed charge coverage ratios as of the end of each fiscal quarter occurring after March 31, 1998 and on or prior to the latest stated maturity date for any of the borrowings under the Credit Facility.

As a result of, among other things, its operating losses incurred during the first half of 1998, the Company did not achieve the specified financial ratios for June 30, 1998 and it appeared unlikely that the Company would achieve the specified financial ratios for September 30, 1998. Consequently, the Company and its lenders entered into an agreement dated as of June 30, 1998 that waived through December 31, 1998 all defaults arising from the failure of the Company to satisfy the specified financial ratios for June 30, 1998 and September 30, 1998. Pursuant to an agreement with the Company dated as of October 19, 1998, the Company's lenders extended all of the waivers through April 10, 1999 and also waived through such date all defaults arising from any failure by the Company to satisfy the specified financial ratios for December 31, 1998. In April 1999, such waivers were extended through April 10, 2000 and on April 10, 2000 such waivers were extended through April 14, 2000.

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

The Credit Facility provides for aggregate borrowings of up to $1.7 billion pursuant to: (i) a revolving credit facility in an aggregate principal amount of up to $400 million maturing March 30, 2005 ($52.5 million of which was used to complete the Coleman merger which occurred on January 6, 2000); (ii) up to $800.0 million in term loans maturing on March 30, 2005 (of which $35.0 million was used to complete the Coleman merger which occurred on January 6, 2000) and
(iii) a $500.0 million term loan maturing September 30, 2006 (of which $5.0 million has been repaid). As of March 31, 2000, of the $1.7 billion, $1.572 billion was outstanding and approximately $48 million was available for borrowing. The remaining $80.2 million of the $1.7 billion Credit Facility was committed for outstanding letters of credit.

Pursuant to the Credit Facility, interest accrues, at the Company's option: (i) at the London Interbank Offered Rate ("LIBOR"), or (ii) at the base rate of the administrative agent which is generally the higher of the prime commercial lending rate of the administrative agent or the Federal Funds Rate plus 0.50%, in each case plus an interest margin which was 3.00% for LIBOR borrowings and 1.75% for base rate borrowings at March 31, 2000. The applicable interest margins are subject to further downward adjustment upon the reduction of the aggregate borrowings under the Credit Facility. Borrowings under the Credit Facility are secured by a pledge of the stock of the Company's material subsidiaries and by a security interest in substantially all of the assets of the Company and its material domestic subsidiaries. In addition, borrowings under the Credit Facility are guaranteed by a number of the Company's wholly-owned material domestic subsidiaries and these subsidiary guarantees are secured by substantially all of the material domestic subsidiaries' assets. To the extent extensions of credit are made to any subsidiaries of the Company, the obligations of such subsidiaries are guaranteed by the Company.

Under terms of the April 14, 2000 amendment to the Credit Facility, the Company is obligated to pay the bank lenders an amendment fee for the April 14, 2000 amendment of 0.50% of the commitments under the Credit Facility as of April 14, 2000, totaling $8.5 million. This fee is payable on the earlier of June 30, 2000 or the closing of the Eastpak sale.

On November 30, 2000, the Company also must pay an amendment fee previously agreed to for the April 15, 1999 amendment equal to 0.50% of the commitments under the Credit Facility as of April 15, 1999, totaling $8.5 million. An additional amendment fee relating to the April 15, 1999 amendment equal to $8.5 million will be payable to the bank lenders if the aggregate loan and commitment exposure under the Credit Facility is equal to or more than $1.2 billion on November 30, 2000, with such fee being payable on June 30, 2001. The $17 million amendment fee associated with the April 15, 1999 amendment was amortized to interest expense using the straight-line method over the one-year term of the amendment. The $8.5 million amendment fee associated with the April 14, 2000 amendment will be amortized to interest expense using the straight-line method over the one year term of that amendment.

In addition to the above described ratios and tests, the Credit Facility contains covenants customary for credit facilities of a similar nature, including limitations on the ability of the Company and its subsidiaries, including Coleman, to, among other things, (i) declare dividends or repurchase stock, (ii) prepay, redeem or repurchase debt, incur liens and engage in sale-leaseback transactions, (iii) make loans and investments, (iv) incur additional debt, (v) amend or otherwise alter material agreements or enter into restrictive agreements, (vi) make capital expenditures, (vii) fail to maintain its trade receivable securitization programs, (viii) engage in mergers, acquisitions and asset sales, (ix) engage in certain transactions with affiliates, (x) settle certain litigation, (xi) alter its cash management system and (xii) alter the businesses they conduct. The Credit Facility provides for events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenant, cross-defaults, bankruptcy, material adverse change arising from compliance with ERISA, material adverse judgments, entering into guarantees and change of ownership and control. Furthermore, the Credit Facility requires the Company to prepay loans under the Credit Facility on December 31, 2000 to the extent that the cash on hand in the Company's concentration accounts plus the aggregate amount of unused revolving loan commitments on that date exceed $185.0 million.

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

CASH FLOWS

As of March 31, 2000, the Company had cash and cash equivalents of $23.1 million and total debt of $2.4 billion. Cash used in operating activities during the first three months of 2000 was $58.6 million, consistent with the $57.5 million used in the first three months of 1999. During the first quarter of 2000, inventory levels increased approximately $75 million, largely due to the seasonal inventory build in the Company's Outdoor Leisure group. Accounts receivable decreased approximately $3 million from December 31, 1999 and approximately $36 million from the same period in the prior year, as a result of the impact of the accounts receivable securitization program and as a result of the Company's management of receivables. (See Note 4 to the Condensed Consolidated Financial Statements.) Accounts payable increased during the first quarter of 2000 by approximately $32 million as a result of the aforementioned inventory build.

Cash used in investing activities in the first quarter of 2000 reflects $83.4 million for the purchase of the remaining approximate 20% interest in Coleman. Capital spending for the first quarter of 2000 totaled $16.1 million, primarily for equipment and tooling for new products and the expansion of the Company's Neosho, Missouri warehouse. Investing activities for the 2000 period also includes approximately $6 million from the sale of assets, including the sale of the former Coleman headquarters building ($5 million). Capital spending in the comparable 1999 period was $17.1 million and was primarily for information systems and equipment and tooling for new products. The Company anticipates 2000 capital spending to be less than 5% of net sales. Capital expenditures in the current year are expected to primarily relate to manufacturing equipment replacement, new product introductions and capacity additions, including the Neosho warehouse expansion.

Cash provided by financing activities totaled $134.8 million in the first three months of 2000 and reflected net borrowings under the Company's Credit Facility. Approximately $83 million of the borrowings under the Credit Facility resulted from the Company's purchase of the remaining 20% interest in Coleman and the balance was used to fund the Company's working capital requirements. Cash provided by financing activities totaled $58.7 million in the first quarter of 1999 and reflects net borrowings under the Company's Credit Facility. See Note 3 to the Condensed Consolidated Financial Statements.

At March 31, 2000, standby and commercial letters of credit aggregated $80.2 million and were predominately for insurance policies, workers' compensation, and international trade activities. In addition, as of March 31, 2000, surety bonds with a contract value of $78.4 million were outstanding largely for the Company's pension plans and as a result of environmental issues and litigation judgments that are currently under appeal.

In January 2000, pursuant to a merger agreement dated as of February 27, 1998, the Company acquired the remaining publicly held Coleman shares pursuant to a merger transaction pursuant to which the remaining Coleman stockholders (other than stockholders who are seeking appraisal rights under Delaware law) received
0.5677 of a share of the Company's common stock and $6.44 in cash for each share of Coleman common stock they owned, aggregating approximately 6.7 million shares of the Company's common stock and $87 million in cash. The approximate $87 million aggregate cash payment included $4.8 million related to the cash out of remaining Coleman employee options, in accordance with the merger agreement, which occurred in December 1999. In addition, pursuant to a court approved settlement of claims by Coleman public stockholders the Company issued to such stockholders (other than such stockholders who are seeking appraisal rights under Delaware law), warrants expiring August 24, 2003 to purchase 4.98 million shares of the Company's common stock at $7.00 per share less approximately 498,000 warrants issued to the plaintiffs' attorneys for their fees and expenses. These warrants, which generally have the same terms as the warrants previously issued to M&F's subsidiary were issued when the consideration was paid for the Coleman merger. The total consideration given for the purchase of the remaining publicly held Coleman shares was valued at $146 million.

The Company believes its borrowing capacity under the Credit Facility, foreign working capital lines, cash flow from the operations of the Company, existing cash and cash equivalent balances, proceeds from its receivable securitization programs, the sale of Eastpak and sales of non-core assets will be sufficient to support planned working capital needs, planned capital expenditures and scheduled debt service to April 10, 2001. Although management believes they will be successful in accomplishing the above, there can be no assurance that the aforementioned sources of funds will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company is unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, restructuring indebtedness, selling other assets or operations or issuing additional shares of capital stock in the Company, and some of such actions would require the consent of the lenders. There can be no assurance that any of such actions could be effected, or if so, on terms favorable to the Company that such actions would enable the Company to continue to satisfy its cash requirements or that such actions would be permitted under the terms of the Credit Facility. In anticipation of the expiration of the current waiver on April 10, 2001, the Company intends to negotiate with its lenders regarding a further amendment to the Credit Facility, further waiver of the covenants and other terms, or refinancing of the Credit Facility. Any decisions with respect to such amendment, waiver, or refinancing will be made based on a review from time to time of the advisability of particular transactions. There can be no assurance that an amendment, further waiver of existing covenants and other terms, or refinancing will be entered into by April 10, 2001. The failure to obtain such an amendment, further waiver or debt refinancing would likely result in violation of existing covenants and compliance with other terms, which would permit the bank lenders to accelerate the maturity of all outstanding borrowings under the Credit Facility, which would likely have a material adverse effect on the Company.

By letter dated June 17, 1998, the staff of the Division of Enforcement of the Securities and Exchange Commission ("SEC") advised the Company that it was conducting an informal inquiry into the Company 's accounting policies and procedures and requested that the Company produce documents. On July 2, 1998, the SEC issued a Formal Order of Private Investigation, designating officers to take testimony and pursuant to which a subpoena was served on the Company requiring the production of documents. On November 4, 1998, the Company received another SEC subpoena requiring the production of additional documents. The Company has provided numerous documents to the SEC staff and continues to cooperate with the SEC staff. The Company has, however, declined to provide the SEC with material that the Company believes is subject to the attorney-client privilege and the work product immunity. The SEC has not commenced any civil or administrative proceedings as a result of its investigations and the Company cannot predict at this time whether the SEC will seek to impose any monetary or other penalties against the Company. Under these circumstances, the Company cannot estimate the duration of such investigation or its outcome.

The Company is involved in significant litigation, including class and derivative actions, relating to events which led to the restatement of its consolidated financial statements, the issuance of the M&F warrant, the sale of the debentures and the employment agreements of Messrs. Dunlap and Kersh. The Company intends to vigorously defend each of the actions, but cannot predict the outcome and is not currently able to evaluate the likelihood of the Company's success in each case or the range of potential loss. However, if the Company were to lose these suits, the resulting judgments would likely have a material adverse effect on the Company's financial position, results of operations or cash flows. Additionally, the Company's insurance carriers, on the one hand, and the Company on the other, have filed various suits against each other requesting a declaratory judgment on the validity of the directors' and officers' liability insurance policies or have advised the Company of their intent to deny coverage under such policies. The Company is defending these claims and pursuing recovery from its insurers. See Part 2- Other Information. The Company's failure to obtain such insurance recoveries following an adverse judgment against the Company on any of the foregoing actions could have a material adverse effect on the Company's financial position, results of operations or cash flows.

Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees for defending such actions. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiff, and other significant factors which vary by case. When it is not possible to estimate a specific expected amount of cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. As of March 31, 2000 the Company had established accruals for litigation matters of $22.3 million (representing $9.6 million and $12.7 million for estimated damages or settlement amounts and legal fees, respectively) and $24.3 million as of December 31, 1999 (representing $9.6 million and $14.7 million for estimated damages or settlements and legal fees, respectively.) It is anticipated that the $22.3 million accrual will be paid as follows: $19.5 million in 2000, $2.7 million in 2001 and $0.1 million in 2002. The Company believes, based on information available to the Company on March 31, 2000, that anticipated probable costs of litigation matters existing as of March 31, 2000 have been adequately reserved, to the extent determinable.

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

See Note 9 to the Condensed Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

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

THE COSTS TO ADDRESS SUNBEAM'S YEAR 2000 ISSUES

Through March 31, 2000, including costs incurred in 1999 and 1998, the Company had expended approximately $67 million to address Year 2000 issues of which approximately 50% was recorded as capital expenditures and the remainder as SG&A expense. The Company does not expect to incur material additional costs related to Year 2000.

The $67 million expenditure includes the following categories:

o    uniform international business and accounting system           $47 million

o    localized business system software upgrades and remediation     $9 million

o    Year 2000 readiness assessment and tracking                     $6 million

o    upgrade of personal computers and related software              $5 million

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

CAUTIONARY STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (the "Act") and in releases made by the SEC. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the word "estimate," "project," "intend," "expect," "believe," "may," "well," "should," "seeks," "plans," "scheduled to," "anticipates," or "intends," or the negative of these terms or other variations of these terms or comparable language, or by discussions of strategy or intentions, when used in connection with the Company, including its management. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. These cautionary statements are being made pursuant to the Act, with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements with respect to the Company include, but are not limited to, risks associated with:

o        high leverage;

o the Company's ability to continue to have access to its revolving credit facility including the Company's ability to (I) comply with the terms of its Credit Facility, including financial covenants, (ii) enter into an amendment to its credit agreement containing financial covenants which it and its bank lenders find mutually acceptable, or
         (III) continue to obtain waivers from its bank lenders with respect to its compliance with the existing covenants contained in the Credit Facility;

o the prices at which the Company is able to sell receivables under its trade accounts receivables securitization programs and/or the Company's ability to continue to sell receivables under either of such programs;

o the Company's ability to refinance its indebtedness, including the Credit Facility and/or the Debentures, at acceptable rates with acceptable other terms;

o the Company's ability to consummate the sale of Eastpak pursuant to the Eastpak Sale Agreement;

o the Company's ability to consummate the planned sale of certain non-core assets and if consummated, the terms of such sales;

o the Company's ability to continue to have access to foreign working capital lines;

o the Company's ability to fully integrate the recently acquired Coleman, Signature Brands and First Alert companies and expenses associated with such integration;

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

o        product quality, including excess warranty costs;

o product liability expenses consisting of insurance, litigation fees and damages and/or settlement costs, as well as other costs including Sunbeam's First Alert subsidiary and costs including legal fees and penalties (if any) and lost business and/or goodwill of product recalls;

o weather conditions which can have an unfavorable impact upon sales of certain of the Company's products;

o the numerous lawsuits against the Company and the SEC investigation into the Company's accounting practices and policies, and uncertainty regarding the Company's available coverage under its directors' and officers' liability insurance;

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

PART II.   OTHER INFORMATION

ITEM 1.    LITIGATION

On April 23, 1998, two class action lawsuits were filed on behalf of purchasers of the Company's common stock in the U.S. District Court for the Southern District of Florida against the Company and some of its present and former directors and former officers alleging violations of the federal securities laws as discussed below. After that date, approximately fifteen similar class actions were filed in the same court. One of the lawsuits also named as defendant Arthur Andersen LLP ("Arthur Andersen"), the Company's independent accountants for the period covered by the lawsuit.

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

During 1998, purported class action and derivative lawsuits were filed in the Court of Chancery of the State of Delaware in New Castle County and in the U.S. District Court for the Southern District of Florida by stockholders of the Company against the Company, MacAndrews & Forbes and some of the Company's present and former directors. These complaints allege, among other things, that the defendants breached their fiduciary duties when the Company entered into a settlement agreement with the MacAndrews & Forbes subsidiary that sold the Company a controlling interest in Coleman. In such settlement agreement, the MacAndrews & Forbes subsidiary released the Company from threatened claims arising out of the Company's acquisition of its interest in Coleman, and MacAndrews & Forbes agreed to provide management support to the Company. Under the settlement agreement, the MacAndrews & Forbes subsidiary was granted a warrant expiring August 24, 2003 to purchase up to an additional 23 million shares of the Company's common stock at an exercise price of $7 per share, subject to anti-dilution provisions. The derivative actions filed in the Delaware Court of Chancery were consolidated. The plaintiffs voluntarily dismissed this action. The action filed in the U.S. District Court for the Southern District of Florida has been dismissed. In April 2000, a complaint was filed in the U.S. District Court for the Southern District of Florida against the Company, certain current and former directors, Messrs. Dunlap and Kersh and MacAndrews & Forbes alleging, among other things, that certain of the defendants breached their fiduciary duty when the Company entered into a settlement agreement with MacAndrews & Forbes, and certain of the defendants breached their fiduciary duty and wasted corporate assets by, among other things, issuing materially false and misleading statements regarding the Company's financial condition. The plaintiff in this action seeks, among other things, recission of the warrants issued to MacAndrews & Forbes and an injunction preventing the issuance of warrants and damages.

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

The Company has been named as a defendant in an action filed in the District Court of Tarrant County, Texas, 48th Judicial District, on November 20, 1998. The plaintiffs in this action are purchasers of the debentures. The plaintiffs allege that the Company violated the Texas Securities Act and the Texas Business & Commercial Code and committed state common law fraud by materially misstating the financial position of the Company in connection with the offering and sale of the debentures. The complaint seeks rescission, as well as compensatory and exemplary damages in an unspecified amount. The Company specially appeared to assert an objection to the Texas court's exercise of personal jurisdiction over the Company, and a hearing on this objection took place in April 1999. Following the hearing, the court entered an order granting the Company's special appearance and dismissing the case without prejudice. The plaintiffs appealed, which appeal was denied.

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

On September 13, 1999, an action naming the Company and Arthur Andersen as defendants was filed in the Circuit Court for Montgomery County, Alabama. The plaintiffs in this action are purchasers of the Company's common stock during the period March 19, 1998 through May 6, 1998. The plaintiffs allege, among other things, that the defendants violated the Alabama Securities Laws. The plaintiffs seek compensatory and punitive damages in an unspecified amount. Arthur Andersen has filed a cross claim against the Company for contribution and indemnity. The Company has filed a motion to dismiss. In May 2000, the plaintiffs in this action filed an amended complaint, which added allegations of violations of the federal securities laws.

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

Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees for defending such actions. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs and other significant factors which vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. As of March 31, 2000, the Company had established accruals for litigation matters of $22.3 million (representing $9.6 million and 12.7 million for estimated damages or settlement amounts and legal fees, respectively) and $24.3 million as of December 31, 1999 (representing $9.6 million and $14.7 million for estimated damages or settlement amounts and legal fees, respectively). It is anticipated that the $22.3 million accrual at March 31, 2000 will be paid as follows: $19.5 million in 2000, $2.7 million in 2001 and $0.1 million in 2002. The Company believes, based on information available on March 31, 2000, that anticipated probable costs of litigation matters existing as of March 31, 2000 have been adequately reserved to the extent determinable.

         PRODUCT LIABILITY

BRK Brands, Inc. and Sunbeam (Canada Limited) are defendants in an alleged class action lawsuit in Ontario, Canada (the "Canada Action") that claims, among other things, that the defendants failed to adequately inform consumers of the varying performance characteristics of smoke detectors utilizing ionization and photoelectric technology. The alleged class action consists of all consumers in Ontario, Canada who have purchased ionization detectors manufactured or sold by the defendants or their predecessors. BRK Brands is also a defendant in two separate alleged nationwide class action lawsuits in the United States, one in the United States District Court for the Northern District of Alabama (the "Alabama Action") and the other in Circuit Court, Twentieth Judicial District, St. Clair County, Illinois (the "Illinois Action"). The plaintiffs in both the Alabama Action and the Illinois Action make substantially the same allegations as in the Canada Action. The defendants and the plaintiffs have entered into a settlement of the Alabama Action which provides for a nationwide public information campaign regarding the performance characteristics of ionization and photoelectric smoke detector technology and also provides for a rebate on the purchase of dual sensor smoke detectors. The settlement of the Alabama Action is intended to resolve all similar claims nationwide. The settlement has received preliminary approval from the U.S. District Court for the Northern District of Alabama. The defendants intend to vigorously defend the Canada Action and the Illinois Action, but cannot predict the outcome and is not currently able to evaluate the likelihood of the defendant's success or the range of potential loss, if any. However, if the defendants were to lose one of these lawsuits, it could have a material adverse effect on the defendants' financial position, results of operations or cash flows.

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         EXHIBIT NO.                                       DESCRIPTION
         -----------                                       -----------
             10.1 Tenth Amendment to Credit Agreement, dated as of April 14, 2000 among Sunbeam Corporation ("Sunbeam"), the Subsidiary Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., Bank of America National Trust and Savings Association and First Union National Bank.

             10.2 Employment agreement dated as of January 3, 2000 between Sunbeam and Jerry W. Levin.

             10.3 Employment agreement dated as of January 3, 2000 between Sunbeam and Paul E. Shapiro.

             10.4 Employment agreement dated as of January 3, 2000 between Sunbeam and Bobby G. Jenkins.

             27 Financial Data Schedule submitted electronically to the Securities and Exchange Commission for information only and not filed.

(b)      Report on Form 8-K

         No reports on Form 8-K were filed through March 31, 2000.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SUNBEAM CORPORATION




                                      By:  /s/ BOBBY G. JENKINS
                                      Bobby G. Jenkins
                                      Executive Vice President, and
                                      Chief Financial Officer
                                      (Principal Financial Officer)

                                      Dated: May 12, 2000

                                 EXHIBIT INDEX

         EXHIBIT NO.                                       DESCRIPTION
         -----------                                       -----------
             10.1 Tenth Amendment to Credit Agreement, dated as of April 14, 2000 among Sunbeam Corporation ("Sunbeam"), the Subsidiary Borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., Bank of America National Trust and Savings Association and First Union National Bank.

             10.2 Employment agreement dated as of January 3, 2000 between Sunbeam and Jerry W. Levin.

             10.3 Employment agreement dated as of January 3, 2000 between Sunbeam and Paul E. Shapiro.

             10.4 Employment agreement dated as of January 3, 2000 between Sunbeam and Bobby G. Jenkins.

             27 Financial Data Schedule submitted electronically to the Securities and Exchange Commission for information only and not filed.