Form 10-K/A
period 1999-12-31
SUNBEAM CORP/FL/
filed 2000-06-26
CIK 3662

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. /x/

The aggregate market value of all classes of the registrant's voting stock held by non-affiliates as of June 20, 2000 was approximately $232,380,047.

On June 20, 2000, there were 107,561,151 shares of the registrant's Common Stock outstanding.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                                  ANNUAL REPORT
                                 ON FORM 10-K/A

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART III

ITEM 10. Directors and Officers of the Registrant..........................   3
ITEM 11. Executive Compensation............................................   4
ITEM 12. Security Ownership of Certain Beneficial Owners and Management....  14
ITEM 13. Certain Relationships and Related Transactions....................  16

Item 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

The names of the nominees, their principal occupations and the year in which each current Director of the Company initially joined the Board of Directors are set forth below.

JERRY W. LEVIN, age 56, was appointed Chief Executive Officer, President and a Director of Sunbeam in June 1998 and was elected as Chairman of the Board of Directors in March 1999. Mr. Levin has served as Chairman of the Board and Chief Executive Officer of The Coleman Company, Inc. ("Coleman") since August 1998 and as Chief Executive Officer of Coleman from June 1998 to August 1998. Mr. Levin previously held the position of Chairman and Chief Executive Officer of Coleman from February 1997 until its acquisition by Sunbeam in March 1998. Mr. Levin was also the Chairman of Coleman from 1989 to 1991. Mr. Levin was Chairman of the Board of Revlon, Inc. ("Revlon") from November 1995 until June 1998, Chief Executive Officer of Revlon from 1992 until January 1997, and President of Revlon from 1991 to 1995. Mr. Levin has been Executive Vice President of MacAndrews & Forbes Holdings, Inc. ("MacAndrews & Forbes") since March 1989. For 15 years prior to joining MacAndrews & Forbes, Mr. Levin held various senior executive positions with The Pillsbury Company. Mr. Levin is also a member of the Boards of Directors of Revlon, Ecolab, Inc., and U.S. Bancorp, Inc. For a description of certain arrangements entered into by Sunbeam and MacAndrews & Forbes relating to the services of Mr. Levin as an officer of Sunbeam, see "Certain Relationships and Related Transactions-Services Provided by MacAndrews & Forbes." See "Security Ownership of Certain Beneficial Owners".

PHILIP E. BEEKMAN, age 68, has been a Director of Sunbeam since June 1999. Mr. Beekman is President of Owl Hollow Enterprises Inc., a position he has held since July 1994. From December 1986 to July 1994, he was Chairman and Chief Executive Officer of Hook SUPERX, a retail drug store chain. Mr. Beekman also is a member of the Boards of Directors of General Chemical Group, Inc., Linens 'N Things, Inc., The Kendle Company and Procure Net Inc.

CHARLES M. ELSON, age 40, has been a Director of Sunbeam since his appointment to the Board of Directors in September 1996. Mr. Elson was a Director of Coleman from March 30, 1998 until June 24, 1998. Mr. Elson has been a Professor of Law at Stetson University College of Law since 1990 and serves as Of Counsel to the law firm of Holland & Knight since May 1995. Mr. Elson has been appointed Edgar
S. Woolard, Jr. Professor of Corporate Governance and Director, Center for Corporate Governance at University of Delaware, beginning September 2000. He was a Visiting Professor at the University of Maryland School of Law from August 1998 to December 1998, and at the Cornell Law School from January 1996 to June 1996. Mr. Elson is also a Member of the American Law Institute and the Advisory Council and Commissions on Director Compensation, Director Professionalism, CEO Succession and Audit Committees of the National Association of Corporate Directors. He is Trustee of Talledega College, a Director of the Investor Responsibility Research Center and a Salvatori Fellow of the Heritage Foundation. Mr. Elson is also a director of Nuevo Energy Company.

HOWARD GITTIS, age 66, was appointed to the Board of Directors of Sunbeam in June 1998. Mr. Gittis has been a Director, Vice Chairman and Chief Administrative Officer of MacAndrews & Forbes and certain of its affiliates since 1985. Mr. Gittis also is a member of the Board of Directors of Golden State Bancorp Inc., Golden State Holdings Inc., Jones Apparel Group, Inc., Loral Space & Communications Ltd., M & F Worldwide Corp., Panavision Inc., Revlon Consumer Products Corporation, Revlon, Inc., REV Holdings Inc. and Rutherford-Moran Oil Corporation.

JOHN H. KLEIN, age 54, was appointed to the Board of Directors in February 1999. Mr. Klein is Chairman and Chief Executive Officer of Bi-Logix, Inc. and Strategic Business and Technology Solutions LLC, and is Chairman of CyBear, positions he has held since mid-1998. From April 1996 to May 1998, he was Chairman and Chief Executive Officer of MIM Corporation, a provider of pharmacy benefit services to medical groups. Prior to that he served as President of IVAX North American Multi-Source Pharmaceutical Group from January 1995 and as President and Chief Executive Officer of Zenith Laboratories, a generic pharmaceutical manufacturer from May 1989 to 1995.

DAVID J. PECKER, age 48, a nominee for election as a Director, has been President, Chief Executive Officer and Chief Operating Officer of American Media, Inc. since May 1999. From 1991 to 1999, Mr. Pecker was President, and from 1992 to 1999, was Chief Executive Officer of Hachette Filipacchi Magazines ("Hachette"). From 1990 to 1992, Mr. Pecker was Executive Vice President, Chief Operating Officer and Chief Financial Officer of Hachette, and during 1999, was also Executive Vice President/Publishing for Hachette. Prior to 1990, Mr. Pecker held various financial positions with Diamandis Communications Inc., a predecessor of Hachette, and with CBS, Inc. Prior to joining CBS, he was Senior Auditor at PricewaterhouseCoopers. Mr. Pecker is a Director of Next Generation Network.

JAMES D. ROBINSON III, age 64, is a nominee for election as a Director. Mr. Robinson co-founded RRE Investors, LLC and has served as its Chairman and Chief Executive Officer since 1994. Mr. Robinson has also served as Chairman of Violy, Bijorum & Partners Holdings since 1996, and served as Chairman and Chief Executive Officer of American Express Company from 1977 to 1993, after serving in various executive positions at American Express Company. Mr. Robinson serves on the Boards of Directors of Coca-Cola Corporation, Bristol-Myers Squibb Company, FirstData Corporation, Cambridge Technology Partners and Concur Technologies, Inc.

FAITH WHITTLESEY, age 61, has been a Director of Sunbeam since her appointment to the Board of Directors in December 1996. Mrs. Whittlesey has served as the Chief Executive Officer of the American Swiss Foundation, an educational foundation, since 1991. She is also a member of the Board of Directors of Valassis Communications, Inc.

Section 16(a) of the Exchange Act, as amended, requires the Company's Directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file certain reports regarding ownership of the Company's Common Stock with the SEC and the New York Stock Exchange. These insiders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of the Section 16(a) forms furnished to the Company during fiscal 1999, or written representations from certain reporting persons that no Forms 5 were required for those persons, all Section 16(a) filing requirements applicable to the Company's officers, Directors and beneficial owners of more than 10% of the outstanding shares of Common Stock were filed on a timely basis.

Information regarding executive officers of the Company is included under a separate caption in Part I hereof.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the years ended December 31, 1999, December 31, 1998, and December 28, 1997, the compensation for services rendered to the Company in all capacities of those persons who, during 1999, (i) served as chief executive officer ("CEO") of the Company, and (ii) were among the four most highly compensated executive officers of the Company, other than the CEO, as of the Company's fiscal year end, (the individuals referred to in clauses (i) and (ii) being collectively referred to as the "Named Executives"). Each of the Named Executives joined the Company during 1998.

                                                                                              Long Term
                                            Annual Compensation Awards                  Compensation Awards
                                   -------------------------------------------     ------------------------------
                                                                                                   Securities
                                                                                                   Underlying
Name and                                                         Other Annual      Restricted     Options/SARs       All Other
Principal Position         Year       Salary        Bonus        Compensation        Stock           Award          Compensation
-------------------       -------   -----------   -----------   ---------------    ----------  ------------------  --------------
Jerry W. Levin             1999     $1,112,500    $1,500,000 (1)     $  88,231 (2)         0              250,000     $   780 (3)
   Chairman, Chief         1998        541,667       541,667           123,952 (2)         0            2,750,000         980 (3)
    Executive Officer
    and President

Paul E. Shapiro            1999        712,500       584,100                -- (4)         0                    0       5,084 (5)
   Executive Vice          1998        327,273       243,750                -- (4)         0              600,000         588 (3)
    President and Chief
    Administrative
    Officer

Bobby G. Jenkins           1999        410,000       325,000 (1)            -- (4)         0              100,000       5,042 (6)
   Executive Vice          1998        238,986 (7)   239,102 (8)        55,540 (9)         0              450,000      19,120 (10)
    President and Chief
    Financial Officer

Jack D. Hall               1999        400,000       266,600                -- (4)         0                    0       5,024 (11)
   Former President,       1998        100,000        60,000            54,933 (13)        0              400,000          60 (3)
   International(12)

Ronald H. Dunbar           1999        445,000       243,200                -- (4)         0              275,000       5,084 (4)
   Senior Vice President,  1998        148,333        74,167            54,574 (14)        0              150,000          89 (3)
   Human Resources

(1) Bonus earned in 1999 includes discretionary awards of $284,000 and $56,100 for Messrs. Levin and Jenkins, respectively.

(2) For 1999, includes $44,822 for personal use of aircraft, the value of a Company provided automobile, relocation expenses of $25,511, reimbursement of country club fees and taxes paid by the Company on the value of such automobile. For 1998, includes $82,616 for reimbursement of country club fees, the value of a Company-provided automobile, relocation expenses of $37,560 and taxes paid by the Company on the value of such relocation expenses.

(3)   Represents Company-paid premiums for term life insurance.

(4) Amounts do not equal the lesser of (i) $50,000 and (ii) 10% of compensation.

(5) Includes $4,304 for the Company's 401(k) matching contribution and $780 for Company-paid premiums for term life insurance.

(6) Includes $4,304 for the Company's 401(k) matching contribution and $738 for Company-paid premiums for term life insurance.

(7) Includes Mr. Jenkins' salary from Coleman from the date of the acquisition by Sunbeam in March 1998 of 79% of the outstanding stock of Coleman until his termination of employment with Coleman, Mr. Jenkins' salary from Sunbeam from the date of employment by Sunbeam and $12,327 for accrued vacation in 1998 upon Mr. Jenkins' termination of employment with Coleman.

(8) Includes the entire amount of bonuses paid to Mr. Jenkins in 1999 for services rendered to Coleman and to Sunbeam during 1998.

(9) Includes a car allowance, reimbursement of relocation expenses of $37,692 and taxes paid by the Company on such relocation expenses.

(10) Includes severance payments of $18,633 made to Mr. Jenkins in connection with the termination of his employment with Coleman, and $487 for the Company's 401(k) matching contribution.

(11) Includes $4,304 for the Company's 401(k) matching contribution and $720 for Company-paid premiums for term life insurance.

(12)  Mr. Hall resigned as President, International in April 2000.

(13) Includes $44,094 for relocation expenses, $9,173 for taxes paid by the Company on such relocation expenses and the value of a Company-provided automobile.

(14) Includes $43,863 for relocation expenses, taxes paid by the Company on such relocation expenses, and the value of a Company-provided automobile.

Option Grants In Last Fiscal Year

The following table sets forth information with respect to the options to purchase shares of Common Stock granted to the Named Executives during 1999.

                                                 % of Total
                               Number of          Options
                               Securities        Granted to
                               Underlying        Employees    Exercise or
                                Options          in Fiscal     Base Price     Expiration    Grant Date
Name                          Granted (1)           Year       ($/Share)       Date (3)     Value (4)
----                         ---------------    ------------- -------------  ------------- -------------
Jerry W. Levin.............      250,000 (2)        4.1%        $ 5.56          4/1/2009     $ 806,462
Bobby G. Jenkins...........      100,000 (2)        1.6%          5.56          4/1/2009       322,597
Ronald H. Dunbar...........      150,000 (2)        2.5%          6.68          2/4/2009       581,370
                                 125,000 (2)        2.1%          4.38        12/15/2009       317,663

(1)   All options have a term of ten years from their respective grant dates.

(2) These options become exercisable over a period of three years in equal annual increments commencing on the first anniversary of the grant date.

(3) Grant dates were April 1, 1999 for Messrs. Levin and Jenkins and February 4, 1999 and December 15, 1999 for Mr. Dunbar.

(4) Grant date values were calculated using the Black-Scholes options pricing model which has been adjusted to take dividends into account for the period prior to announced discontinuance of dividends. Use of this model should not be viewed in any way as a forecast of the future performance of the Common Stock. The estimated present value of each stock option as set forth above is based on the following inputs:

                                                        Grant Dates
                                                2/04/99    4/1/99   12/15/99
                                                --------- --------- ---------
       Risk Free Interest Rate...........         4.87%     5.31%     6.29%
       Stock Price Volatility............        56.32%    55.58%    55.98%
       Dividend Yield....................         0.00%     0.00%     0.00%

       The model assumes: (a) an expected option term of five years; (b) a risk-free interest rate based on closing five-year U.S. Treasury Strip yield on the date of valuation; and (c) no forfeitures. Stock price volatility is calculated using weekly stock prices for a period of five years ended as of December 31, 1999. Notwithstanding the fact that these options are, with limited exceptions, non-transferable, no discount for lack of marketability was taken.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

The following table sets forth information with respect to option exercises by the Named Executives during 1999 and the number of options held by the Named Executives at the Company's fiscal year end.

                                                                 Number of Securities
                                                                Underlying Unexercised         Value of Unexercised
                                                                   Options Held at            In-the-Money Options at
                                                                  December 31, 1999            December 31, 1999(1)
                                                             ----------------------------- ------------------------------
                               Shares Acquired     Value
Name                             on Exercise      Realized   Exercisable   Unexercisable   Exercisable    Unexercisable
----                          ------------------ ----------- ------------- --------------- ------------- ----------------
Jerry W. Levin..............         0                0                  0       3,000,000       0               0
Paul E. Shapiro.............         0                0                  0         600,000       0               0
Bobby G. Jenkins............         0                0                  0         550,000       0               0
Jack D. Hall (2)............         0                0                  0         400,000       0               0
Ronald H. Dunbar............         0                0             50,000         375,000       0               0

(1) The closing price of the Common Stock on December 31, 1999 was $4.20 per share.
(2)   Mr. Hall resigned as President, International in April 2000.

Defined Benefit or Actuarial Plan Disclosure

Messrs. Levin, Shapiro and Jenkins participate in the New Coleman Company, Inc. Retirement Plan for Salaried Employees (the "Coleman Retirement Plan"), a noncontributory qualified defined benefit retirement plan. Effective January 1, 1999, the Coleman Retirement Plan adopted a "cash balance" benefit formula. Under this formula, the benefit that Messrs. Levin and Shapiro earn on and after that date is based on both (i) an annual "pay credit" (which is fixed percentage, determined by reference to a table, of that year's compensation not in excess of the maximum compensation limits established by the Internal Revenue Code of 1986, as amended (the "Code")) and (ii) an annual "interest credit" on their previously earned benefits. (The annual pay credit percentage increases with age. The annual interest credit is based on the interest rate on 30-year Treasury securities, subject to a floor and a ceiling rate.) Under the cash balance formula, Mr. Jenkins receives only annual "interest credits" on the benefit which he earned as of December 31, 1998. The annual pension from the Coleman Retirement Plan will be reduced by any pension amounts payable by other plans in which Messrs. Levin, Shapiro and Jenkins may have participated while employed by a company that was in the same "controlled group" of companies as Coleman. Their projected annual benefits under the Coleman Retirement Plan, payable in a single life annuity form at age 65, would be:

         Name                       Annuity Amount
         ----                       --------------
         Mr. Levin                    $19,154.64
         Mr. Shapiro                  $13,295.04
         Mr. Jenkins                   $5,584.68

Mr. Dunbar is entitled to a supplemental retirement benefit pursuant to his employment agreement. See "Employment Contracts and Termination of Employment and Change In Control Arrangements--Employment Arrangements with Mr. Ronald H. Dunbar."

Directors' Compensation

During 1999, each of the Directors of the Company who were not employees of either the Company or an affiliate ("Outside Directors") received a $10,000 annual retainer and $1,000 for each meeting of the Board of Directors or its Committees attended by such Outside Director, whether in person or by telephone. In addition, pursuant to the Amended and Restated Sunbeam Corporation Stock Option Plan (the "Option Plan"), each of the Outside Directors was automatically granted 1,500 shares of restricted stock upon his or her initial election or appointment to the Board of Directors or upon each subsequent re-election to the Board of Directors (prorated in case of an election or appointment at any time other than at an annual meeting of stockholders). Such restricted stock vested immediately upon the Outside Director's acceptance of his or her election or appointment.

In February 2000, the Compensation Committee and the Board of Directors approved a new non-employee Directors' compensation program consisting of (i) an annual retainer of $25,000, (ii) a fee of $1,000 for each Board or Committee meeting attended by a Director, whether in person or by telephone, (iii) a $2,000 annual fee for each Committee Chairmanship, and (iv) an annual grant of an option to purchase 5,000 shares of Common Stock to be granted on the date of election of a non-employee Director and upon each subsequent re-election, having an exercise price equal to the Fair Market Value (as defined in the 2000 Option Plan) on the date of grant, and vesting at the rate of one-third on each anniversary of the date of grant.

Directors are also reimbursed for all ordinary and necessary out-of-pocket expenses incurred by them in attending meetings of the Board of Directors or its Committees.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT
AND CHANGE IN CONTROL ARRANGEMENTS

Employment Agreements with Messrs. Levin, Shapiro and Jenkins

Effective January 3, 2000, the Company entered into new employment agreements with (i) Mr. Levin (the "Levin Agreement"), (ii) Mr. Shapiro (the "Shapiro Agreement"), and (iii) Mr. Jenkins (the "Jenkins Agreement" and collectively with the Levin Agreement and the Shapiro Agreement, the "Employment Agreements"). The Employment Agreements increased the compensation payable to each of the three executives and extended the term of their existing employment agreements with the Company. Pursuant to their respective Employment Agreements, the Company agreed to employ Mr. Levin as Chairman and Chief Executive Officer, Mr. Shapiro as Executive Vice President and Chief Administrative Officer, and Mr. Jenkins as Executive Vice President and Chief Financial Officer. The term of each of the Employment Agreements expires June 30, 2003. Messrs. Levin, Shapiro and Jenkins are sometimes referred to herein as the "Executives".

Compensation

Under the Levin Agreement, Mr. Levin is to be paid base salary at an annual rate of $1,150,000, increasing to (i) $1,300,000 effective July 1, 2000, (ii)
$1,450,000 effective July 1, 2001 and (iii) $1,600,000 effective July 1, 2002.
Under the Shapiro Agreement, Mr. Shapiro is to be paid a base salary at an annual rate of $750,000, increasing to (i) $850,000 effective July 1, 2000, (ii) $950,000 effective July 1, 2001 and (iii) $1,050,000 effective July 1, 2002.
Under the Jenkins Agreement, Mr. Jenkins is to be paid a base salary at an annual rate of $425,000, increasing to (i) $475,000 effective July 1, 2000, (ii) $525,000 effective July 1, 2001 and (iii) $575,000 effective July 1, 2002. Pursuant to their respective Employment Agreements, Messrs. Levin, Shapiro and Jenkins are entitled to a performance-based target annual bonus of 125% of annual base salary, 75% of annual base salary, and 60% of annual base salary, respectively, and if certain performance objectives are met, each Executive may be paid a performance-based annual bonus of up to two times their respective target amounts. Pursuant to the Levin Agreement, Mr. Levin will receive a re-signing bonus of $500,000 payable on each of July 1, 2000, 2001 and 2002. Pursuant to the Shapiro Agreement, Mr. Shapiro will receive a re-signing bonus of $250,000 payable on each of July 1, 2000, 2001 and 2002. Each of the Executives also participates in other benefit plans generally available to other employees and senior executives of the Company. Each of the Executives also receives such perquisites as a company car or car allowance, one country club membership, reimbursement of financial, tax and estate planning fees, first class air travel, residential security system, and, only in the case of Mr. Levin, private aircraft travel for travel in North America.

Equity Grants

Pursuant to the Employment Agreements and subject to stockholder approval, Messrs. Levin, Shapiro and Jenkins received grants of stock options on January 3, 2000 to purchase 3,000,000, 600,000 and 550,000 shares of Common Stock, respectively, at $4.125 per share. The options will vest in full on June 30, 2003 or upon the occurrence of a change of control of the Company or certain other events. See "Approval of Stock Option Grants to Jerry W. Levin," "Approval of Stock Option Grants to Paul E. Shapiro" and "Approval of Stock Option Grants to Bobby Jenkins".

Termination and Change in Control Provisions

The Company may terminate an Executive's employment under the Employment Agreement for Cause. "Cause" means: (i) willful gross neglect of or willful gross misconduct in carrying out the duties under the Agreement, resulting in either case, in material economic harm to the Company, or (ii) the conviction of a felony or of any crime involving moral turpitude. If the Company terminates an Executive's employment for Cause, or an Executive voluntarily resigns, the Executive will be entitled to receive (i) base salary through the date of termination, and (ii) all outstanding options not then exercisable shall be forfeited and exercisable options will remain exercisable until the earlier of the 90th day after the date of termination or the originally scheduled expiration date of the options.

The Company may terminate an Executive's employment for disability continuing for more than six months. As defined in each Employment Agreement, disability generally means the Executive's inability, due to physical or mental incapacity, to substantially perform his duties and responsibilities under the Employment Agreement as determined by a medical doctor. The Employment Agreements provide that if the Company terminates an Executive's employment for disability, the Executive is entitled to receive (i) disability benefits in accordance with long term disability program for senior executives, provided that in no event may such benefits provide the Executive with less than 60% of his then current base salary to age 65, (ii) base salary through the end of the month in which disability benefits begin, (iii) a lump sum payment equal to 60% of all re-signing bonus amounts, if any, not previously paid (in the case of Messrs. Levin and Shapiro), (iv) a pro-rata annual incentive award for the year in which termination due to disability occurs, based on target bonus for the year of termination, payable when bonuses are paid to other officers, (v) full vesting and exercisability of all outstanding options which will remain exercisable through the end of their originally scheduled terms, and (vi) continued participation in all medical, dental, vision and hospitalization insurance coverage and in all other employee benefit plans or programs in which the Executive was participating on the date of the termination of his employment for a period of 24 months following termination of employment. If the Company's benefit plans do not permit continuation of an Executive's participation in the benefit plans following his termination, the Company is required to provide the Executive with an amount which is sufficient for him to purchase equivalent benefits.

If an Executive's employment is terminated by the Company without Cause, or if there is a Constructive Termination without Cause or the Company gives notice of non-renewal, the Executive will be entitled to receive (i) base salary through the termination date, (ii) all re-signing bonus amounts not previously paid (in the case of Messrs. Levin and Shapiro), (iii) pro-rata annual incentive award based upon target bonus for the year of termination, (iv) a lump sum payment in an amount equal to the greater of (A) base salary for the remainder of his employment term without regard to earlier termination thereof, or (B) two times his base salary (based on the average base salary for the remaining period under the Employment Agreement), (v) a lump-sum payment equal to the greater of (i) annual incentive awards for the remainder of his employment term without regard to earlier termination thereof, or (ii) two times his annual incentive award, based on target bonus for the year of termination. In addition to the above payment, all outstanding options will become fully vested and will remain exercisable through the end of their originally scheduled term. The Executive will be entitled to continued participation for the Executive and his family in all medical, dental, vision and hospitalization insurance coverage on the date of the termination of employment until age 65 (in the case of Messrs. Levin and Shapiro); and in the case of Mr. Jenkins, for a period equal to the greater of
(A) the remainder of the term or (B) 24 months following termination of employment. The Executive will also be entitled to participate in other employee benefit plans or programs in which the Executive was participating for a period equal to the greater of (A) the remainder of the term or (B) 24 months following termination of employment except that if an Executive becomes re-employed with another employer and is eligible to receive medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits described above will be secondary to those provided under such other plan during such applicable period of eligibility.

Constructive Termination without Cause means termination by the Executive of his employment at his initiative within 30 days following the occurrence of any of the following events without his consent: (i) a reduction in the Executive's then current Base Salary or target bonus opportunity as a percentage of Base Salary; (ii) the taking of any other action by the Company that would diminish the incentive opportunities of the Executive as provided in his respective Employment Agreement, (iii) the taking of any action by the Company that would significantly diminish the aggregate value of the benefits provided to the Executive under the Company's medical, health, accident, disability, life insurance, thrift and retirement plans; (iv) the removal of the Executive from any of the positions described in his respective Employment Agreement, (v) the failure of the Company's stockholders to approve either the Incentive Plan Amendment or such Executive's option grant (as set forth in Proposal Nos. 6 and 2, 3, or 4; respectively, (vi) a material diminution in the Executive's duties;
(vii) a change in the reporting structure so that the Executive reports to someone other than as provided in his respective Employment Agreement; (viii) relocation of the Executive's principal place of employment to a location other than Palm Beach County, or North Broward County, Florida or New York City; (ix) a material breach by the Company of any provision of the Employment Agreement;
(x) any purported termination of the Executive's employment that is not effected due to disability, for Cause or the provisions of Termination without Cause;
(xi) the failure of the Company to obtain the assumption in writing of its obligation to perform the Employment Agreement by any successor to all or substantially all of the assets of the Company within 15 days after a merger, consolidation, sale or similar transaction, except that, in the event of a Change of Control (as defined in an Executive's Employment Agreement), the Executive will be entitled to given notice of a Constructive Termination even if a successor has assumed the Employment Agreement, or (xii) the occurrence of a Change in Control.

If an Executive's employment terminates due to his death, his estate or beneficiaries will be entitled to (i) a lump-sum payment equal to 60% of base salary that would be payable for a period which is the greater of (A) 12 months or (B) the remaining term of the Employment Agreement without regard to earlier termination thereof, (ii) a lump sum payment equal to 60% of all re-signing bonuses not previously paid (in the case of Messrs. Levin and Shapiro), (iii) a pro-rata annual incentive award for the year in which the death occurs based on target bonus for the year of termination, and payable when bonuses are paid to other officers, and (iv) full vesting of all outstanding options which will remain exercisable through the end of their originally scheduled terms.

In the event of a Change of Control, all amounts, entitlements or benefits in which an Executive is not yet vested shall become fully vested including, without limitation, all outstanding options which will remain exercisable through the end of their regularly scheduled terms.

Pursuant to their respective Employment Agreements, in the event that any payment pursuant to an Employment Agreement is subject to excise taxes pursuant to section 4999 of the Code, then such Executive will be paid an additional amount equal to such excise taxes.

Pursuant to their previous employment agreements with the Company, and subject to stockholder approval at the Annual Meeting, Messrs. Levin, Shapiro and Jenkins were granted options to purchase 2,750,000, 600,000 and 400,000 shares of Common Stock, respectively. These options will vest and be exercisable on June 30, 2001 or upon, among other things, a change of control.

Employment Agreement with Mr. Jack D. Hall

The Company had entered into an employment agreement with Mr. Jack Hall on October 1, 1998 (the "Hall Agreement"). The term of the Hall Agreement expired October 1, 2000. Mr. Hall resigned as President, International in April 2000. Under the Hall Agreement, Mr. Hall was to be paid a base salary at an annual rate not less than $400,000. Additionally, under the Hall Agreement, Mr. Hall was eligible to receive a performance-based annual target bonus equal to 60% of his annual base salary. Mr. Hall also participated in the other benefit plans available generally to employees or other senior executives of Sunbeam. The Hall Agreement provided for severance payments for certain terminations of the Hall Agreement.

The Company is in discussions regarding severance to be paid to Mr. Hall, although no agreement has been reached as of April 30, 2000.

Employment Arrangements with Mr. Ronald H. Dunbar

The Company and Ronald H. Dunbar have entered into an Agreement dated January 29, 1999 (the "Dunbar Agreement"). Mr. Dunbar is the Company's Senior Vice President, Human Resources.

Under the Dunbar Agreement, Mr. Dunbar is entitled to a supplemental retirement benefit if (i) Mr. Dunbar remains employed by Sunbeam until at least age 65,
(ii) Mr. Dunbar dies prior to age 65 while still employed by Sunbeam, or (iii) Mr. Dunbar is terminated by Sunbeam prior to age 65 other than for cause. The supplemental benefits are not payable unless Mr. Dunbar elects not to receive benefits under certain retirement plans of Revlon Consumer Products Corporation ("RCPC") (the "Revlon Retirement Plans") until after Mr. Dunbar's employment with Sunbeam ends. If Mr. Dunbar remains employed by Sunbeam until age 65 or dies prior to age 65 while still employed by Sunbeam, Mr. Dunbar will be entitled to a supplemental retirement benefit equal to the amount Mr. Dunbar (or his beneficiary) would have received under the Revlon Retirement Plans had Mr. Dunbar remained with RCPC in "credited service" under the Revlon Retirement Plans, less in each case, the amount Mr. Dunbar (or his beneficiary) is entitled to under the Revlon Retirement Plans and certain retirement benefits from Sunbeam. If Mr. Dunbar's employment is terminated other than for cause prior to age 65, Mr. Dunbar will be entitled to a supplemental retirement benefit equal to the amount Mr. Dunbar (or his beneficiary) would have received under the Revlon Retirement Plans had Mr. Dunbar remained with RCPC in "credited service" under the Revlon Retirement Plans until the earlier of (i) Mr. Dunbar's death,
(ii) Mr. Dunbar reaching age 65 and (iii) the date Mr. Dunbar begins to receive benefits under the Revlon Retirement Plans, less in each case, the amount Mr. Dunbar (or his beneficiary) is entitled to receive under the Revlon Retirement Plans and certain retirement benefits from Sunbeam.

Pursuant to the Dunbar Agreement, Mr. Dunbar is also entitled to severance payments in the event of Mr. Dunbar's termination, other than for cause prior to age 65, equal to the amount Mr. Dunbar would have been entitled to under the Revlon Executive Severance Policy, reduced by the amount of severance benefits Mr. Dunbar is entitled to receive under any severance policies or programs which Sunbeam then has in effect. If Mr. Dunbar's employment is terminated for any reason after age 65, Mr. Dunbar will only be entitled to those severance benefits, if any, provided under severance policies and programs which Sunbeam otherwise then has in effect. Furthermore, pursuant to a memorandum to Mr. Dunbar dated August 18, 1998 offering employment at the Company, Mr. Dunbar was offered severance equal to one year's base salary plus target bonus under the Company's Incentive Plan.

Sunbeam Executive Severance Policy

Sunbeam's Executive Severance Policy provides that upon termination of employment of eligible executive employees, other than voluntary resignation or termination by Sunbeam for good reason, in consideration for the execution of a release, confidentiality agreement and non-competition agreement, the eligible executive will be entitled to receive, in lieu of severance under any employment agreement then in effect, a number of months of severance pay based upon such executive's grade level and years of service reduced by the amount of any compensation from subsequent employment, unemployment compensation or statutory termination payments received by such executive during the severance period, as well as continued participation in medical and certain other benefit plans for the severance period (or in lieu thereof, at the election of the Company, upon commencement of subsequent employment, a lump sum payment equal to the then present value of 50% of the amount of base salary then remaining payable through the balance of the severance period). Although Messrs. Levin, Shapiro, Jenkins and Dunbar are entitled to participate in the Company's Executive Severance Policy, they each have severance provisions contained in their respective employment agreements or arrangements (see "Employment Agreements with Messrs. Levin, Shapiro and Jenkins" and "Employment Arrangements with Mr. Dunbar").

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors is responsible for establishing the general compensation policies of the Company and administering the Option Plan, the Incentive Plan, and if approved by the Company's stockholders at the Annual Meeting, the LTIP and the 2000 Option Plan. The Compensation Committee reviews and/or approves specific compensation levels for the Company's senior officers and certain corporate management personnel (collectively, the "executive officers" and, individually, an "executive officer").

Executive Officer Compensation

Philosophy

It is the philosophy of the Company that executive compensation be directly linked to the interests of the Company's stockholders and therefore to financial objectives that the Company believes are primary determinants of long-term stockholder value. The Compensation Committee's objectives in administering the Company's executive compensation plans are to ensure that pay levels and incentive compensation are: (i) properly linked to stockholder value, (ii) competitive in attracting, retaining and motivating the best personnel and (iii) simple in design and easily understood. The compensation plans for the Company's executive officers emphasize the importance of the Company's performance by providing a direct correlation between executive compensation and stockholder interests. The stock option element of compensation is intended to encourage ownership and retention of Company stock by all employees, and especially executive officers.

Executive Officers

On June 15, 1998, Sunbeam announced that Jerry W. Levin of MacAndrews & Forbes and formerly Chief Executive Officer of Coleman, had been elected as Sunbeam's Chief Executive Officer. On August 12, 1998, the Company announced it had entered into a settlement agreement with MacAndrews & Forbes and its affiliates (collectively "Mafco") in connection with the Company's acquisition of a controlling interest in Coleman under which agreement Mafco released the Company from certain claims and Sunbeam was able to retain the services of executive personnel affiliated with Mafco who had been managing Sunbeam since mid-June of 1998, including Mr. Levin, Mr. Shapiro and Mr. Jenkins. In connection with this settlement agreement, the Company's Compensation Committee negotiated the terms of three-year employment agreements between the Company and each of Messrs. Levin, Shapiro and Jenkins (the "Old Levin Agreement", the "Old Shapiro Agreement" and the "Old Jenkins Agreement", respectively). Effective January 3, 2000, the Company entered into the Levin Agreement, the Shapiro Agreement and the Jenkins Agreement, which increased the compensation payable to each of the three executives and extended the term of each of their employment agreements through June 30, 2003. See "Employment Agreements with Messrs. Levin, Shapiro and Jenkins." The terms of the new Employment Agreements were negotiated by the Compensation Committee, with the advice of an outside consultant, with the goal of revising the compensation of these three executives to be more competitive with other comparable companies, although not necessarily the companies in the Company's self-constructed stockholder return peer group. See "Stockholder Return Performance Presentation".

Base salaries for the Company's other executives, most of whom were hired in 1998 and 1999 after the employment of Mr. Levin, were established based in large part upon their salaries at prior positions. The Company does not attempt to match compensation for such executives to the compensation levels at those companies which are included in the Company's self-constructed stockholder return peer groups. See "Stockholder Return Performance Presentation" for a description of the Company's stockholder return peer group.

Management Incentive Plan

The Incentive Plan is designed to motivate the Company's key employees to increase stockholder wealth through potential cash bonuses based on the performance of the Company and their personal performance. The Company's executive officers and managers and other key employees of the Company are eligible to participate in the Incentive Plan. Under the Incentive Plan, participants are eligible to receive bonuses based upon the following financial performance measurements: (i) earnings before interest, tax and amortization as stated in conformity with Generally Accepted Accounting Principles ("GAAP");
(ii) asset management goals measured by either changes in days' sales of receivables and days in inventory or operating working capital per sales dollar; and (iii) sales targets. Each of the performance goals may relate to the results of the Company, a business unit, product line, territory or any combination thereof, and may be adjusted in light of any unusual or non-recurring event affecting the Company or its financial statements. In addition, participants other than Senior Officers (as defined below) will be required to meet up to five personal performance objectives. These performance goals will be oriented toward quantitative objectives, such as cost savings or earnings enhancement. The Company's Chief Executive Officer and other executive officers that may be subject to the provisions of Section 162(m) of the Code, (the "Senior Officers"), will be awarded bonuses based solely on the Company's performance.

The Incentive Plan provides that during each fiscal year, management of the Company will recommend to the Compensation Committee certain minimum levels of Company performance, below which no Senior Officer will receive any bonus under the Incentive Plan. Participants other than the Senior Officers of the Company may receive cash bonuses based upon their achievement of personal objectives even if the Company fails to meet these minimum performance objectives. At the minimum level of Company performance ("threshold performance"), Incentive Plan participants will be eligible to receive from 5% to 50% (which will be 62.5% upon approval of Proposal 5 set forth in this Proxy Statement) of their base salaries. At another, higher level of performance ("target performance"), participants will be entitled to receive from 10% to 100% (which will be 125% upon approval of Proposal 5 set forth in this Proxy Statement) of their base salaries. At the highest levels of performance ("maximum targets"), participants may be entitled to receive from 20% to 200% (which will be 250% (subject to a cap of $4,000,000) upon approval of Proposal 5 set forth in this Proxy Statement) of their base salaries.

The Compensation Committee believes that this combination of requiring minimum objective Company performance levels for all participants, coupled with individual goals (for participants other than the Senior Officers) which are quantitative in nature and calculated to increase productivity, reduce costs and/or otherwise enhance profitability of the Company, assists in assuring that the Company's compensation system, especially the bonus program, aligns the interests of the Company's officers and other employees with the interests of its stockholders.

Long-Term Incentive Plan

The Compensation Committee and the Board of Directors adopted the Sunbeam Corporation Key Executive Long Term Incentive Plan ("LTIP"), subject to the approval of the Company's stockholders at the Annual Meeting, in order to provide long-term incentives to the senior managers of the Company's strategic business units. Under the LTIP, participants are eligible to receive payments based upon satisfaction of performance measures over cumulative three-year performance periods that begin each fiscal year. The performance measurements include earnings before interest, taxes and amortization, net sales and working capital.

The LTIP provides that during each fiscal year, management of the Company will recommend to the Compensation Committee certain minimum levels of performance for executive officers below which no executive officer will receive any payments under the LTIP. At the minimum level of performance ("threshold performance") LTIP participants will be eligible to receive 5% to 30% of their base salaries. At another, higher level of performance ("target performance'), participants will be entitled to receive from 10% to 60% of their base salaries. At the highest level of performance ("maximum targets"), participants may be entitled to receive 20% to 120% of their base salaries. Awards may be paid in cash and/or Common Stock, at the Company's election.

The Compensation Committee believes that the LTIP, which requires satisfaction of performance criteria measured over a three-year period, enhances the ability of the Company's compensation system to align the interests of the Company's officers and other employees with the interests of its stockholders.

Stock Option Plan

The Compensation Committee believes that the Company's stock option program is an important factor in attracting and retaining the high caliber employees essential to the Company's success and in aligning those individuals' long term interests with those of the stockholders. As of March 31, 2000, options to purchase an aggregate of 10,430,967 shares of Common Stock were outstanding and only 801,567 shares of the 16,300,000 shares originally authorized under the Option Plan remained available for future grants. Therefore, the Compensation Committee and the Board of Directors approved the 2000 Option Plan, subject to the approval of the Company's stockholders, which provides for awards of stock options, stock appreciation rights, restricted stock, stock bonus and/or performance awards covering up to 8,000,000 shares of Common Stock.

Non-Employee Directors' Compensation

The Compensation Committee and the Board of Directors approved a non-employee Directors' compensation program consisting of (i) an annual retainer of $25,000,
(ii) a fee of $1,000 for each Board or Committee meeting attended by such non-employee Director (whether in person or by telephone), (iii) a $2,000 annual fee for each Committee Chairmanship and (iv) an annual grant of a stock option to purchase 5,000 shares of Common Stock to be granted on the date of election of a non-employee Director and upon each subsequent reelection having an exercise price of the Fair Market Value (as defined in the 2000 Option Plan) on the date of grant, and vesting at the rate of one-third on each anniversary of the date of grant. The previous non-employee Directors' compensation program provided for an annual retainer of $10,000, a fee of $1,000 for each Board or Committee meeting attended by a Director (whether in person or by telephone), and the grant of 1,500 shares of restricted stock upon his or her election to the Board of Directors and upon each subsequent reelection to the Board of Directors (pro-rated in the case of an election or appointment at any time other than an annual meeting of stockholders) which vested immediately upon acceptance of his or her election or appointment. The Compensation Committee determined to increase the compensation payable to non-employee Directors to make such compensation more competitive with comparable companies and thereby assist the Company in attracting qualified directors.

Compliance with Certain Tax Laws

Section 162(m) of the Code limits the deductibility of certain compensation in excess of $1,000,000 per year paid by a public corporation to its Senior Officers. However, an exception to the deduction limitations of Section 162(m) of the Code applies to certain performance-based compensation, provided that the plan pursuant to which such compensation will be paid has been approved by stockholders with a separate vote and certain other requirements have been met. Mr. Levin's annual base salary is $1,150,000 per year under the Levin Agreement, with additional increases set forth in his Employment Agreement. Mr. Shapiro's annual base salary is $750,000 under the Shapiro Agreement, increasing to $1,050,000 effective July 1, 2002. While the base compensation of Messrs. Levin and Shapiro exceeds the limitations of Section 162(m) of the Code, the Compensation Committee believes that such compensation is appropriate in order to provide Messrs. Levin and Shapiro with compensation competitive with the compensation paid by other comparable companies. See "Employment Agreements with Messrs. Levin, Shapiro and Jenkins." The Company's stockholders approved the Incentive Plan at the Company's 1999 annual meeting, therefore, payments will be performance-based compensation pursuant to Section 162(m) of the Code. Subject to the approval of the Company's stockholders at the Annual Meeting, payments under the LTIP and the grants of options to Messrs. Levin, Shapiro and Jenkins and grants of options and other awards under the Option Plan and the 2000 Option Plan are also expected to qualify as performance-based compensation pursuant to
Section 162(m).

Compensation of Chief Executive Officer

In order to continue to retain the services of Mr. Levin, which the Compensation Committee considered essential in order to ensure efficient management of the Company's business and the successful execution of the Company's strategy of maximizing stockholder value, the Company entered into the Levin Agreement with Mr. Levin. (See "Employment Agreements with Messrs. Levin, Shapiro and Jenkins".)

In setting Mr. Levin's compensation under the Levin Agreement, the Compensation Committee considered factors such as individual and corporate performance (without reference to any specific performance-related targets) and individual experience and expertise. In addition, the Compensation Committee considered Mr. Levin's overall compensation relative to compensation levels of Chief Executives of other comparable companies. No particular weight was given by the Compensation Committee to any of the foregoing factors.

Prior to the effectiveness of the Levin Agreement, Mr. Levin's compensation was governed by the Old Levin Agreement. See "--Philosophy" and "--Executive Officers". Pursuant to the Old Levin Agreement, Mr. Levin's base salary was at least $1,000,000 per year for each year of his employment agreement. In addition, pursuant to the Old Levin Agreement, Mr. Levin was granted 2,750,000 stock options at exercise prices ranging from $7 per share to $14 per share. In order to provide Mr. Levin with compensation that was more competitive with other comparable companies, as of April 1, 1999, the Compensation Committee approved an increase in Mr. Levin's base salary to $1,150,000 and granted Mr. Levin stock options pursuant to the Option Plan to purchase 250,000 shares of

Common Stock at an exercise price of $5.56 per share, which was the Fair Market Value per share (as defined in the Option Plan) on the date of grant. Such stock option grant vests at the rate of one-third on the first, second and third anniversary of the date of grant. Mr. Levin was paid a bonus of $1,216,000 for the 1999 fiscal year under the Incentive Plan. The Compensation Committee also approved a discretionary bonus of $284,000 to recognize the substantial success of Mr. Levin during 1999 in non-financial areas of the Company.

The foregoing report is furnished by the Compensation Committee of the Board of Directors.

                             Compensation Committee
                             Howard Gittis, Chairman
                                  John H. Klein
                                Faith Whittlesey
                                (Current Members)

Compensation Committee Interlocks and Insider Participation

Members of Sunbeam's Compensation Committee during fiscal year 1999 were Howard Gittis, Chairman, John Klein, and Faith Whittlesey, none of whom presently do, or previously did, serve as an officer of Sunbeam or any of its subsidiaries. Mr. Gittis is an executive officer of MacAndrews & Forbes (see "Certain Relationships and Related Transactions").

STOCKHOLDER RETURN PERFORMANCE PRESENTATION

The following graph compares the cumulative total stockholder return on the Common Stock for the period from December 31, 1994 through December 31, 1999, with the cumulative total return of the Standard & Poors Composite-500 Stock Index and an index of Company-constructed index of peer companies. The Company-constructed peer group index includes Rubbermaid Incorporated, Newell Co., The Gillette Company, Inc., Brunswick Corp., Salton, Inc. and Windmere-Durable Holdings. The stock price graph assumes that the value of the investment in Common Stock was $100 on December 31, 1994, and that all dividends were reinvested quarterly.


   COMPARISON OF TOTAL RETURN SINCE DECEMBER 31, 1994, OF SUNBEAM CORPORATION
                 COMMON STOCK, S&P 500, AND PEER GROUP COMPANIES


                               [GRAPHIC OMITTED]

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of April 15, 2000 with respect to beneficial ownership of the Common Stock by all persons known by the Company to be the record or beneficial owner of more than 5% of the outstanding shares of Common Stock. Except as otherwise noted, all beneficial owners listed below have sole voting and investment power with respect to the shares of Common Stock owned by them.

                                                        Amount and Nature          Percentage of
Name                                                 of Beneficial Ownership       Common Stock
----                                                 -----------------------       -------------
Ronald O. Perelman...................................      37,099,749  (1)             28.4% (1)

Franklin Mutual Advisers, Inc........................      17,541,398  (2)             16.3%

Albert J. Dunlap.....................................       7,741,564  (3)              6.8% (3)

Invista Capital Management, LLC/Principal Mutual

Holding Company......................................       7,392,900  (4)              6.9%

(1)   Represents shares of Common Stock received by Coleman (Parent) Holdings, Inc., an affiliate of MacAndrews & Forbes ("Parent Holdings"), in the Company's acquisition of 79%
      of the outstanding stock of Coleman and 23 million shares of Common Stock that may be acquired by a subsidiary of MacAndrews & Forbes pursuant to a warrant issued to it by
      Sunbeam. The shares of Common Stock subject to the warrant have a $7 per share exercise price, which exceeds the current market price of the Common Stock. The address of Parent
      Holdings is 35 E. 62nd Street, New York, New York 10021. Ronald O. Perelman is the
      indirect beneficial owner of all of the outstanding capital stock of Parent Holdings.
      Accordingly, Mr. Perelman may be deemed to be the beneficial owner of all of the shares of
      Common Stock owned by Parent Holdings. Mr. Perelman's address is 35 E. 62nd Street, New
      York, New York 10021.

(2)   Information reflected in this table and the notes thereto with respect to Franklin Mutual
      Advisers, Inc. ("FMA") is derived from the Schedule 13D, dated November 1, 1996, filed by
      FMA or its predecessors with the Securities and Exchange Commission (the "SEC"), as thereafter amended, most recently on March 1, 1999. The address of FMA is 51 John F.
      Kennedy Parkway, Short Hills, New Jersey 07078. The shares listed above are beneficially owned by one or more open-end investment companies or other managed accounts which, pursuant to advisory contracts, are advised by FMA. FMA disclaims beneficial ownership of these shares.

(3)   Information reflected in this table and the notes thereto with respect to Mr. Dunlap (the former Chairman and Chief Executive Officer of the Company) is based upon filings made by him with the SEC. Mr. Dunlap's holdings include certain purported stock grants for
      1,166,667 shares and options to acquire an additional 6,250,000 shares of Common Stock granted by the Company which are a matter of dispute between the Company and Mr. Dunlap.
      Nothing contained in this Proxy Statement should be construed to limit or otherwise affect the Company's claims against Mr. Dunlap, including claims with respect to his entitlement to certain equity grants.

(4)   Information reflected in this table and the notes thereto with respect to Invista Capital
      Management, LLC ("Invista") and Principal Mutual Holding Company ("Principal") is derived from the Form 13G jointly filed with the SEC by Invista and Principal on February 15,
      2000. The address of Invista is 1900 Hub Tower, 699 Walnut Street, Des Moines, Iowa 50309.
      The address of Principal is 711 High Street, Des Moines, Iowa 50392. Invista and Principal
      exercise shared voting power and investment discretion with respect to all of the shares of Common Stock beneficially owned by them.

Security Ownership of Management

The following table sets forth the beneficial ownership, reported to the Company as of April 15, 2000, of Common Stock, including shares as to which a right to acquire ownership exists, of: (1) each Director and nominee for election as Director of the Company; (2) each of the Named Executives, and (3) the Directors, nominees for Director and current executive officers of the Company as a group.

                                                               Amount and Nature
                                                                 of Beneficial             Percentage of
Name                                                              Ownership(1)             Common Stock
----                                                              ------------             -------------
Directors and Director Nominees
Philip E. Beekman....................................                  6,500 (2)                 *
Charles M. Elson.....................................                 12,000 (2)                 *
Howard Gittis........................................                      0 (3)                 *
John H. Klein........................................                  1,915 (2)                 *
Jerry W. Levin.......................................                 83,333 (3)(4)              *
David J. Pecker......................................                      0                     *
James D. Robinson III................................                 25,000                     *
Faith Whittlesey.....................................                  8,390 (2)                 *
Howard Kristol.......................................                 12,000 (2)                 *
Peter Langerman......................................                      0 (5)                 *

Named Executives
Paul E. Shapiro......................................                      0 (3)                 *
Bobby G. Jenkins.....................................                 33,333 (6)                 *
Jack D. Hall(7)......................................                      0                     *
Ronald H. Dunbar.....................................                100,000 (8)                 *

All Directors, nominees for Directors,
and current executive officers
as a group (14 persons)..............................                283,815 (9)                 *

* Less than one percent.

(1)   All of the above named individuals have the sole power to vote and to dispose of the shares of
      Common Stock listed above except that 5,000 of the shares beneficially owned by Mr. Beekman are held by the Beekman Family Limited Partnership, of which he is a General Partner.

(2)   Includes restricted shares of Common Stock granted to each of Directors Beekman, Elson, Klein,
      Kristol and Whittlesey upon their respective elections, appointments and subsequent reelections to the Sunbeam Board of Directors, all of which shares were immediately vested.

(3)   Does not include shares of Common Stock owned by MacAndrews & Forbes as to which Messrs. Gittis,
      Levin and Shapiro disclaim beneficial ownership. See "Security Ownership Of Certain Beneficial
      Owners."

(4)   Mr. Levin has the right to acquire all of such shares under options which are currently exercisable; no other options become exercisable within sixty days after April 15, 2000.

(5)   Does not include shares of Sunbeam Common Stock owned by Franklin Mutual Advisers, as to which Mr.
      Langerman disclaims beneficial ownership. See "Security Ownership Of Certain Beneficial Owners."

(6)   Mr. Jenkins has the right to acquire all of such shares under options which are currently exercisable; no other options become exercisable within sixty days after April 15, 2000.

(7)   Mr. Hall resigned as President, International in April 2000.

(8)   Mr. Dunbar has the right to acquire all of such shares under options which are currently exercisable; no other options become exercisable within sixty days after April 15, 2000.

(9)   Includes 216,666 shares of Common Stock which all current executive officers of the Company have the right to acquire under options which are currently exercisable; no other options held by current executive officers become exercisable within sixty days after April 15, 2000.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Services Provided by MacAndrews & Forbes

Under Sunbeam's August 1998 settlement agreement with an affiliate of MacAndrews & Forbes, in addition to the services of MacAndrews & Forbes' former executive personnel who have been managing Sunbeam since Mid-June 1998, MacAndrews & Forbes agreed to provide management assistance and other support to Sunbeam at its request in a wide variety of areas. Although the nature and extent of this assistance and support had not been determined at the time of the settlement, Sunbeam has significantly benefited from this assistance and support in connection with the following areas: (i) negotiations with Sunbeam's lending banks; (ii) the defense of the many lawsuits brought against Sunbeam and certain of its present and former directors and officers; (iii) the prosecution of claims against Sunbeam's liability insurance providers; (iv) the defense of claims against Sunbeam by its former Chief Executive Officer and Chief Financial Officer; (v) the restatement of certain of Sunbeam's historical financial statements; (vi) the preparation of various SEC filings by Sunbeam and Coleman; and (vii) various other insurance, regulatory, litigation and executive compensation matters. MacAndrews & Forbes employees provide this assistance and support to Sunbeam. Sunbeam does not pay MacAndrews & Forbes and its affiliates for the services of its employees, but does reimburse them for out-of-pocket expenses. Execution of the settlement agreement was a condition to Sunbeam's continued employment of Messrs. Levin, Shapiro and Jenkins as officers of Sunbeam.

Settlement of Options

Pursuant to the Company's agreement for the acquisition of the remaining shares of Coleman common stock in a merger transaction which was completed in January 2000, the unexercised options under Coleman's stock option plans were cashed out at a price per share equal to the difference between $27.50 and the exercise price of such option. Ronald O. Perelman, the sole stockholder of MacAndrews & Forbes, held 500,000 options for which he received a net payment of $6,750,000. Messrs. Shapiro and Isko held 77,500 and 20,000 options, respectively, for which they received a net payment of approximately $823,000 and $236,000, respectively.

Arrangements with Coleman

Coleman and an affiliate of MacAndrews & Forbes are parties to a cross-indemnification agreement pursuant to which Coleman has agreed to indemnify such affiliate, its officers, directors, employees, control persons, agents and representatives against all past, present and future liabilities, including product liability and environmental matters, relating to the initial assets of Coleman, that Coleman acquired from an affiliate of MacAndrews & Forbes in December 1991. In addition, pursuant to this cross-indemnification agreement, the MacAndrews & Forbes affiliate has agreed to indemnify Coleman and its officers, directors, employees, agents and representatives against all other liabilities of such MacAndrews & Forbes affiliate or any of its subsidiaries, including liabilities relating to the assets it did not transfer to Coleman in December 1991. This cross-indemnification agreement survived the January 1999 merger of Coleman with a subsidiary of the Company.

Coleman previously was included in the consolidated tax group for the MacAndrews & Forbes companies and was a party to a tax sharing agreement with a MacAndrews & Forbes affiliate, pursuant to which Coleman paid to such affiliate the amount of taxes that would have been paid by Coleman if it were required to file separate Federal, state or local income tax returns. The obligations of MacAndrews & Forbes under the tax sharing agreement were terminated upon the Company's acquisition of control of Coleman; however, the agreements related to the Company's acquisition of Coleman provide for certain tax indemnities and tax sharing payments among the Company and the MacAndrews & Forbes affiliates relating to periods prior to the acquisition.

Office Space

The Company previously subleased office space in New York City from a subsidiary of MacAndrews & Forbes. The expense for such rent during 1999 was approximately $90,000.00. The Company believes that the terms of such sublease were comparable to the market rate for such space. This lease was terminated in 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SUNBEAM CORPORATION

                                              By: /s/ BOBBY G. JENKINS
                                                 -------------------------------
                                                 Bobby G. Jenkins
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)
                                                 Dated: June 22, 2000