Form 10-Q
period 2000-06-30
SUNBEAM CORP/FL/
filed 2000-08-16
CIK 3662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For the period ended June 30, 2000

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

On August 14, 2000, there were 107,533,763 shares of the registrant's Common Stock ($.01 par value) outstanding.

                      SUNBEAM CORPORATION AND SUBSIDIARIES

                                QUARTERLY REPORT
                                  ON FORM 10-Q

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements                                    Page
                                                                            ----

                    Condensed Consolidated Statements of Operations
                    (Unaudited) for the three months and six months ended
                    June 30, 2000 and June 30, 1999........................   2

                    Condensed Consolidated Balance Sheets (Unaudited)
                    as of June 30, 2000 and December 31, 1999..............   3

                    Condensed Consolidated Statements of Cash Flows
                    (Unaudited) for the six months ended June 30, 2000
                    and June 30, 1999......................................   4

                    Notes to Condensed Consolidated Financial Statements
                    (Unaudited)............................................   5

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................  21

PART II.   OTHER INFORMATION

           Item 1.  Litigation.............................................  35

           Item 6.  Exhibits and Reports on Form 8-K.......................  38

SIGNATURE  ................................................................  39

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

                      SUNBEAM CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (Amounts in thousands, except per share amounts)

                                                   Three Months Ended                      Six Months Ended
                                               -----------------------------          -----------------------------
                                                 June 30,          June 30,              June 30,         June 30,
                                                   2000              1999                  2000             1999
                                               ------------     ------------          ------------      -----------
Net sales.................................     $   609,643      $   660,927           $ 1,148,696       $ 1,184,873
Cost of goods sold........................         457,598          487,203               863,363           884,694
Selling, general and administrative expense        170,353          160,252               306,185           301,501
                                               ------------     ------------          ------------      -----------
Operating (loss) income...................         (18,308)          13,472               (20,852)           (1,322)
Interest expense..........................          53,374           45,457               105,861            88,298
Other expense, net........................           2,090              726                 4,700               600
                                               ------------     ------------          ------------      -----------
Loss before income taxes, minority
     interest and extraordinary charge....         (73,772)         (32,711)             (131,413)          (90,220)
Income tax provision:
   Current................................           2,162            6,797                 3,903             6,645
   Deferred...............................           4,110              470                 4,037             2,363
                                               ------------     ------------          ------------      -----------
                                                     6,272            7,267                 7,940             9,008
Minority interest.........................             164            6,968                   255             8,457
                                               ------------     ------------          ------------      -----------
Net loss..................................     $   (80,208)     $   (46,946)          $  (139,608)      $  (107,685)
                                               ============     ============          ===========       ===========
Basic and diluted net loss per share......     $     (0.75)     $     (0.47)          $     (1.30)      $     (1.07)
                                               ============     ============          ============      ===========
Basic and diluted weighted average common
   shares outstanding.....................         107,423          100,743               107,239           100,741

            See Notes to Condensed Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Amounts in thousands)

                                                                               June 30,        December 31,
                                                                                 2000              1999
                                                                           --------------     --------------
ASSETS
Current assets:
   Cash and cash equivalents............................................   $      25,908      $      40,799
   Receivables, net.....................................................         299,762            364,338
   Inventories..........................................................         518,504            460,680
   Prepaid expenses, deferred income taxes and other current assets.....          65,978             72,130
                                                                           --------------     -------------
         Total current assets...........................................         910,152            937,947
Property, plant and equipment, net......................................         439,896            447,116
Trademarks, tradenames, goodwill and other, net.........................       1,728,421          1,747,286
                                                                           --------------     -------------
                                                                           $   3,078,469      $   3,132,349
                                                                           ==============     =============
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
   Short-term debt and current portion of long-term debt................   $   1,543,141      $     139,806
   Accounts payable.....................................................         196,650            185,610
   Other current liabilities............................................         286,538            300,809
                                                                           --------------     -------------
         Total current liabilities......................................       2,026,329            626,225
Long-term debt, less current portion....................................         847,748          2,164,002
Other long-term liabilities.............................................         243,006            241,264
Deferred income taxes...................................................         109,851             93,288
Minority interest.......................................................              --             66,910

Commitments and contingencies (Note 9)

Shareholders' deficiency:
   Preferred stock (2,000,000 shares authorized, none outstanding) .....              --                 --
   Common stock (107,422,500 and 100,746,400 shares issued
   and outstanding).....................................................           1,074              1,007
   Additional paid-in capital...........................................       1,179,621          1,122,455
   Accumulated deficit..................................................      (1,249,124)        (1,109,516)
   Accumulated other comprehensive loss.................................         (80,036)           (73,286)
                                                                           --------------     -------------
         Total shareholders' deficiency.................................        (148,465)           (59,340)
                                                                           --------------     -------------
                                                                           $   3,078,469      $   3,132,349
                                                                           ==============     =============

            See Notes to Condensed Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)

                                                                                   Six Months Ended
                                                                           --------------------------------
                                                                               June 30,          June 30,
                                                                                 2000              1999
                                                                           --------------     -------------
Operating Activities:
    Net loss...........................................................    $    (139,608)     $    (107,685)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization..................................           64,251             64,008
        Non-cash interest charges......................................           22,959             22,752
        Deferred income taxes..........................................            4,037              2,363
        Minority interest..............................................              255              8,457
        Loss (gain) on sale of property, plant and equipment...........              493               (836)
        Changes in working capital and other, net of acquisitions......          (15,053)           (23,536)
                                                                           --------------     -------------
              Net cash used in operating activities....................          (62,666)           (34,477)
                                                                           --------------     -------------
Investing Activities:
    Capital expenditures...............................................          (29,946)           (34,945)
    Net proceeds from sale of Eastpak assets...........................           89,928                 --
    Net purchase of Coleman minority interest..........................          (83,445)                --
    Net proceeds from other asset sales................................            7,793              1,390
    Other..............................................................             (584)              (350)
                                                                           --------------     -------------
              Net cash used in investing activities....................          (16,254)           (33,905)
                                                                           --------------     -------------
Financing Activities:
    Net borrowings under revolving credit facilities...................          111,520             62,090
    Net repayments of term credit facilities...........................          (44,025)            (2,500)
    Other..............................................................           (3,466)            (1,583)
                                                                           --------------     -------------
              Net cash provided by financing activities................           64,029             58,007
                                                                           --------------     -------------
Net decrease in cash and cash equivalents..............................          (14,891)           (10,375)
Cash and cash equivalents at beginning of period.......................           40,799             61,432
                                                                           --------------     -------------
Cash and cash equivalents at end of period.............................    $      25,908      $      51,057
                                                                           ==============     =============

            See Notes to Condensed Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Operations and Basis of Presentation

Organization

Sunbeam Corporation and its wholly-owned subsidiaries ("Sunbeam" or the "Company") is a leading designer, manufacturer and marketer of branded consumer products. The Company's primary business is the manufacturing, marketing and distribution of durable household and outdoor leisure consumer products through mass market and other distribution channels in the United States and internationally. The Company also sells its products to professional and commercial end users such as small businesses, health care providers, hotels and other institutions. The Company's principal products include household kitchen appliances; health monitoring and care products for home use; scales for consumer and professional use for weight management and business uses; electric blankets and throws; clippers and trimmers for consumer, professional and animal uses; smoke and carbon monoxide detectors; outdoor barbecue grills; camping equipment such as tents, lanterns, sleeping bags and stoves; coolers; backpacks and book bags; and portable generators and compressors. The Company, through its Thalia Products Inc. ("Thalia") subsidiary, is developing Home Linking Technology (TM), or HLT (TM), which is designed to allow products to communicate with each other.

See Note 3 for information relevant to management's plan to fund its capital and debt service requirements.

Basis of Presentation

The Condensed Consolidated Balance Sheet of the Company as of June 30, 2000 and the Condensed Consolidated Statements of Operations and Cash Flows for the three and six months ended June 30, 2000 and 1999 are unaudited. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. The December 31, 1999 Condensed Consolidated Balance Sheet was derived from the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1999 Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements contained herein include all adjustments (consisting of only recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for future periods.

Basic And Diluted Loss Per Share Of Common Stock

Basic loss per common share calculations are determined by dividing loss available to common shareholders by the weighted average number of shares of common stock outstanding. Diluted loss per share is determined by dividing loss available to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding (all related to outstanding stock options, warrants and the Zero Coupon Convertible Senior Subordinated Debentures due 2018 (the "Debentures")).

For the six months ended June 30, 2000 and 1999, respectively, 3,143 and 66,813 shares related to stock options were not included in diluted average common shares outstanding because their effect would be antidilutive. Stock options to purchase 25,489,141 and 19,143,458 common shares were excluded from potential common shares at June 30, 2000 and 1999, respectively, as the option exercise prices were greater than the average market price of the Company's common stock during the period. Diluted average common shares outstanding as of June 30, 2000 and 1999 excludes 13,242,050 shares issuable upon conversion of the Debentures and 27,480,549 and 23,000,000 shares issuable on the exercise of warrants as of June 30, 2000 and June 30, 1999, respectively, due to antidilution.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

1.   Operations and Basis of Presentation - (Continued)

New Accounting Standards

In July 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities (an amendment of FASB Statement No. 133) which amends SFAS No. 133, to provide additional guidance and to exclude certain provisions, which were determined by the FASB to be a burden on corporations. SFAS No. 133 requires the recognition of all derivatives in the Company's Consolidated Balance Sheets as either assets or liabilities measured at fair value and is effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 for the 2001 fiscal year. The Company has not yet determined the impact SFAS No. 133 will have on its consolidated financial position, results of operations or cash flows.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company will be required to adopt SAB 101 by the fourth quarter of fiscal 2000. The Company has not completed its determination of the impact of the adoption of SAB 101 on its consolidated financial position or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform with the 2000 presentation.

2.   Acquisitions

On March 30, 1998, pursuant to a merger agreement dated as of February 27, 1998, the Company, through a wholly-owned subsidiary, acquired approximately 81% of the total number of then outstanding shares of common stock of The Coleman Company, Inc. ("Coleman") from an affiliate of MacAndrews & Forbes Holdings Inc. ("M&F"), in exchange for 14,099,749 shares of the Company's common stock and approximately $160 million in cash. In addition, the Company assumed approximately $1,016 million in debt. Immediately thereafter, as a result of the exercise of employee stock options, the Company's indirect beneficial ownership of Coleman decreased to approximately 79% of the total number of the outstanding shares of Coleman common stock.

In January 2000, pursuant to a merger agreement dated as of February 27, 1998, the Company acquired the remaining publicly held Coleman shares in a merger transaction in which the remaining Coleman stockholders (other than stockholders who are seeking appraisal rights under Delaware law) received 0.5677 of a share of the Company's common stock and $6.44 in cash for each share of Coleman common stock they owned, aggregating approximately 6.7 million shares of the Company's common stock and $87 million in cash. The approximate $87 million aggregate cash payment included $4.8 million related to the cash out of remaining Coleman employee options, in accordance with the merger agreement, which occurred in December 1999. In addition, pursuant to a court approved settlement of claims by Coleman public stockholders the Company issued to such Coleman public stockholders (other than such stockholders who are seeking appraisal rights under Delaware law), warrants expiring August 24, 2003 to purchase 4.98 million shares of the Company's common stock at $7.00 per share less approximately 498,000 warrants issued to the plaintiffs' attorneys for their fees and expenses. These warrants, which generally have the same terms as the warrants previously issued to M&F's subsidiary (see Note 9), were issued when the consideration was paid for the Coleman merger. The total consideration given for the purchase of the remaining publicly held Coleman shares was valued at $146 million.

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

As of the date of the acquisition of approximately 81% of Coleman, in March 1998, the then management of the Company determined that approximately 117 employees of Coleman would need to be involuntarily terminated in order to eliminate duplicate activities and functions and fully integrate Coleman into the Company's operations. The Company recognized a liability of approximately $8 million representing severance and benefit costs related to the 117 employees pursuant to the termination plan. This liability was included in the allocation of purchase price. As of June 30, 2000, the Company had paid all of the severance benefits and no additional charges are anticipated in future periods related to this matter.

The following unaudited pro forma financial information for the Company gives effect to the purchase of the publicly held shares of Coleman common stock as if the transaction had occurred at the beginning of the period presented. No pro forma information has been presented for the period ending June 30, 2000 because the transaction occurred at the beginning of the period. The pro forma results for the period ending June 30, 1999 have been prepared for informational purposes only and do not purport to be indicative of the results of operations that actually would have occurred had the acquisition been consummated on the date indicated, or which may result in the future. The unaudited pro forma results follow (in millions, except per share data):

                                                                            Six Months Ended
                                                                              June 30, 1999
                                                                          ------------------
         Net sales....................................................... $     1,184.9
         Net loss........................................................        (105.4)
         Basic and diluted loss per share from continuing operations.....         (0.98)

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

On April 14, 2000, the Company and its lenders entered into an amendment to the Credit Facility that, among other things, waived until April 10, 2001 all defaults arising from any failure by the Company to satisfy certain financial ratios for any fiscal quarter end occurring through March 31, 2001. As part of the April 14, 2000 amendment, the Company agreed to a minimum cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") covenant that is based on consolidated EBITDA and is tested at the end of each month occurring on or prior to March 31, 2001. In anticipation of the expiration of the waiver on April 10, 2001, the Company intends to negotiate with its lenders regarding a further amendment to the Credit Facility, further waiver of the covenants and other terms, or refinancing of the Credit Facility. Any decisions with respect to such amendment, waiver, or refinancing will be made based on a review from time to time of the advisability of a particular action or alternative available to the Company. There can be no assurance that an amendment, further waiver of existing covenants and other terms, or refinancing will be entered into by April 10, 2001. The failure to obtain such an amendment, further waiver or debt refinancing would likely result in violation of existing covenants and compliance with other terms, which would permit the bank lenders to accelerate the maturity of all outstanding borrowings under the Credit Facility, which would likely have a material adverse effect on the Company. Accordingly, debt related to the Credit Facility and all debt containing cross-default provisions is classified as current in the June 30, 2000 Condensed Consolidated Balance Sheet.

The Company and its lenders entered into an amendment to the Credit Facility on August 10, 2000 in order to (i) adjust downward the cumulative EBITDA test for July 31, 2000 and each remaining month-end through March 31, 2001 and (ii) provide the Company with a supplemental $50 million reducing revolving credit facility (the "Supplemental Revolver") having a final maturity of December 31, 2000. The minimum cumulative EBITDA as set forth in the August 10, 2000 amendment is $69.0 million for the period from January 1, 2000 through July 31, 2000 and generally increases on a monthly basis until it reaches $180.0 million for the period from August 1, 2000 through March 31, 2001. The availability under the Supplemental Revolver reduces by $10 million on the last day of each month during the year 2000 commencing with August 31, 2000. Outstanding loans under the Supplemental Revolver cannot exceed at any time the lesser of the availability under the Supplemental Revolver or the borrowing base calculated by reference to the domestic inventory of the Company's Powermate subsidiary and outdoor cooking strategic business unit. The Company paid a facility fee to its lenders of $62,500 for the Supplemental Revolver.

The following description of the Credit Facility reflects the significant terms of the Credit Facility as amended to date.

In addition to the Supplemental Revolver, the Credit Facility provided for aggregate borrowings of up to $1.7 billion pursuant to: (i) a revolving credit facility in an aggregate principal amount of up to $400 million maturing March 30, 2005 ($52.5 million of which was used to complete the Coleman merger which occurred on January 6, 2000); (ii) up to $800.0 million in term loans maturing on March 30, 2005 (all of which has been borrowed, of which $35.0 million was used to complete the Coleman merger which occurred on January 6, 2000 and of which $76.2 million has been repaid) and (iii) a $500.0 million term loan maturing September 30, 2006 (all of which has been borrowed and of which $7.9 million has been repaid). As of June 30, 2000, of the remaining $1.616 billion Credit Facility, $1.497 billion was outstanding under the Credit Facility and approximately $63 million was available for borrowing. The remaining $56.0 million of the $1.616 billion Credit Facility was committed for outstanding letters of credit.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

3.   Debt - (Continued)

Pursuant to the Credit Facility, interest accrues, at the Company's option: (i) at the London Interbank Offered Rate ("LIBOR"), or (ii) at the base rate of the administrative agent which is generally the higher of the prime commercial lending rate of the administrative agent or the Federal Funds Rate plus 0.50%, in each case plus an interest margin which was 3.00% for LIBOR borrowings and 1.75% for base rate borrowings at June 30, 2000. The applicable interest margins are subject to further downward adjustment upon the reduction of the aggregate borrowings under the Credit Facility. Borrowings under the Credit Facility are secured by a pledge of the stock of the Company's material subsidiaries and by a security interest in substantially all of the assets of the Company and its material domestic subsidiaries. In addition, borrowings under the Credit Facility are guaranteed by a number of the Company's wholly-owned material domestic subsidiaries and these subsidiary guarantees are secured by substantially all of the material domestic subsidiaries' assets. To the extent extensions of credit are made to any subsidiaries of the Company, the obligations of such subsidiaries are guaranteed by the Company. In addition to being entitled to the benefits of the foregoing described collateral and guaranties, outstanding borrowings from time to time under the Supplemental Revolver will be secured by substantially all of the assets and 100% of the stock of the Company's Canadian subsidiary and will be guaranteed by the Canadian subsidiary.

Under terms of the April 14, 2000 amendment to the Credit Facility, the Company was obligated to pay the bank lenders an amendment fee for the April 14, 2000 amendment of 0.50% of the commitments under the Credit Facility as of April 14, 2000, totaling $8.5 million. This fee was paid on May 26, 2000, the closing date of the sale of the Company's Eastpak business ("Eastpak"). (See Note 7.) On November 30, 2000, the Company also must pay an amendment fee previously agreed to for the April 15, 1999 amendment equal to 0.50% of the commitments under the Credit Facility as of April 15, 1999, totaling $8.5 million. An additional amendment fee relating to the April 15, 1999 amendment equal to $8.5 million will be payable to the bank lenders if the aggregate loan and commitment exposure under the Credit Facility is equal to or more than $1.2 billion on November 30, 2000, with such fee being payable on June 30, 2001. The $17 million amendment fee associated with the April 15, 1999 amendment was amortized to interest expense using the straight-line method over the one-year term of the amendment. The $8.5 million amendment fee associated with the April 14, 2000 amendment is being amortized to interest expense using the straight-line method over the one year term of that amendment.

In addition to the above described EBITDA and other tests and ratios, the Credit Facility contains covenants customary for credit facilities of a similar nature, including limitations on the ability of the Company and its subsidiaries, including Coleman, to, among other things, (i) declare dividends or repurchase stock, (ii) prepay, redeem or repurchase debt, incur liens and engage in sale-leaseback transactions, (iii) make loans and investments, (iv) incur additional debt, (v) amend or otherwise alter material agreements or enter into restrictive agreements, (vi) make capital expenditures, (vii) fail to maintain its trade receivable securitization programs, (viii) engage in mergers, acquisitions and asset sales, (ix) engage in certain transactions with affiliates, (x) settle certain litigation, (xi) alter its cash management system and (xii) alter the businesses they conduct. The Credit Facility provides for events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenant, cross-defaults, bankruptcy, material adverse change arising from compliance with ERISA, material adverse judgments, entering into guarantees and change of ownership and control. Furthermore, the Credit Facility requires the Company to prepay loans under the Credit Facility on December 31, 2000 to the extent that cash on hand in the Company's concentration accounts plus the aggregate amount of unused revolving loan commitments on that date exceed $185.0 million.

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

Pursuant to the April 14, 2000 amendment, term loan payments originally scheduled for September 30, 1999 and March 31, 2000 in the amount of $69.3 million on each date are to be made as follows: (i) $69.3 million upon sale of Eastpak, which occurred May 26, 2000, (ii) $30.8 million on November 30, 2000 ($9.8 million of which has already been paid with the proceeds of the sale of Eastpak and certain other asset sales) and (iii) $38.5 million on April 10, 2001. In addition, the April 14, 2000 amendment provides that the payment dates for the $69.3 million term loan payments originally scheduled for each of September 30, 2000 and March 31, 2001 are deferred until April 10, 2001.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

3.   Debt - (Continued)

In March 1998, the Company completed an offering of Debentures due 2018 at a yield to maturity of 5.0% (approximately $2,014 million principal amount at maturity) which resulted in approximately $730 million of net proceeds. The Debentures are exchangeable for shares of the Company's common stock at an initial conversion rate of 6.575 shares for each $1,000 principal amount at maturity of the Debentures, subject to adjustment upon occurrence of certain events. The Debentures are subordinated in right of payment to all existing and future senior indebtedness of the Company. The Debentures are not redeemable by the Company prior to March 25, 2003. On or after such date, the Debentures are redeemable for cash with at least 30 days notice, at the option of the Company. The Company is required to purchase Debentures at the option of the holder as of March 25, 2003, March 25, 2008 and March 25, 2013, at purchase prices equal to the issue price plus accrued original discount to such dates. The Company may, at its option, elect to pay any such purchase price in cash or common stock, or any combination thereof. However, the Credit Facility prohibits the Company from redeeming or repurchasing debentures for cash.

In July 2000, the Company announced an offer to acquire all of the currently outstanding Debentures in exchange (the "Exchange Offer") for newly issued 11.0% Senior Secured Subordinated Debentures due 2011 ("Secured Notes") and shares of Sunbeam common stock. Pursuant to the terms of the Exchange Offer, the Company is offering to issue $173.00 principal amount at maturity of Secured Notes ($149.06 principal amount at issuance) bearing interest at 11% per annum and 17 shares of Sunbeam common stock in exchange for each $1,000 principal amount at maturity of Debentures. Interest on the Secured Notes will be payable semi-annually. The Secured Notes will be partially cash pay until June 15, 2002, and fully cash pay thereafter and will mature on June 15, 2011. The projected principal amount at maturity of the Secured Notes to be issued in the Exchange Offer reflects accretion of original issue discount in respect of 85% and 70% of the aggregate interest payable by the Company under the Secured Notes during years one and two following issuance, respectively, and assumes no prior optional redemptions. The Secured Notes will be senior in right of payment to all of the Company's subordinated debt, including any Debentures that remain outstanding after the Exchange Offer. If 100% of the outstanding Debentures are exchanged in the Exchange Offer, the Company will issue $348.4 million aggregate principal amount at maturity of Secured Notes ($300.2 million principal amount at issuance) and 34,238,000 shares of the Company's common stock. In addition, depending upon the principal amount of Debentures that are exchanged, the Company will recognize an extraordinary gain from the early extinguishment of debt of up to approximately $400 million if 100% of the Debentures are exchanged. The Exchange Offer, which currently expires at 5:00 pm (Eastern Daylight Time) on September 12, 2000, is subject to a number of terms and conditions. Furthermore, the Company has the right to terminate the Exchange Offer, extend the expiration date for the Exchange Offer and/or amend any of the terms or conditions of the Exchange Offer.

The Company believes its borrowing capacity under the Credit Facility, foreign working capital lines, cash flow from the operations of the Company, existing cash and cash equivalent balances, proceeds from its receivable securitization programs, the sale of Eastpak (see Note 7), the proposed sale of its worldwide professional clipper business ("Professional Clippers") (see Note 7), and sales of other non-core assets will be sufficient to support planned working capital needs, planned capital expenditures and scheduled debt service to April 2001. Although management believes they will be successful in obtaining such liquidity, there can be no assurance that the aforementioned sources of funds will be available or if available will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company is unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, borrowing additional funds, restructuring indebtedness, selling other assets or operations or issuing additional shares of capital stock in the Company, and some of such actions would require the consent of the lenders. In addition to the effect on the Company's liquidity, lower than anticipated cash flows from operations, to the extent caused by lower EBITDA, would also result in non-compliance with the cumulative EBITDA covenant set forth in the August 10, 2000 amendment to the Credit Facility. If the Company is unable to satisfy such cumulative EBITDA covenant, the Company would be required to seek a waiver or amendment of such covenant from its lenders. There can be no assurance that any of such actions could be effected, or if so, on terms favorable to the Company, that such actions would enable the Company to continue to satisfy its cash requirements and/or that such actions would be permitted under the terms of the Credit Facility. See "Cautionary Statements".

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

4.   Accounts Receivable Securitization

The Company has entered into a receivable securitization program, which expires March 2001, to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. In March 2000, the Company entered into an amendment to such receivables program to increase this program to $100 million from $70 million. In April 2000, the Company's Coleman and Powermate subsidiaries entered into an additional revolving trade accounts receivable securitization program to sell, without recourse, through a wholly-owned subsidiary of Coleman, up to a maximum of $95 million in trade accounts receivables. These trade accounts receivable programs contain cross-default provisions that provide the purchasers of the receivables an option to cease purchasing receivables if the Company is in default under the Credit Facility. In addition, these agreements contain various other covenants customary for these types of programs, including financial covenants. During the first half of 2000 and 1999, the Company received approximately $456.3 million and $146.3 million, respectively, under these arrangements. At June 30, 2000 and 1999, the Company had reduced accounts receivable by approximately $117.0 million and $38.9 million, respectively, for receivables sold under these programs. Costs of the programs, which primarily consist of the purchasers' financing cost of issuing commercial paper backed by the receivables, totaled $3.3 million and $1.0 million during the first half of 2000 and 1999, respectively, and have been classified as interest expense in the accompanying Condensed Consolidated Statements of Operations. The Company, through wholly-owned subsidiaries, retains collection and administrative responsibilities for the purchased receivables.

5.   Comprehensive Loss

The components of the Company's comprehensive loss are as follows (in thousands):

                                                         Three Months Ended                   Six Months Ended
                                                     ----------------------------       ---------------------------
                                                       June 30,         June 30,          June 30,         June 30,
                                                         2000             1999              2000             1999
                                                     ----------        ----------       ----------        ---------
Net loss.........................................    $ (80,208)        $ (46,946)       $(139,608)        $(107,685)
Foreign currency translation adjustment,
   net of taxes                                           (162)           (1,251)          (6,750)          (10,678)
Change in minimum pension liability..............           --                --               --                --
                                                     ----------        ----------       ----------        ---------
Comprehensive loss...............................    $ (80,370)        $ (48,197)       $(146,358)        $(118,363)
                                                     ==========        ==========       ==========        =========

As of June 30, 2000 and December 31, 1999, "Accumulated other comprehensive loss," as reflected in the Condensed Consolidated Balance Sheets is comprised of the following:

                                                      Currency           Minimum
                                                     Translation         Pension
                                                     Adjustments        Liability          Total
                                                     -----------        ---------          -----
    Balance at June 30, 2000....................      $ (31,995)        $(48,041)        $ (80,036)
    Balance at December 31, 1999................        (25,245)         (48,041)          (73,286)

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

6.   Supplementary Financial Statement Data

Supplementary Balance Sheet data at the end of each period is as follows (in thousands):

                                                     June 30,       December 31,
                                                       2000             1999
                                                    -----------     ------------
              Receivables:
               Trade........................        $  326,967       $  404,905
               Sundry.......................            15,134            3,777
                                                    -----------      ----------
                                                       342,101          408,682
               Valuation allowance..........           (42,339)         (44,344)
                                                    -----------      ----------
                                                    $  299,762       $  364,338
                                                    ===========      ==========
              Inventories:
               Finished goods...............        $  364,348       $  330,179
               Work in process..............            64,944           30,691
               Raw materials and supplies...            89,212           99,810
                                                    -----------      ----------
                                                    $  518,504       $  460,680
                                                    ===========      ==========

Supplementary Statements of Cash Flows data for each period is as follows (in thousands):

                                                             Six Months Ended
                                                         -----------------------
                                                          June 30,      June 30,
                                                            2000          1999
                                                         ----------   ----------
     Cash paid (received) during the period for:
              Interest................................   $  60,570    $  62,084
                                                         ==========   ==========
              Income taxes, net of refunds............   $   1,796    $  (6,358)
                                                         ==========   ==========

7.   Asset Impairment and Other Charges

On August 14, 2000, the Company announced that it intends to sell its Professional Clippers business, which manufacturers and markets professional barber, beauty and animal grooming products under the Oster(R) brand name.

In March 2000, the Company announced its intention to shut down operations at its Glenwillow facility, which manufactures and distributes Mr. Coffee brand coffee makers and coffee filters. These operations were fully consolidated into other existing facilities and the Glenwillow facility was closed as of June 30, 2000. As a result of this decision, the Company recorded a charge of $5.1 million ($3.3 million and $1.8 million in the first and second quarters, respectively) primarily related to the write-off of fixed assets and leasehold improvements, severance costs and contract and lease termination fees. This charge was recorded in SG&A ($0.6 million in each of the first and second quarters of 2000) and Cost of Goods Sold ($2.7 million and $1.2 million in the first and second quarters of 2000, respectively). The closing of this facility resulted in the elimination of approximately 300 positions. The Company incurred additional incremental costs during the second quarter of 2000 of approximately $2.5 million (included in Cost of Goods Sold), primarily related to relocation of certain manufacturing equipment and machinery to other Company manufacturing locations and higher warehousing costs as a result of increased inventory levels to avoid customer supply issues during the plant shut-down. Such amounts were charged to operations as incurred. At June 30, 2000, the Company had $0.9 million of accruals relating to the closing of the Glenwillow facility. It is anticipated that the remaining accrual, which is primarily for severance, will be paid by December 31, 2000.

In January 2000, the Company entered into a long-term licensing agreement with Helen of Troy Ltd. that will allow this company to market and distribute Sunbeam branded retail human hair clippers and trimmers. In connection with this agreement, Helen of Troy Ltd. purchased the inventory of these retail clippers and trimmers in the first quarter of 2000 for $4.4 million. Helen of Troy Ltd. also entered into a licensing agreement to market and distribute Oster(R) branded retail hair clippers and trimmers through April 30, 2001. The Company also agreed to continue to manufacture Oster branded hair clippers and trimmers for Helen of Troy Ltd. until December 31, 2000. Helen of Troy Ltd., a marketing and distribution company in the personal care industry, also holds licenses for other Sunbeam branded personal care products, including hair dryers, curling irons and personal spa products.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

7.   Asset Impairment and Other Charges - (Continued)

In the first quarter of 2000, in connection with the Company's on-going review of its businesses, the decision was made to close the remaining Sunbeam retail stores. As a result of this decision, a charge of $2.5 million, primarily related to the write-off of leasehold improvements, severance and lease termination fees was recorded in the first quarter of 2000. This charge was recorded in SG&A ($2.2 million) and Cost of Goods Sold ($0.3 million). The majority of these stores were closed during the second quarter of 2000 and resulted in the elimination of approximately 60 positions. The Company does not anticipate incurring future additional incremental costs. At June 30, 2000 the Company had $0.5 million of accruals relating to the closing of Sunbeam's retail stores. It is anticipated that the remaining accrual balance, which is primarily for severance, will be paid by December 31, 2000.

During the fourth quarter of 1999, the Company announced its intent to sell Eastpak. In March 2000, the Company entered into the Eastpak Sale Agreement with VF Corporation, which provides for the sale of Eastpak. The sale of Eastpak closed on May 26, 2000, resulting in proceeds of $89.9 million. The final purchase price is subject to certain post-closing adjustments and retention of certain liabilities. The post-closing settlement is expected to be finalized in the third quarter and could impact the final accounting for the transaction. Eastpak, a wholly-owned subsidiary of Coleman, was acquired by the Company in March 1998. Net sales from Eastpak were approximately 5% of consolidated net sales in both the first half of 2000 and 1999. Operating income in the first half of 2000 and 1999 was not significant. In the fourth quarter of 1999, as a result of the Company's change in business strategy for Eastpak, an evaluation for impairment of Eastpak's long-lived assets was performed pursuant to SFAS No.
121. Based upon this analysis, the Company determined that the fair market value of Eastpak's long-lived assets, including intangibles, was less than the carrying value. Accordingly, during the fourth quarter of 1999, the Company adjusted the carrying value of Eastpak's net assets to its estimated fair value (less estimated costs of sale) resulting in a non-cash impairment charge of $52 million. This charge reduced the goodwill associated with Eastpak. The fair market value of Eastpak was determined based upon the purchase price in the Eastpak Sale Agreement (before adjustment). This charge is reflected in SG&A in the fourth quarter of 1999 Consolidated Statements of Operations. Eastpak's results of operations are included in the Company's Outdoor Leisure business group through May 26, 2000.

In the fourth quarter of 1999, in connection with the completion of the Company's strategic planning process for 2000, the decision was made to discontinue a number of products, primarily scales, humidifiers and certain camping stoves, lights and air mattresses, resulting in equipment and tooling that will no longer be utilized by the Company and inventory levels in excess of anticipated sales volume. In addition, as part of the business planning process, which was completed in the fourth quarter of 1999, the Company identified certain other assets that would no longer be required for ongoing operations. Accordingly, a charge of $8.0 million was recorded in the fourth quarter of 1999 in Cost of Goods Sold to write certain of these fixed assets down to their estimated fair market values. Substantially all of this charge related to machinery, equipment and tooling at the Company's Hattiesburg, Mississippi manufacturing facility. These assets were taken out of service at the time of the write-down and were not depreciated further after the write-down. These assets had either a nominal salvage value or no significant remaining carrying value as of December 31, 1999 and are expected to be disposed by September 30, 2000. Depreciation expense associated with these assets approximated $0.9 million for the year ended 1999. During the fourth quarter of 1999 the Company also decided to discontinue certain grill and grill accessory stock keeping units ("SKUs"). As a result of this decision, the Company reduced the economic useful life associated with the machinery, equipment and tooling used for these SKUs. Approximately $3 million of additional depreciation expense was recorded over the fourth quarter of 1999 from the time the decision was made to exit the product line until production ceased at December 31, 1999 and resulted in the affected assets being fully depreciated. Depreciation expense associated with these assets was $4.6 million for the year ended 1999. These assets were disposed of during the first half of 2000, and the Company did not generate significant proceeds as a result of the disposals. Additionally, as a result of the Company's decision to discontinue certain camping stoves, lights, air mattresses, scales and humidifiers, a $3.0 million charge was recorded during the fourth quarter of 1999 to properly state this inventory at the lower-of-cost-or-market. The Company also recognized approximately $0.8 million related to certain other product lines to properly state the inventory at the lower-of-cost-or-market. These charges for excess inventories were based upon management's best estimate of net realizable value.

At June 30, 2000 and December 31, 1999, the Company had $0.6 and $0.9 million of restructuring accruals, respectively relating to its 1996 restructuring plan. The $0.6 million accrued at June 30, 2000 was comprised of $0.4 million relating to lease payments and termination fees and $0.2 million relating to discontinued operations. It is anticipated that the remaining restructuring accrual of $0.6 million will be paid through 2006.

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

                                                                   Outdoor
                                                    Household      Leisure     International   Corporate       Total
                                                   -----------   -----------   -------------  -----------   -----------
Six Months Ended June 30, 2000
    Net sales to unaffiliated customers..........  $   302,558   $   525,083    $  318,330    $     2,725   $ 1,148,696
    Intersegment net sales.......................       37,732        85,384         1,229             --       124,345
    Segment earnings (loss)......................        6,346        35,431        34,792        (44,061)       32,508
    Segment depreciation expense.................       12,180        18,093         2,749          4,509        37,531

Six Months Ended June 30, 1999
    Net sales to unaffiliated customers..........  $   315,338   $   556,824    $  305,289    $     7,422   $ 1,184,873
    Intersegment net sales.......................       34,923        84,853         5,867             --       125,643
    Segment earnings (loss)......................        5,715        51,345        33,359        (45,548)       44,871
    Segment depreciation expense.................       13,164        17,933         2,742          3,050        36,889

Segment Assets
    June 30, 2000................................  $   641,755   $ 1,710,726    $  403,321    $   322,667   $ 3,078,469
    December 31, 1999............................      707,436     1,707,559       385,200        332,154     3,132,349

Set forth below is a reconciliation of selected segment information to Sunbeam's consolidated totals:

                                                                                            Six Months Ended
                                                                                     June 30, 2000     June 30, 1999
                                                                                     -------------     -------------
Net sales:
Net sales for reportable segments...............................................      $ 1,273,041       $ 1,310,516
Elimination of intersegment net sales...........................................         (124,345)         (125,643)
                                                                                      ------------      ------------
   Consolidated net sales.......................................................      $ 1,148,696       $ 1,184,873
                                                                                      ============      ============
Segment earnings (loss):
Total earnings for reportable segments..........................................      $    32,508       $    44,871
Unallocated amounts:
   Interest expense.............................................................         (105,861)          (88,298)
   Other expense, net...........................................................           (4,700)             (600)
   Amortization of intangible assets............................................          (26,720)          (27,119)
   Year 2000 related expenses...................................................               --           (13,505)
   Glenwillow closing  (Note 7).................................................           (7,572)               --
   Retail stores closings (Note 7)..............................................           (2,544)               --
   Restatement-related litigation expense (Note 9)..............................          (21,916)           (3,636)
   Purchase accounting adjustment...............................................           (4,280)               --
   Insurance recovery...........................................................           10,000                --
   Other charges................................................................             (328)           (1,933)
                                                                                      ------------      ------------
                                                                                         (163,921)         (135,091)
                                                                                      ------------      ------------
   Consolidated loss before income taxes,
      minority interest and extraordinary charge................................      $  (131,413)      $   (90,220)
                                                                                      ============      ============

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

On June 16, 1998, the court entered an order consolidating all these suits and all similar class actions subsequently filed (collectively, the "Consolidated Federal Actions"). On January 6, 1999, plaintiffs filed a consolidated amended class action complaint against the Company, some of its present and former directors and former officers, and Arthur Andersen. The consolidated amended class action complaint alleges, among other things, that defendants made material misrepresentations and omissions regarding the Company's business operations and future prospects in an effort to artificially inflate the price of the Company's common stock and call options, and that, in violation of section 20(a) of the Exchange Act, the individual defendants exercised influence and control over the Company, causing the Company to make material misrepresentations and omissions. The consolidated amended complaint seeks an unspecified award of money damages. In February 1999, plaintiffs moved for an order certifying a class consisting of all persons and entities who purchased the Company's common stock or who purchased call options or sold put options with respect to the Company's common stock during the period April 23, 1997 through June 30, 1998, excluding the defendants, their affiliates, and employees of the Company. Defendants have opposed that motion. In March 1999, all defendants who had been served with the consolidated amended class action complaint moved to dismiss it and the court granted the motion only as to certain non-employee current and former directors and a former officer, and denied it as to the other defendants. Arthur Andersen has filed counterclaims against the Company, and a third-party complaint against a former director of the Company and against unnamed third party corporations. On July 31, 2000, the court dismissed the former director from Arthur Anderson's counterclaims. On June 30, 2000, the plaintiffs filed a second amended complaint against most of the same defendants (although two of the Company's former outside directors were not included as defendants in the second amended complaint) alleging the same principal claims as the prior amended complaint described above.

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

During 1998, purported class action and derivative lawsuits were filed in the Court of Chancery of the State of Delaware in New Castle County and in the U.S. District Court for the Southern District of Florida by stockholders of the Company against the Company, MacAndrews & Forbes and some of the Company's present and former directors. These complaints allege, among other things, that the defendants breached their fiduciary duties when the Company entered into a settlement agreement with the MacAndrews & Forbes subsidiary that sold the Company a controlling interest in Coleman. In such settlement agreement, the MacAndrews & Forbes subsidiary released the Company from threatened claims arising out of the Company's acquisition of its interest in Coleman, and MacAndrews & Forbes agreed to provide management support to the Company. Under the settlement agreement, the MacAndrews & Forbes subsidiary was granted a warrant expiring August 24, 2003 to purchase up to an additional 23 million shares of the Company's common stock at an exercise price of $7 per share, subject to anti-dilution provisions. The derivative actions filed in the Delaware Court of Chancery were consolidated. The plaintiffs voluntarily dismissed this action. The action filed in the U.S. District Court for the Southern District of Florida has been dismissed. In April 2000, a complaint was filed in the U.S. District Court for the Southern

District of Florida against the Company, certain current and former directors, Messrs. Dunlap and Kersh and MacAndrews & Forbes alleging, among other things, that certain of the defendants breached their fiduciary duty when the Company entered into a settlement agreement with MacAndrews & Forbes, and certain of the defendants breached their fiduciary duty and wasted corporate assets by, among other things, issuing materially false and misleading statements regarding the Company's financial condition. The plaintiff in this action seeks, among other things, recission of the warrants issued to MacAndrews & Forbes and an injunction preventing the issuance of warrants and damages. The defendants, other than Messrs. Dunlap and Kersh, have filed a motion to dismiss this complaint.

In September 1998, an action was filed in the 56th Judicial District Court of Galveston County, Texas alleging various claims in violation of the Texas Securities Act and Texas Business & Commercial Code as well as common law fraud as a result of the Company's alleged misstatements and omissions regarding the Company's financial condition and prospects during a period beginning May 1, 1998 and ending June 16, 1998, in which the U.S. National Bank of Galveston, Kempner Capital Management, Inc. and Legacy Trust Company engaged in transactions in the Company's common stock on their own behalf and on behalf of their respective clients. The Company is the only named defendant in this action. The complaint requests recovery of compensatory damages, punitive damages and expenses in an unspecified amount. This action was subsequently transferred to the U.S. District Court for the Southern District of Florida and consolidated with the Consolidated Federal Actions. On July 7, 2000, the plaintiffs in this case filed a motion for partial summary judgment on their Texas state law claims, and the Company has filed a motion to strike such summary judgment motion as being barred by the Order consolidating such case with the Consolidated Federal Actions. If the Company's motion is denied, the Company intends to oppose the plaintiffs' summary judgment motion.

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

The Company has been named as a defendant in an action filed in the District Court of Tarrant County, Texas, 48th Judicial District, on November 20, 1998. The plaintiffs in this action are purchasers of the debentures. The plaintiffs allege that the Company violated the Texas Securities Act and the Texas Business & Commercial Code and committed state common law fraud by materially misstating the financial position of the Company in connection with the offering and sale of the Debentures. The complaint seeks rescission, as well as compensatory and exemplary damages in an unspecified amount. The Company specially appeared to assert an objection to the Texas court's exercise of personal jurisdiction over the Company, and a hearing on this objection took place in April 1999. Following the hearing, the court entered an order granting the Company's special appearance and dismissing the case without prejudice. The plaintiffs appealed, which appeal was denied. The plaintiffs have appealed to the Texas Supreme Court.

On February 9, 1999, Messrs. Dunlap and Kersh filed with the American Arbitration Association demands for arbitration of claims under their respective employment agreements with the Company. Messrs. Dunlap and Kersh are requesting a finding by the arbitrator that the Company terminated their employment without cause and that they should be awarded certain benefits based upon their respective employment agreements. The Company has answered the arbitration demands of Messrs. Dunlap and Kersh and has filed counterclaims seeking, among other things, the return of all consideration paid, or to be paid, under the February 1998 Employment Agreements between the Company and Messrs. Dunlap and Kersh. An answer was filed by Messrs. Dunlap and Kersh generally denying the Company's counterclaim. Discovery is pending and the arbitration hearings are scheduled to commence in the middle of September 2000.

On September 13, 1999, an action naming the Company and Arthur Andersen as defendants was filed in the Circuit Court for Montgomery County, Alabama. The plaintiffs in this action are purchasers of the Company's common stock during the period March 19, 1998 through May 6, 1998. The plaintiffs allege, among other things, that the defendants violated the Alabama Securities Laws. The plaintiffs seek compensatory and punitive damages in an unspecified amount. Arthur Andersen has filed a cross claim against the Company for contribution and indemnity. The Company has filed a motion to dismiss. In May 2000, the plaintiffs in this action filed an amended complaint, which added allegations of violations of the federal securities laws. This action was transferred to and consolidated with the Consolidated Federal Actions.

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

Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees for defending such actions. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs and other significant factors which vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. As of June 30, 2000, the Company had established accruals for litigation matters of $40.7 million (representing $10.1 million and $30.6 million for estimated damages or settlement amounts and legal fees, respectively), and $24.3 million as of December 31, 1999 (representing $9.6 million and $14.7 million for estimated damages or settlement amounts and legal fees, respectively). It is anticipated that the $40.7 million accrual at June 30, 2000 will be paid as follows: $22.3 million in 2000, and $18.4 million in 2001. The Company believes, based on information available on June 30, 2000, that anticipated probable costs of litigation matters existing as of June 30, 2000 have been adequately reserved to the extent determinable.

The Company recorded an additional $21.9 million and $3.7 million in the second quarter of 2000 and 1999, respectively, for defense costs for restatement-related litigation. The $21.9 million charge reflects the Company's current estimate of additional defense costs through June 2001. The Company's estimate of the additional defense costs was based primarily upon actual defense costs experienced in the second quarter of 2000 and a projection of expected future costs through the various trial dates of such litigations based on such costs to date (which are considered to be representative of the expected future costs).

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

In addition to ongoing environmental compliance at its operations, the Company also is actively engaged in environmental remediation activities, many of which relate to divested operations. As of June 30, 2000, the Company has been identified by the United States Environmental Protection Agency ("EPA") or a state environmental agency as a potentially responsible party ("PRP") in connection with seven sites subject to the federal Superfund Act and five sites subject to state Superfund laws comparable to the federal law (collectively the "Environmental Sites"), exclusive of sites at which the Company has been designated (or expects to be designated) as a de minimis (less than 1%) participant.

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

The Company has established reserves to cover the anticipated probable costs of investigation and remediation, based upon periodic reviews of all sites for which the Company has, or may have remediation responsibility. The Company accrues environmental investigation and remediation costs when it is probable that a liability has been incurred, the amount of the liability can be reasonably estimated and the Company's responsibility for the liability is established. Generally, the timing of these accruals coincides with the earlier of formal commitment to an investigation plan, completion of a feasibility study or the Company's commitment to a formal plan of action. As of June 30, 2000 and December 31, 1999, the Company's environmental reserves were $19.6 million (representing $17.6 million for the estimated costs of facility investigations, corrective measure studies, or known remedial measures, and $2.0 million for estimated legal costs) and $19.9 million (representing $18.2 million for the estimated costs of facility investigations, corrective measure studies, or known remedial measures, and $1.7 million for estimated legal costs), respectively. It is anticipated that the $19.6 million accrual at June 30, 2000 will be paid as follows: $2.8 million in 2000, $3.3 million in 2001, $2.6 million in 2002, $0.7 million in 2003, $0.7 million in 2004 and $9.5 million thereafter. The Company has accrued its best estimate of investigation and remediation costs based upon facts known to the Company at such dates and because of the inherent difficulties in estimating the ultimate amount of environmental costs, which are further described below, these estimates may materially change in the future as a result of the uncertainties described below. Estimated costs, which are based upon experience with similar sites and technical evaluations, are judgmental in nature and are recorded at undiscounted amounts without considering the impact of inflation and are adjusted periodically to reflect changes in applicable laws or regulations, changes in available technologies and receipt by the Company of new information. It is difficult to estimate the ultimate level of future environmental expenditures due to a number of uncertainties surrounding environmental liabilities. These uncertainties include the applicability of laws and regulations, changes in environmental remediation requirements, the enactment of additional regulations, uncertainties surrounding remediation procedures including the development of new technology, the identification of new sites for which the Company could be a PRP, information relating to the exact nature and extent of the contamination at each site and the extent of required cleanup efforts, the uncertainties with respect to the ultimate outcome of issues which may be actively contested and the varying costs of alternative remediation strategies. The Company continues to pursue the recovery of some environmental remediation costs from certain of its liability insurance carriers; however, such potential recoveries have not been offset against potential liabilities and have not been considered in determining the Company's environmental reserves.

Due to uncertainty over remedial measures to be adopted at some sites, the possibility of changes in environmental laws and regulations and the fact that joint and several liability with the right of contribution is possible at federal and state Superfund sites, the Company's ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of June 30, 2000.

The Company believes, based on information available as of June 30, 2000 for sites where costs are estimable, that the costs of completing environmental remediation of all sites for which the Company has a remediation responsibility have been adequately reserved and that the ultimate resolution of these matters will not have a material adverse effect upon the Company's financial condition, results of operations or cash flows.

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

Exchange Offer

In July 2000, the Company announced an offer to acquire all of the currently outstanding zero coupon debentures due 2018 (the "Debentures") in exchange (the "Exchange Offer") for newly issued 11.0% Senior Secured Subordinated Debentures due 2011 ("Secured Notes") and shares of Sunbeam common stock. Pursuant to the terms of the Exchange Offer, the Company is offering to issue $173.00 principal amount at maturity of Secured Notes ($149.06 principal amount at issuance) bearing interest at 11% per annum and 17 shares of Sunbeam common stock in exchange for each $1,000 principal amount at maturity of Debentures. Interest on the Secured Notes will be payable semi-annually. The Secured Notes will be partially cash pay until June 15, 2002, and fully cash pay thereafter and will mature on June 15, 2011. The projected principal amount at maturity of the Secured Notes to be issued in the Exchange Offer reflects accretion of original issue discount in respect of 85% and 70% of the aggregate interest payable by the Company under the Secured Notes during years one and two following issuance, respectively, and assumes no prior optional redemptions. The Secured Notes will be senior in right of payment to all of the Company's subordinated debt, including any Debentures that remain outstanding after the Exchange Offer. If 100% of the outstanding Debentures are exchanged in the Exchange Offer, the Company will issue $348.4 million aggregate principal amount at maturity of Secured Notes ($300.2 million principal amount at issuance) and 34,238,000 shares of the Company's common stock. In addition, depending upon the principal amount of Debentures that are exchanged, the Company will recognize an extraordinary gain from the early extinguishment of debt of up to approximately $400 million if 100% of the Debentures are exchanged. The Exchange Offer, which currently expires at 5:00 pm (Eastern Daylight Time) on September 12, 2000, is subject to a number of terms and conditions. The Company has the right to terminate the Exchange Offer, extend the expiration date for the Exchange Offer or amend any of the terms or conditions of the Exchange Offer.

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

In January 2000, pursuant to a merger agreement dated as of February 27, 1998, the Company acquired the remaining publicly held Coleman shares in a merger transaction in which the remaining Coleman stockholders (other than stockholders who are seeking appraisal rights under Delaware law) received 0.5677 of a share of the Company's common stock and $6.44 in cash for each share of Coleman common stock they owned, aggregating approximately 6.7 million shares of the Company's common stock and $87 million in cash. The approximate $87 million aggregate cash payment included $4.8 million related to the cash out of remaining Coleman employee options, in accordance with the merger agreement, which occurred in December 1999. In addition, pursuant to a court approved settlement of claims by Coleman public stockholders the Company issued to such Coleman public stockholders (other than such stockholders who are seeking appraisal rights under Delaware law), warrants expiring August 24, 2003 to purchase 4.98 million shares of the Company's common stock at $7.00 per share less approximately 498,000 warrants issued to the plaintiffs' attorneys for their fees and expenses. These warrants, which generally have the same terms as the warrants previously issued to M&F's subsidiary (see Note 9 to the Condensed Consolidated Financial Statements) were issued when the consideration was paid for the Coleman merger. The total consideration given for the purchase of the remaining publicly held Coleman shares was valued at $146 million.

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

Divestitures

Clippers Businesses

On August 14, 2000, the Company announced that it intends to sell its worldwide professional clipper business which manufacturers and markets professional barber, beauty and animal grooming products under the Oster(R) brand name ("Professional Clippers").

In January 2000, the Company entered into a long-term licensing agreement with Helen of Troy Ltd. that will allow this company to market and distribute Sunbeam branded retail human hair clippers and trimmers. In connection with this agreement, Helen of Troy Ltd. purchased the inventory of these retail clippers and trimmers in the first quarter of 2000 for $4.4 million. Helen of Troy Ltd. also entered into a licensing agreement to market and distribute Oster(R) branded hair clippers and trimmers through April 30, 2001. The Company also agreed to continue to manufacture Oster branded hair clippers and trimmers until December 31, 2000. Helen of Troy Ltd., a marketing and distribution company in the personal care industry, also holds licenses for other Sunbeam branded personal care products, including hair dryers, curling irons and personal spa products.

Eastpak Business

During the fourth quarter of 1999, the Company announced its intent to sell Eastpak. In March 2000, the Company entered into the Eastpak Sale Agreement with VF Corporation, which provides for the sale of Eastpak. The sale of Eastpak closed on May 26, 2000, resulting in proceeds of $89.9 million. The final purchase price is subject to certain post-closing adjustments and retention of certain liabilities. The post-closing settlement is expected to be finalized in the third quarter and could impact the final accounting for the transaction. Eastpak, a wholly-owned subsidiary of Coleman, was acquired by the Company in March 1998. Net sales from Eastpak were approximately 5% of consolidated net sales in both the first half of 2000 and 1999. Operating income in the first half of 2000 and 1999 was not significant. In the fourth quarter of 1999, as a result of the Company's change in business strategy for Eastpak, an evaluation for impairment of Eastpak's long-lived assets was performed pursuant to SFAS No.
121. Based upon this analysis, the Company determined that the fair market value of Eastpak's long-lived assets, including intangibles, was less than the carrying value. Accordingly, during the fourth quarter of 1999, the Company adjusted the carrying value of Eastpak's net assets to its estimated fair value (less estimated costs of sale) resulting in a non-cash impairment charge of $52 million. This charge reduced the goodwill associated with Eastpak. The fair market value of Eastpak was determined based upon the purchase price in the Eastpak Sale Agreement (before adjustment). This charge is reflected in SG&A in the fourth quarter of 1999 Consolidated Statements of Operations. Eastpak's results are included in the Company's Outdoor Leisure business group through May 26, 2000.

Significant and Unusual Charges

Consolidated operating results for 2000 and 1999 were impacted by a number of significant and unusual charges. Operating income (loss), adjusted for these items, is summarized in the following table and succeeding narrative.

                                                                  As Reported
                                                 ----------------------------------------------
                                                  Three Months Ended        Six Months Ended
                                                 ---------------------   ----------------------
                                                 June 30,     June 30,    June 30,     June 30,
                                                   2000         1999        2000         1999
                                                 --------     --------   ---------    ---------
(Amounts in millions)
Net sales - As reported......................    $ 609.6      $ 660.9    $1,148.7     $1,184.9
    Divested businesses......................      (21.4)       (34.0)      (44.5)       (57.4)
      Adjusted net sales.....................      588.2        626.9     1,104.2      1,127.5

Gross margin - As reported...................      152.0        173.7       285.3        300.2
    Divested businesses......................       (6.8)       (12.2)      (15.0)       (21.2)
Significant and unusual adjustments:
    Glenwillow plant closure.................        3.7            -         6.4            -
    Retail store closings....................          -            -         0.3            -
    Purchase accounting......................          -            -         4.3            -
                                                 --------     --------   ---------    ---------
      Adjusted gross margin..................      148.9        161.5       281.3        279.0
      Adjusted gross margin percentage.......      25.3%        25.8%       25.5%        24.7%

Selling, general and administrative
   expense ("SG&A") - As reported............      170.4        160.3       306.2        301.5
    Divested businesses......................       (5.7)        (9.4)      (13.7)       (17.9)
Significant and unusal adjustments:
    Glenwillow plant closure.................       (0.6)           -        (1.2)           -
    Retail store closings....................          -            -        (2.2)           -
    Restatement related litigation...........      (21.9)        (3.7)      (21.9)        (3.7)
    Environmental reserve adjustments........       (0.3)        (0.5)       (0.3)        (0.5)
    Insurance recovery.......................          -            -        10.0            -
    Year 2000 and systems initiatives
       expenses..............................          -         (5.4)          -        (13.5)
    Contract termination expense and other...          -         (0.3)          -         (1.4)
                                                 --------     --------   ---------    ---------
      Adjusted SG&A expense..................      141.9        141.0       276.9        264.5
                                                 --------     --------   ---------    ---------
Adjusted operating income....................    $   7.0      $  20.5     $   4.4      $  14.5
                                                 ========     ========   =========    =========

The results from operations for the three and six month periods ending June 30, 2000 and 1999 are adjusted to exclude the results of the Retail Clipper business and the Eastpak business, which were divested in the first and second quarters of 2000, respectively. Presentation of results for the periods presented excluding the divested businesses is provided to enhance comparability between the periods presented.

Glenwillow plant closure

In March 2000, the Company announced its intention to shut down operations at its Glenwillow facility, which manufactures and distributes Mr. Coffee brand coffee makers and coffee filters. These operations were fully consolidated into other existing facilities and the Glenwillow facility was closed as of June 30, 2000. As a result of this decision, the Company recorded a charge of $5.1 million ($3.3 million and $1.8 million in the first and second quarters, respectively) primarily related to the write-off of fixed assets and leasehold improvements, severance costs and contract and lease termination fees. This charge was recorded in SG&A ($0.6 million in each of the first and second quarters of 2000) and Cost of Goods Sold ($2.7 million and $1.2 million in the first and second quarters of 2000, respectively). The closing of this facility resulted in the elimination of approximately 300 positions. The Company incurred additional incremental costs during the second quarter of 2000 of approximately $2.5 million (included in Cost of Goods Sold), primarily related to relocation of certain manufacturing equipment and machinery to other Company manufacturing locations and higher warehousing costs as a result of increased inventory levels to avoid customer supply issues during the plant shut-down. Such amounts were charged to operations as incurred. At June 30, 2000, the Company had $0.9 million of accruals relating to the closing of the Glenwillow facility. It is anticipated that the remaining accrual, which is primarily for severance, will be paid by December 31, 2000.

Retail store closings

In the first quarter of 2000, in connection with the Company's on-going review of its businesses, the decision was made to close the remaining Sunbeam retail stores. As a result of this decision, a charge of $2.5 million, primarily related to the write-off of leasehold improvements, severance and lease termination fees was recorded in the first quarter of 2000. This charge was recorded in SG&A ($2.2 million) and Cost of Goods Sold ($0.3 million). The majority of these stores were closed during the second quarter of 2000 and resulted in the elimination of approximately 60 positions. The Company does not anticipate incurring future additional incremental costs. At June 30, 2000 the Company had $0.5 million of accruals relating to the closing of Sunbeam's retail stores. It is anticipated that the remaining accrual balance, which is primarily for severance, will be paid by December 31, 2000.

Purchase accounting

The Company recorded the Coleman acquisition using the purchase method of accounting. In accordance with this accounting method, inventory pertaining to the acquisition of the remaining approximately 20% minority interest in Coleman was recorded at fair value. The fair value of the inventory exceeded the book value reflected on the balance sheet of the acquired company as of the acquisition date. The excess of the fair value of inventory over its pre-acquisition book value was recorded in cost of sales as the inventory was sold. The non-recurring impact of this purchase accounting adjustment was $4.3 million in the first quarter of 2000.

Restatement-related litigation

By letter dated June 17, 1998, the staff of the Division of Enforcement of the Securities and Exchange Commission ("SEC") advised the Company that it was conducting an informal inquiry into the Company's accounting policies. The Company is also involved in significant litigation, including class and derivative actions relating to events which led to the restatement of its consolidated financial statements, the issuance of the warrant to M&F, the sale of the Debentures and the employment agreements of Messrs. Dunlap and Kersh. The foregoing investigation and litigation are collectively referred to as "restatement-related litigation". The Company recorded an additional $21.9 million and $3.7 million in the second quarter of 2000 and 1999, respectively, for defense costs for restatement-related litigation. The $21.9 million charge reflects the Company's current estimate of additional defense costs through June 2001. The Company's estimate of the additional defense costs was based primarily upon actual defense costs experienced in the second quarter of 2000 and a projection of expected future costs through the various trial dates of such litigations based on such costs to date (which are considered to be representative of the expected future costs).

Insurance recovery

In the first quarter of 2000, the Company settled one of its claims related to its directors' and officers' liability insurance policies pursuant to which, among other things, the insurer reimbursed the Company for $10 million of defense costs, which was the limit of the policy at issue. This reimbursement is included in SG&A in the first quarter of 2000.

Environmental Reserve Adjustments

During the second quarter of 2000 and 1999, the Company recorded additional environmental reserves of $0.3 million and $0.5 million, respectively, primarily related to divested operations.

Year 2000 and systems initiatives expenses

See "Year 2000 Disclosure" within this Item II - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Contract termination and other

In the first quarter of 1999, the Company recorded a charge of $0.8 million relating to the renegotiations of a contract with one of the Company's trademark licensees. In addition, approximately $0.6 million was recorded ($0.3 million in both the first and second quarters of 1999) as a result of management's strategic decision to close a warehouse in Mexico.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Consolidated net sales for the three months ended June 30, 2000 and 1999 were $609.6 million and $660.9 million respectively, a decrease of $51.3 million or approximately 8%. Excluding the impact of divested businesses, net sales for the second quarter of 2000 decreased $38.7 million or 6.2% as compared to the same period in the prior year. This variance was primarily due to a decrease in revenue from products with unusually high 1999 sales which the Company believes was driven by year 2000 concerns ("Year 2000 Products") in the Outdoor Leisure business. The Company believes that sales of its products were also adversely affected by a reduction in retailer replenishment during May and June 2000 due to weaker retail sales during such time period, and the Company is unable to predict whether such weaker retail sales will continue. Net sales for the Outdoor Leisure group decreased $42.5 million to $295.6 million in the second quarter of 2000. Excluding the domestic net sales of Eastpak for both the 2000 and 1999 periods, net sales decreased $36.3 million or 11.1% as compared to the second quarter of 1999. This decrease is largely attributable to the reduction in sales of Year 2000 Products, specifically Powermate(R) generators and to a lesser extent, Coleman cooking and lighting products. The Company believes that the decline in revenue from Powermate is a result of a combination of factors that have impacted the portable generator category generally during 2000, including weather conditions and the effect of Year 2000 related sales in the second half of 1999. Excluding Year 2000 Products sales from both periods presented, revenue from Coleman products increased over the prior year, largely driven by sales of inflatable furniture and coolers. Subject to weather conditions in the second half, which could positively impact sales of Powermate and Coleman products, sales of Year 2000 Products by Powermate and Coleman are expected to continue to lag behind 1999 for the balance of the year as a result of the positive impact that Year 2000 related concerns had on 1999 sales levels. Outdoor cooking product net sales increased approximately $8 million in the 2000 period as compared to the second quarter of 1999 largely due to the introduction of Coleman(R) branded gas grills and grill accessories. Household net sales decreased $13.5 million, or 8.9%, to $137.7 million in the second quarter of 2000 as compared to the same period in the prior year. Excluding the net sales of the Retail Clipper business for both the 2000 and 1999 periods, net sales decreased $11.5 million or approximately 8% as compared to the second quarter of 1999. The decrease in revenue in the second quarter of 2000 as compared to the same period in the prior year is primarily attributable to decreases in sales of health products and retail scales. Partially offsetting this decrease is continued improvement in sales of appliances, primarily driven by increased sales of blenders and beverage brewers. International net sales increased $8.5 million to $174.2 million in the second quarter of 2000. Excluding the international net sales of Eastpak for both the 2000 and 1999 periods, net sales increased $12.9 million or 8.5% as compared to the second quarter of 1999. Net sales in Latin America increased as a result of higher levels of sales of appliances. Increased net sales in Japan and Asia Pacific driven by sales of outdoor recreation products, partially offset by decreases in net sales in Canada as a result of lower levels of sales of Powermate generators, account for the remainder of the International sales increase.

Gross margin for the second quarter in 2000 was $152.0 million or $21.7 million lower than the comparable period in 1999. Excluding the effects of divestitures and significant and unusual items, as summarized above under "Significant and unusual charges", adjusted gross margin was $148.9 million in the second quarter of 2000 or $12.6 million lower than the comparable period in 1999. As a percentage of adjusted net sales, adjusted gross margin was approximately 25.3% in the second quarter of 2000 which is consistent with second quarter 1999 adjusted gross margin. The $12.6 million decrease in gross margin, as adjusted for unusual charges, is largely reflective of the lower sales experienced during the second quarter of 2000 as compared to the same period in the prior year. Excluding the gross margins on the Year 2000 Products, which are higher than the overall average gross margin on the products the Company offers, adjusted gross margin in the second quarter of 2000 improved over the same period in the prior year.

SG&A expense in the second quarter of 2000 was $170.4 million, representing a 6.3% increase over the same period in the prior year. Excluding the effects of divestitures and significant and unusual items, as summarized above under "Significant and Unusual Charges", SG&A expense for 2000 was consistent with the same period in 1999. As a percentage of adjusted net sales, SG&A as adjusted for the effects of significant and unusual items, increased to 24.1% in the second quarter of 2000 from 22.5% in the same period in the prior year. This increase is largely attributable to increased spending related to research and development ("R&D") costs and advertising and marketing, which increased $3.1 million and $7.9 million, respectively, in the second quarter of 2000 as compared to the same period in the prior year and lower net sales. The higher levels of R&D costs relate to new product development, including "Smart Products", which the Company plans to offer through its Thalia subsidiary in 2001. The increases in advertising and marketing relate to new product introductions, including Coleman branded grills and grill accessories and outdoor recreation products. The variance in advertising and marketing expenses on a year-over-year basis are also impacted by the timing of 1999 programs for the Outdoor Leisure group, which largely occurred in the second half of the year. This increase in SG&A is partially offset by certain 1999 expenses which did not reoccur in 2000 and by the reduction of volume driven selling and administrative costs as a result of the lower levels of sales in the second quarter of 2000 as compared to the same period in the prior year. These 1999 expenses include higher bad debt expense (approximately $4 million) and higher costs associated with Sunbeam retail stores.

Consolidated operating results for the second quarters of 2000 and 1999, were a loss of $18.3 million in 2000 and a profit of $13.5 million in 1999. Operating results for the second quarters of 2000 and 1999, as adjusted, were a profit of $7.0 million and a profit of $20.5 million. The variance in operating results for the second quarter of 2000 as compared to the same period in the prior year resulted from the factors discussed above.

Interest expense in the second quarter of 2000 was $53.4 million as compared to $45.5 million in the same period in the prior year. Approximately half of this increase is attributable to higher levels of borrowings during the second quarter of 2000. The increased level of borrowings was primarily attributable to borrowings to fund the completion of the Coleman merger in January 2000 and for working capital purposes. The balance of the increase was driven by the impact of higher interest rates during the 2000 period and the amortization of the loan amendment fee (approximately $1.6 million) the Company is obligated to pay under the terms of the Credit Facility. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the loan amendment fee.

Other expense, net of $2.1 million for the second quarter of 2000 included approximately $2 million representing foreign exchange losses principally at the Company's operations in Mexico and Europe. Other expense, net of $0.7 million for the second quarter of 1999 includes approximately $0.5 million related to unused facility fees.

The minority interest reported for the second quarter of 1999 primarily relates to the minority interest held in Coleman by minority shareholders.

Tax expense recorded in the second quarter of 2000 totaled $6.3 million, of which $1.3 million related to Eastpak and the remainder related primarily to taxes on foreign income. Approximately $6 million of the $7.3 million income tax expense recorded in the second quarter of 1999 related to a U.S. tax liability generated by Coleman as a separate U.S. tax filing entity. In July 1999, the Company acquired a sufficient ownership interest in Coleman to permit it and Coleman to file consolidated U.S. tax returns with Coleman for all future periods. The remaining tax expense recorded in the second quarter of 1999 related to taxes on foreign income. No net tax benefit was recorded on the Company's losses in either year as it is management's assessment that the Company cannot demonstrate that it is more likely than not that deferred tax assets resulting from these losses would be realized through future taxable income.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Net sales for the six months ended June 30, 2000 and 1999 were $1,148.7 million and $1,184.9 million respectively, representing a decrease of $36.2 million or approximately 3%. Excluding the impact of divested businesses, adjusted net sales for the first half of 2000 decreased $23.3 million or 2.1% as compared to the same period in the prior year. This variance was primarily due to decreases in revenue from Year 2000 Products in the Outdoor Leisure business. The Company believes that sales of its products were also adversely affected by a reduction in retailer replenishment during May and June 2000 due to weaker retail sales during such time period, and the Company is unable to predict whether such weaker retail sales will continue. These decreases in revenues were partially offset by increases in sales of outdoor cooking products and revenue increases in the International business segment. Net sales for the Outdoor Leisure group decreased $31.7 million to $525.1 million in the first half of 2000. Excluding the domestic net sales of Eastpak for both the 2000 and 1999 periods, net sales decreased $25.7 million or 4.7% as compared to the first half of 1999. This decrease is largely attributable to the reduction in sales of Year 2000 Products, as discussed above. Excluding the sales of Year 2000 Products, revenue from Coleman products increased over the prior year, largely driven by sales of inflatable furniture and coolers. Outdoor cooking product net sales increased approximately $25 million in the 2000 period as compared to the first half of 1999 largely due to the introduction of Coleman(R) branded gas grills and grill accessories. Household net sales decreased $12.8 million, or 4%, to $302.6 million in the first half of 2000 as compared to the same period in the prior year. Excluding the net sales of the Retail Clipper business for both the 2000 and 1999 periods, net sales decreased $10.6 million or 3.5% as compared to the first half of 1999. The decrease in revenue in the second quarter of 2000 as compared to the same period in the prior year is primarily attributable to decreases in sales of health products, retail scales and First Alert products. Partially offsetting these decreases is strength in sales of appliances, primarily driven by increased sales of blenders and Mr. Coffee products. International net sales increased $13.0 million to $318.3 million in the first half of 2000. Excluding the international net sales of Eastpak for both the 2000 and 1999 periods, net sales increased $17.7 million or 6.4% as compared to the first half of 1999. The variance in International net sales in the 2000 period is primarily attributable to increases in net sales in Latin America resulting from higher levels of sales of appliances and increased net sales in Japan driven by sales of outdoor recreation products. These increases are partially offset by decreases in net sales in Canada as a result of lower levels of sales of Powermate generators.

Gross margin for the first half of 2000 was $285.3 million or $14.9 million lower than the comparable period in 1999. Excluding the effects of divested businesses and significant and unusual items, as summarized above under "Significant and unusual charges", adjusted gross margin was $281.3 million in the first half of 2000 or $2.3 million higher than the comparable period in 1999. As a percentage of adjusted net sales, adjusted gross margin was 25.5% in the first half of 2000, consistent with adjusted gross margin for the same period in 1999. Excluding the gross margins on the Year 2000 Products which are higher than the overall average gross margin on the products the Company offers, adjusted gross margin as a percent of sales in the first half of 2000 improved over the same period in the prior year.

SG&A expense for the first six months of 2000 was $306.2 million, an increase of $4.7 million or 1.6% over the same period in the prior year. Excluding the effects of divested businesses and significant and unusual items, as summarized above under "Significant and Unusual Charges", SG&A expense for 2000 was approximately $12.4 million, or 4.7% higher than the same period in 1999. As a percentage of adjusted net sales, SG&A as adjusted for the effects of significant and unusual items, increased to 25.1% in the first half of 2000 from 23.5% in the same period in the prior year. This increase is largely attributable to the previously discussed increased spending related to research and development ("R&D") costs and advertising and marketing, which increased $6.0 million and $12.3 million, respectively, in the second half of 2000 as compared to the same period in the prior year. This increase in SG&A is partially offset by certain 1999 expenses which did not reoccur in 2000 and by the reduction of volume driven selling and administrative costs as a result of the lower levels of sales in the second half of 2000 as compared to the same period in the prior year. These 1999 expenses include higher bad debt expense (approximately $4 million) and higher costs associated with Sunbeam retail stores.

Operating results for the first halves of 2000 and 1999, were losses of $20.9 million and $1.3 million in 2000 and 1999, respectively. Operating results, as adjusted, were income of $4.4 million and $14.5 million in the first half of 2000 and 1999, respectively. The variance in operating results for the first half of 2000 as compared to the same period in the prior year resulted from the factors discussed above.

Interest expense increased to $105.9 million in the first half of 2000 from $88.3 million in the first half of 1999. Approximately half of this increase is due to higher levels of borrowings during the first half of 2000. The increased level of borrowings was primarily due to borrowings to fund the completion of the Coleman merger in January 2000 and for working capital purposes. The balance of the increase was driven by the impact of higher interest rates during the 2000 period and the amortization of the loan amendment fee ($5.8 million) the Company is obligated to pay under the terms of the Credit Facility. These increases are partially offset by the decrease in interest expense related to liquidated damages payable to debenture holders (approximately $1 million) included in 1999. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the loan amendment fee.

Other expense, net of $4.7 million for the first half of 2000 included approximately $4 million representing foreign exchange losses principally at the Company's operations in Mexico and Europe. Other expense, net for this period also includes approximately $0.5 million losses on sales of miscellaneous fixed assets. Other expense, net of $0.6 million for the first half of 1999 includes approximately $1.0 million relating to an unused facility fee partially offset by miscellaneous gains on sales of fixed assets.

The minority interest reported in 1999 primarily relates to the minority interest held in Coleman by minority shareholders.

Tax expense recorded in the first half of 2000 totaled $7.9 million, of which $2.1 million related to Eastpak and the remainder related primarily to taxes on foreign income. Approximately $6 million of the $9.0 million income tax expense recorded in 1999 related to a U.S. tax liability generated by Coleman as a separate U.S. tax filing entity. In July 1999, the Company acquired a sufficient ownership interest in Coleman to permit it to file consolidated U.S. tax returns with Coleman for all future periods. The remaining tax expense recorded in 1999 related to taxes on foreign income. Tax expense recorded in 1998 was nearly all related to foreign taxes. No net tax benefit was recorded on the Company's losses in either year as it is management's assessment that the Company cannot demonstrate that it is more likely than not that deferred tax assets resulting from these losses would be realized through future taxable income.

Foreign Operations

After adjusting for the divestiture of Retail Clippers and Eastpak, approximately 80% of the Company's business is conducted in U.S. dollars, including domestic sales, U.S. dollar denominated export sales, primarily to Latin American markets, Asian sales and the majority of European sales. The Company's non-U.S. dollar denominated sales are made principally by subsidiaries in Europe, Canada, Japan, Latin America and Mexico. Translation adjustments resulting from the Company's non-U.S. denominated subsidiaries have not had a material impact on the Company's financial condition, results of operations or cash flows.

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

Liquidity and Capital Resources

Debt Instruments

In order to finance the 1998 acquisitions of Coleman, First Alert, Inc. ("First Alert") and Signature Brands USA, Inc. ("Signature Brands") and to refinance substantially all of the indebtedness of the Company and the three acquired companies, the Company consummated an offering in March 1998 of Debentures due 2018 having a yield to maturity of 5% (approximately $2,014 million principle amount at maturity), which resulted in approximately $730 million of net proceeds to the Company, and borrowed about $1,325 million under its Credit Facility.

The Debentures are exchangeable for shares of the Company 's common stock at an initial conversion rate of 6.575 shares for each $1,000 principal amount at maturity of the debentures, subject to adjustments upon occurrence of specified events. The Debentures are subordinated in right of payment to all existing and future senior indebtedness of the Company. The Debentures are not redeemable by the Company prior to March 25, 2003. On or after such date, the Debentures are redeemable for cash with at least 30 days notice, at the option of the Company. The Company is required to purchase Debentures at the option of the holder as of March 25, 2003, March 25, 2008 and March 25, 2013, at purchase prices equal to the issue price plus accrued original discount to such dates. The Company may, at its option, elect to pay any such purchase price in cash or common stock or any combination thereof. However, the Credit Facility prohibits the Company from redeeming or repurchasing debentures for cash. The Company is not required to make any further liquidated damages payments to the Debenture holders.

In July 2000, the Company announced the Exchange Offer to acquire all of the currently outstanding Debentures in exchange for the Secured Notes and shares of Sunbeam common stock. See additional discussion at "Exchange Offer" within Item 2.

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

On April 14, 2000, the Company and its lenders entered into an amendment to the Credit Facility that, among other things, waived until April 10, 2001 all defaults arising from any failure by the Company to satisfy certain financial ratios for any fiscal quarter end occurring through March 31, 2001. As part of the April 14, 2000 amendment, the Company agreed to a minimum cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") covenant that is based on consolidated EBITDA and is tested at the end of each month occurring on or prior to March 31, 2001. In anticipation of the expiration of the waiver on April 10, 2001, the Company intends to negotiate with its lenders regarding a further amendment to the Credit Facility, further waiver of the covenants and other terms, or refinancing of the Credit Facility. Any decisions with respect to such amendment, waiver, or refinancing will be made based on a review from time to time of the advisability of a particular action or alternative available to the Company. There can be no assurance that an amendment, further waiver of existing covenants and other terms, or refinancing will be entered into by April 10, 2001. The failure to obtain such an amendment, further waiver or debt refinancing would likely result in violation of existing covenants and compliance with other terms, which would permit the bank lenders to accelerate the maturity of all outstanding borrowings under the Credit Facility, which would likely have a material adverse effect on the Company. Accordingly, debt related to the Credit Facility and all debt containing cross-default provisions is classified as current in the June 30, 2000 Condensed Consolidated Balance Sheet.

The Company and its lenders entered into an amendment to the Credit Facility on August 10, 2000 in order to (i) adjust downwards the cumulative EBITDA test for July 31, 2000 and each remaining month-end through March 31, 2001 and (ii) provide the Company with a supplemental $50 million reducing revolving credit facility (the "Supplemental Revolver") having a final maturity date of December 31, 2000. The minimum cumulative EBITDA as set forth in the August 10, 2000 amendment is $69.0 million for the period from January 1, 2000 through July 31, 2000 and generally increases on a monthly basis until it reaches $180.0 million for the period from August 1, 2000 through March 31, 2001. The availability under the Supplemental Revolver reduces by $10 million on the last day of each month during the year 2000 commencing with August 31, 2000. Outstanding loans under the Supplemental Revolver cannot exceed at any time the lesser of the availability under the Supplemental Revolver or the borrowing base calculated by reference to the domestic inventory of the Company's Powermate subsidiary and outdoor cooking strategic business unit. The Company paid a facility fee to its lenders of $62,500 for the Supplemental Revolver.

The following description of the Credit Facility reflects the significant terms of the Credit Facility as amended to date.

In addition to the Supplemental Revolver, the Credit Facility provided for aggregate borrowings of up to $1.7 billion pursuant to: (i) a revolving credit facility in an aggregate principal amount of up to $400 million maturing March 30, 2005 ($52.5 million of which was used to complete the Coleman merger which occurred on January 6, 2000); (ii) up to $800.0 million in term loans maturing on March 30, 2005 (all of which has been borrowed, and of which $35.0 million was used to complete the Coleman merger which occurred on January 6, 2000 and of which $76.2 million has been repaid) and (iii) a $500.0 million term loan maturing September 30, 2006 (all of which has been borrowed and of which $7.9 million has been repaid). As of June 30, 2000, of the remaining then $1.616 billion Credit Facility, $1.497 billion was outstanding under the Credit Facility and approximately $63 million was available for borrowing. The remaining $56.0 million of the $1.616 billion Credit Facility was committed for outstanding letters of credit.

Pursuant to the Credit Facility, interest accrues, at the Company's option: (i) at the London Interbank Offered Rate ("LIBOR"), or (ii) at the base rate of the administrative agent which is generally the higher of the prime commercial lending rate of the administrative agent or the Federal Funds Rate plus 0.50%, in each case plus an interest margin which was 3.00% for LIBOR borrowings and 1.75% for base rate borrowings at June 30, 2000. The applicable interest margins are subject to further downward adjustment upon the reduction of the aggregate borrowings under the Credit Facility. Borrowings under the Credit Facility are secured by a pledge of the stock of the Company's material subsidiaries and by a security interest in substantially all of the assets of the Company and its material domestic subsidiaries. In addition, borrowings under the Credit Facility are guaranteed by a number of the Company's wholly-owned material domestic subsidiaries and these subsidiary guarantees are secured by substantially all of the material domestic subsidiaries' assets. To the extent extensions of credit are made to any subsidiaries of the Company, the obligations of such subsidiaries are guaranteed by the Company. In addition to being entitled to the benefits of the foregoing described collateral and guaranties, outstanding borrowings from time to time under the Supplemental Revolver will be secured by substantially all of the assets and 100% of the stock of the Company's Canadian subsidiary and will be guaranteed by the Canadian subsidiary.

Under terms of the April 14, 2000 amendment to the Credit Facility, the Company was obligated to pay the bank lenders an amendment fee for the April 14, 2000 amendment of 0.50% of the commitments under the Credit Facility as of April 14, 2000, totaling $8.5 million. This fee was paid on May 26, 2000, the closing date of the sale of Eastpak. (See Note 7.) On November 30, 2000, the Company also must pay an amendment fee previously agreed to for the April 15, 1999 amendment equal to 0.50% of the commitments under the Credit Facility as of April 15, 1999, totaling $8.5 million. An additional amendment fee relating to the April 15, 1999 amendment equal to $8.5 million will be payable to the bank lenders if the aggregate loan and commitment exposure under the Credit Facility is equal to or more than $1.2 billion on November 30, 2000, with such fee being payable on June 30, 2001. The $17 million amendment fee associated with the April 15, 1999 amendment was amortized to interest expense using the straight-line method over the one-year term of the amendment. The $8.5 million amendment fee associated with the April 14, 2000 amendment is being amortized to interest expense using the straight-line method over the one year term of that amendment.

In addition to the above described EBITDA and other tests and ratios, the Credit Facility contains covenants customary for credit facilities of a similar nature, including limitations on the ability of the Company and its subsidiaries, including Coleman, to, among other things, (i) declare dividends or repurchase stock, (ii) prepay, redeem or repurchase debt, incur liens and engage in sale-leaseback transactions, (iii) make loans and investments, (iv) incur additional debt, (v) amend or otherwise alter material agreements or enter into restrictive agreements, (vi) make capital expenditures, (vii) fail to maintain its trade receivable securitization programs, (viii) engage in mergers, acquisitions and asset sales, (ix) engage in certain transactions with affiliates, (x) settle certain litigation, (xi) alter its cash management system and (xii) alter the businesses they conduct. The Credit Facility provides for events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenant, cross-defaults, bankruptcy, material adverse change arising from compliance with ERISA, material adverse judgments, entering into guarantees and change of ownership and control. Furthermore, the Credit Facility requires the Company to prepay loans under the Credit Facility on December 31, 2000 to the extent that the cash on hand in the Company's concentration accounts plus the aggregate amount of unused revolving loan commitments on that date exceed $185.0 million.

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

Pursuant to the April 14, 2000 amendment, term loan payments originally scheduled for September 30, 1999 and March 31, 2000 in the amount of $69.3 million on each date are to be made as follows: (i) $69.3 million on the sale of Eastpak, which occurred on May 26, 2000, (ii) $30.8 million on November 30, 2000 ($9.8 million of which has already been paid with the proceeds of the sale of Eastpak and certain other asset sales) and (iii) $38.5 million on April 10, 2001. In addition, the April 14, 2000 amendment provides that the payment dates for the $69.3 million term loan payments originally scheduled for each of September 30, 2000 and March 31, 2001 are deferred until April 10, 2001. (See
Note 3 to the Condensed Consolidated Financial Statements.)

Cash Flows

As of June 30, 2000, the Company had cash and cash equivalents of $25.9 million and total debt of $2.4 billion. Cash used in operating activities during the first half of 2000 was $62.7 million, compared to the $34.5 million used in the first half of 1999. This change is primarily attributable to a decrease in operating results after giving effect to non-cash items, partially offset by decreased working capital needs during the 2000 period. During the first half of 2000, inventory levels increased approximately $89 million due to the seasonal inventory build in the Company's Outdoor Leisure (Coleman products and Powermate) and Household groups (primarily bedding products) and as a result of the decrease in sales of Year 2000 Products and reduced sales resulting from weakening retail conditions during the 2000 period as compared to the same period in 1999. In the first six months of 1999, inventory levels decreased by $9 million primarily due to the fact that 1998 year-end inventory levels were high and the Company was actively working to reduce inventory to the appropriate level. Accounts receivable decreased approximately $54 million from December 31, 1999 largely as a result of the impact of the increase in the existing accounts receivable securitization program from $70 million to $100 million, effective March 31, 2000 and the new program entered into in April 2000 for the sale of Coleman's and Powermate's trade account receivables. (See Note 4 to the Condensed Consolidated Financial Statements.) The decrease in accounts receivable was also impacted by the lower level of sales in the 2000 period as compared to the same period in 1999. Accounts receivable increased by approximately $88 million in the same period in the prior year largely due to the seasonal selling period of the Outdoor Leisure group. Accounts payable increased during the first half of 2000 by approximately $12 million as a result of the aforementioned inventory build. During the first six months of 1999, accounts payable increased $41 million. The increase in payables in the 1999 period resulted from payables balances being at a low level at year-end 1998 due to a decrease in purchasing as a result of the excess levels of inventory in December 1998.

Cash used in investing activities in the first half of 2000 reflects $83.4 million for the purchase of the remaining approximate 20% interest in Coleman and proceeds of $89.9 million relating to the sale of Eastpak. Capital spending for the first half of 2000 totaled $29.9 million, primarily for equipment and tooling for new products and the expansion of the Company's Neosho, Missouri warehouse. Investing activities for the 2000 period also includes approximately $8 million from the sale of assets, including the sale of the former Coleman headquarters building (approximately $5 million). Capital spending in the comparable 1999 period was $34.9 million and was primarily for information systems, including expenditures relating to Year 2000 readiness and equipment and tooling for new products. The Company anticipates 2000 capital spending to be less than 5% of net sales.

Cash provided by financing activities totaled $64.0 million in the first half of 2000 and reflected net borrowings under the Company's Credit Facility. Approximately $83 million of the borrowings under the Credit Facility resulted from the Company's purchase of the remaining 20% interest in Coleman. These borrowings were partially offset by repayments of approximately $79 million made with proceeds of the sale of Eastpak. The balance of the increased borrowings under the Credit Facility was used to fund the Company's working capital requirements. Cash provided by financing activities totaled $58.0 million in the first half of 1999 and reflects net borrowings under the Company's Credit Facility. See Note 3 to the Condensed Consolidated Financial Statements.

At June 30, 2000, standby and commercial letters of credit aggregated $56.0 million and were predominately for insurance policies, workers' compensation, and international trade activities. In addition, as of June 30, 2000, surety bonds with a contract value of $78.3 million were outstanding largely for the Company's pension plans and as a result of environmental issues and litigation judgments that are currently under appeal.

The Company believes its borrowing capacity under the Credit Facility including its Supplemental Revolver, foreign working capital lines, cash flow from the operations of the Company, existing cash and cash equivalent balances, proceeds from its receivable securitization programs, the sale of Eastpak, the proposed sale of the Professional Clippers business and other non-core assets will be sufficient to support planned working capital needs, planned capital expenditures and scheduled debt service to April 2001. Although management believes they will be successful in accomplishing the above, there can be no assurance that the aforementioned sources of funds will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company is unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, borrowing additional funds, restructuring indebtedness, selling other assets or operations or issuing additional shares of capital stock in the Company, and some of such actions would require the consent of the lenders. In addition to the effect on the Company's liquidity, lower than anticipated cash flows from operations, to the extent caused by lower EBITDA, would also result in non-compliance with the cumulative EBITDA covenant set forth in the August 10, 2000 amendment to the Credit Facility. If the Company is unable to satisfy such cumulative EBITDA covenant, the Company would be required to seek a waiver or amendment of such covenant from its lenders. There can be no assurance that any of such actions could be effected, or if so, on terms favorable to the Company, that such actions would enable the Company to continue to satisfy its cash requirements and/or that such actions would be permitted under the terms of the Credit Facility. See "Cautionary Statements".

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

The Company is involved in significant litigation, including class and derivative actions, relating to events which led to the restatement of its consolidated financial statements, the issuance of the warrant to a subsidiary of M&F, the sale of the debentures and the employment agreements of Messrs. Dunlap and Kersh. The Company intends to vigorously defend each of the actions, but cannot predict the outcome and is not currently able to evaluate the likelihood of the Company's success in each case or the range of potential loss. However, if the Company were to lose these suits, the resulting judgments would likely have a material adverse effect on the Company's financial position, results of operations or cash flows. Additionally, the Company's insurance carriers, on the one hand, and the Company on the other, have filed various suits against each other requesting a declaratory judgment on the validity of the directors' and officers' liability insurance policies or have advised the Company of their intent to deny coverage under such policies. The Company is defending these claims and pursuing recovery from its insurers. See Part 2-Other Information. The Company's failure to obtain such insurance recoveries following an adverse judgment against the Company on any of the foregoing actions could have a material adverse effect on the Company's financial position, results of operations or cash flows.

Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees for defending such actions. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiff, and other significant factors which vary by case. When it is not possible to estimate a specific expected amount of cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. As of June 30, 2000 the Company had established accruals for litigation matters of $40.7 million (representing $10.1 million and $30.6 million for estimated damages or settlement amounts and legal fees, respectively) and $24.3 million as of December 31, 1999 (representing $9.6 million and $14.7 million for estimated damages or settlements and legal fees, respectively.) It is anticipated that the $40.7 million accrual will be paid as follows: $22.3 million in 2000, and $18.4 million in 2001. The Company believes, based on information available to the Company on June 30, 2000, that anticipated probable costs of litigation matters existing as of June 30, 2000 have been adequately reserved, to the extent determinable.

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

See Note 9 to the Condensed Consolidated Financial Statements.

New Accounting Standards

In July 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities (an amendment of FASB Statement No. 133) which amends SFAS No. 133, to provide additional guidance and to exclude certain provisions, which were determined by the FASB to be a burden on corporations. SFAS No. 133 requires the recognition of all derivatives in the Company's Consolidated Balance Sheets as either assets or liabilities measured at fair value and is effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 for the 2001 fiscal year. The Company has not yet determined the impact SFAS No. 133 will have on its consolidated financial position, results of operations or cash flows.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB
101. The Company will be required to adopt SAB 101 by the fourth quarter of fiscal 2000. The Company has not completed its determination of the impact of the adoption of SAB 101 on its consolidated financial position or results of operations.

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

The Costs to Address Sunbeam's Year 2000 Issues

Through June 30, 2000, including costs incurred in 1999 and 1998, the Company had expended approximately $67 million to address Year 2000 issues of which approximately 50% was recorded as capital expenditures and the remainder as SG&A expense. The Company does not expect to incur material additional costs related to Year 2000.

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

Cautionary Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (the "Act") and in releases made by the SEC. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the word "estimate," "project," "intend," "expect," "believe," "may," "well," "should," "seeks," "plans," "scheduled to," "anticipates," or "intends," or the negative of these terms or other variations of these terms or comparable language, or by discussions of strategy or intentions, when used in connection with the Company, including its management. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. These cautionary statements are being made pursuant to the Act, with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements with respect to the Company include, but are not limited to, risks associated with:

o        high leverage;

o the Company's ability to continue to have access to its revolving credit facility and its supplemental revolver including the Company's ability to (i) comply with the terms of its Credit Facility, including the cumulative EBITDA and other financial covenants, or (ii) enter into an amendment to its credit agreement containing financial covenants which it and its bank lenders find mutually acceptable or obtain waivers of compliance from such covenants;

o the prices at which the Company is able to sell receivables under its trade accounts receivables securitization programs and/or the Company's ability to continue to sell receivables under either of such programs;

o the Company's ability to continue to have access to foreign working capital lines or the amount of credit available to the Company under such lines;

o the Company's ability to refinance its indebtedness, including the Credit Facility and/or the Debentures, including consummating the Exchange Offer at acceptable rates with acceptable other terms;

o the Company's ability to consummate the sale of its Professional Clipper business and certain other non-core assets and if consummated, the terms of such sales;

o weather conditions, including the absence of severe storms such as hurricanes, which can have an unfavorable impact upon sales of Powermate generators and certain of the Company's other products;

o economic uncertainty in Japan, Korea and other Asian countries, as well as in Mexico, Venezuela, and other Latin

         American countries;

o the possibility of a slowdown in economic growth or retail sales of the United States and/or other countries or a recession in the United States or other countries resulting in a decrease in consumer demands for the Company's products;

o the Company's ability to fully integrate the Coleman, and Signature Brands businesses and expenses associated with such integration;

o the Company's sourcing of products from international vendors, including the ability to select reliable vendors and obtain on-time delivery and quality products from such vendors;

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

o the numerous lawsuits against the Company and the SEC investigation into the Company's accounting practices and policies, and uncertainty regarding the Company's available coverage under its directors' and officers' liability insurance; and

o actions by competitors in existing and/or future lines of businesses including business combinations, new product offerings and promotional activities.

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

On June 16, 1998, the court entered an order consolidating all these suits and all similar class actions subsequently filed (collectively, the "Consolidated Federal Actions"). On January 6, 1999, plaintiffs filed a consolidated amended class action complaint against the Company, some of its present and former directors and former officers, and Arthur Andersen. The consolidated amended class action complaint alleges, among other things, that defendants made material misrepresentations and omissions regarding the Company's business operations and future prospects in an effort to artificially inflate the price of the Company's common stock and call options, and that, in violation of section 20(a) of the Exchange Act, the individual defendants exercised influence and control over the Company, causing the Company to make material misrepresentations and omissions. The consolidated amended complaint seeks an unspecified award of money damages. In February 1999, plaintiffs moved for an order certifying a class consisting of all persons and entities who purchased the Company's common stock or who purchased call options or sold put options with respect to the Company's common stock during the period April 23, 1997 through June 30, 1998, excluding the defendants, their affiliates, and employees of the Company. Defendants have opposed that motion. In March 1999, all defendants who had been served with the consolidated amended class action complaint moved to dismiss it and the court granted the motion only as to certain non-employee current and former directors and a former officer, and denied it as to the other defendants. Arthur Andersen has filed counterclaims against the Company, and a third-party complaint against a former director of the Company and against unnamed third party corporations. On July 31, 2000, the court dismissed the former director from Arthur Anderson's counterclaims. On June 30, 2000, the plaintiffs filed a second amended complaint against most of the same defendants (although two of the Company's former outside directors were not included as defendants in the second amended complaint) alleging the same principal claims as the prior amended complaint described above.

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

During 1998, purported class action and derivative lawsuits were filed in the Court of Chancery of the State of Delaware in New Castle County and in the U.S. District Court for the Southern District of Florida by stockholders of the Company against the Company, MacAndrews & Forbes and some of the Company's present and former directors. These complaints allege, among other things, that the defendants breached their fiduciary duties when the Company entered into a settlement agreement with the MacAndrews & Forbes subsidiary that sold the Company a controlling interest in Coleman. In such settlement agreement, the MacAndrews & Forbes subsidiary released the Company from threatened claims arising out of the Company's acquisition of its interest in Coleman, and MacAndrews & Forbes agreed to provide management support to the Company. Under the settlement agreement, the MacAndrews & Forbes subsidiary was granted a warrant expiring August 24, 2003 to purchase up to an additional 23 million shares of the Company's common stock at an exercise price of $7 per share, subject to anti-dilution provisions. The derivative actions filed in the Delaware Court of Chancery were consolidated. The plaintiffs voluntarily dismissed this action. The action filed in the U.S. District Court for the Southern District of Florida has been dismissed. In April 2000, a complaint was filed in the U.S. District Court for the Southern District of Florida against the Company, certain current and former directors, Messrs. Dunlap and Kersh and MacAndrews & Forbes alleging, among other things, that certain of the defendants breached their fiduciary duty when the Company entered into a settlement agreement with MacAndrews & Forbes, and certain of the defendants breached their fiduciary duty and wasted corporate assets by, among other things, issuing materially false and misleading statements regarding the

Company's financial condition. The plaintiff in this action seeks, among other things, recission of the warrants issued to MacAndrews & Forbes and an injunction preventing the issuance of warrants and damages. The defendants, other than Messrs. Dunlap and Kersh, have filed a motion to dismiss this complaint.

In September 1998, an action was filed in the 56th Judicial District Court of Galveston County, Texas alleging various claims in violation of the Texas Securities Act and Texas Business & Commercial Code as well as common law fraud as a result of the Company's alleged misstatements and omissions regarding the Company's financial condition and prospects during a period beginning May 1, 1998 and ending June 16, 1998, in which the U.S. National Bank of Galveston, Kempner Capital Management, Inc. and Legacy Trust Company engaged in transactions in the Company's common stock on their own behalf and on behalf of their respective clients. The Company is the only named defendant in this action. The complaint requests recovery of compensatory damages, punitive damages and expenses in an unspecified amount. This action was subsequently transferred to the U.S. District Court for the Southern District of Florida and consolidated with the Consolidated Federal Actions. On July 7, 2000, the plaintiffs in this case filed a motion for partial summary judgment on their Texas state law claims, and the Company has filed a motion to strike such summary judgment motion as being barred by the Order consolidating such case with the Consolidated Federal Actions. If the Company's motion is denied, the Company intends to oppose the plaintiffs' summary judgment motion.

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

The Company has been named as a defendant in an action filed in the District Court of Tarrant County, Texas, 48th Judicial District, on November 20, 1998. The plaintiffs in this action are purchasers of the debentures. The plaintiffs allege that the Company violated the Texas Securities Act and the Texas Business & Commercial Code and committed state common law fraud by materially misstating the financial position of the Company in connection with the offering and sale of the Debentures. The complaint seeks rescission, as well as compensatory and exemplary damages in an unspecified amount. The Company specially appeared to assert an objection to the Texas court's exercise of personal jurisdiction over the Company, and a hearing on this objection took place in April 1999. Following the hearing, the court entered an order granting the Company's special appearance and dismissing the case without prejudice. The plaintiffs appealed, which appeal was denied. The plaintiffs have appealed to the Texas Supreme Court.

On February 9, 1999, Messrs. Dunlap and Kersh filed with the American Arbitration Association demands for arbitration of claims under their respective employment agreements with the Company. Messrs. Dunlap and Kersh are requesting a finding by the arbitrator that the Company terminated their employment without cause and that they should be awarded certain benefits based upon their respective employment agreements. The Company has answered the arbitration demands of Messrs. Dunlap and Kersh and has filed counterclaims seeking, among other things, the return of all consideration paid, or to be paid, under the February 1998 Employment Agreements between the Company and Messrs. Dunlap and Kersh. An answer was filed by Messrs. Dunlap and Kersh generally denying the Company's counterclaim. Discovery is pending and the arbitration hearings are scheduled to commence in the middle of September 2000.

On September 13, 1999, an action naming the Company and Arthur Andersen as defendants was filed in the Circuit Court for Montgomery County, Alabama. The plaintiffs in this action are purchasers of the Company's common stock during the period March 19, 1998 through May 6, 1998. The plaintiffs allege, among other things, that the defendants violated the Alabama Securities Laws. The plaintiffs seek compensatory and punitive damages in an unspecified amount. Arthur Andersen has filed a cross claim against the Company for contribution and indemnity. The Company has filed a motion to dismiss. In May 2000, the plaintiffs in this action filed an amended complaint, which added allegations of violations of the federal securities laws. This action was transferred to and consolidated with the Consolidated Federal Actions.

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

Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees for defending such actions. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs and other significant factors which vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. As of June 30, 2000, the Company had established accruals for litigation matters of $40.7 million (representing $10.1 million and $30.6 million for estimated damages or settlement amounts and legal fees, respectively), and $24.3 million as of December 31, 1999 (representing $9.6 million and $14.7 million for estimated damages or settlement amounts and legal fees, respectively). It is anticipated that the $40.7 million accrual at June 30, 2000 will be paid as follows: $22.3 million in 2000, and $18.4 million in 2001. The Company believes, based on information available on June 30, 2000, that anticipated probable costs of litigation matters existing as of June 30, 2000 have been adequately reserved to the extent determinable.

     Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit No.                         Description
         ----------       ------------------------------------------------------
             27           Financial Data Schedule, submitted electronically to
                          the Securities and Exchange Commission for information only and not filed.

(b)      Report on Form 8-K

         No reports on Form 8-K were filed through June 30, 2000.

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

                                           August 16, 2000

                                 Exhibit Index

Exhibit No.                               Description
----------       ---------------------------------------------------------------
    27           Financial Data Schedule, submitted electronically to the
                 Securities and Exchange Commission for information only and not filed.