Form 10-Q
period 2000-09-30
SUNBEAM CORP/FL/
filed 2000-11-17
CIK 3662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                     For the period ended September 30, 2000

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

                         Yes [X]      No [ ]

On November 16, 2000 there were 107,303,692 shares of the registrant's Common Stock ($.01 par value) outstanding.

                      SUNBEAM CORPORATION AND SUBSIDIARIES

                                QUARTERLY REPORT
                                  ON FORM 10-Q

                                TABLE OF CONTENTS

     PART I.    FINANCIAL INFORMATION

                Item 1.  Financial Statements                                                              Page
                                                                                                           ----
                         Condensed Consolidated Statements of Operations (Unaudited)
                         for the three months and nine months ended September 30, 2000
                         and September 30, 1999...........................................................   2

                         Condensed Consolidated Balance Sheets (Unaudited)
                         as of September 30, 2000 and December 31, 1999...................................   3

                         Condensed Consolidated Statements of Cash Flows (Unaudited)
                         for the nine months ended September 30, 2000 and September 30, 1999..............   4

                         Notes to Condensed Consolidated Financial Statements (Unaudited).................   5

                Item 2.  Management's Discussion and Analysis of Financial Condition
                         and Results of Operations........................................................  23


     PART II.   OTHER INFORMATION

                Item 1.  Legal Proceedings................................................................  39

                Item 6.  Exhibits and Reports on Form 8-K.................................................  43

     SIGNATURE  ..........................................................................................  44

     PART I.    FINANCIAL INFORMATION

     Item 2. Financial Statements


                      SUNBEAM CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (Amounts in thousands, except per share amounts)



                                                                 Three Months Ended                      Nine Months Ended
                                                            -----------------------------          ------------------------------
                                                            September 30,     September 30,         September 30,    September 30,
                                                                2000              1999                  2000             1999
                                                            ------------     ------------          ------------      ------------
Net sales......................................             $   466,230        $ 601,554           $ 1,614,926       $ 1,786,428
Cost of goods sold.............................                 361,110          438,789             1,224,473         1,323,483
Selling, general and administrative expense....                 137,444          158,455               443,629           459,957
                                                            ------------     ------------          ------------      ------------
Operating (loss) income........................                 (32,324)           4,310               (53,176)            2,988
Interest expense, net..........................                  54,798           48,334               160,659           136,631
Other (income) expense, net....................                  (2,032)          (5,219)                2,669            (4,619)
                                                            ------------     ------------          ------------      ------------
Loss before income taxes and minority
     interest..................................                 (85,090)         (38,805)             (216,504)         (129,024)
Income tax (benefit) provision:
   Current.....................................                   1,208           (5,276)                5,110             1,370
   Deferred....................................                  (2,214)           8,928                 1,823            11,291
                                                            ------------     ------------          ------------      ------------
                                                                 (1,006)           3,652                 6,933            12,661

Minority interest..............................                      --            4,897                   255            13,354
                                                            ------------     ------------          ------------      ------------
Net loss.......................................             $   (84,084)       $ (47,354)          $  (223,692)      $  (155,039)
                                                            ============     ============          ============      ============

Basic and diluted net loss per share...........             $     (0.78)       $   (0.47)          $     (2.08)      $     (1.54)
                                                            ============     ============          ============      ============

Basic and diluted weighted average common
   shares outstanding..........................                 107,423          100,746               107,301           100,743


            See Notes to Condensed Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Amounts in thousands)

                                                                            September 30,             December 31,
                                                                                2000                      1999
                                                                           -------------             --------------
ASSETS
Current assets:
   Cash and cash equivalents............................................   $      23,388             $       40,799
   Receivables, net.....................................................         244,050                    364,338
   Inventories..........................................................         488,346                    460,680
   Prepaid expenses, deferred income taxes and other current assets.....          61,553                     72,130
                                                                           --------------            ---------------
         Total current assets...........................................         817,337                    937,947
Property, plant and equipment, net......................................         430,507                    447,116
Trademarks, tradenames, goodwill and other, net.........................       1,712,019                  1,747,286
                                                                           --------------            ---------------
                                                                           $   2,959,863             $    3,132,349
                                                                           ==============            ===============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
   Short-term debt and current portion of long-term debt................   $   1,572,556             $      139,806
   Accounts payable.....................................................         149,709                    185,610
   Other current liabilities............................................         271,414                    300,809
                                                                           --------------            ---------------
         Total current liabilities......................................       1,993,679                    626,225
Long-term debt, less current portion....................................         858,332                  2,164,002
Other long-term liabilities.............................................         240,213                    241,264
Deferred income taxes...................................................         109,288                     93,288
Minority interest.......................................................              --                     66,910

Commitments and contingencies (Note 9)

Shareholders' deficiency:
   Preferred stock (2,000,000 shares authorized, none outstanding)......              --                         --
   Common stock (107,422,500 and 100,746,400 shares issued).............           1,074                      1,007
   Additional paid-in capital...........................................       1,179,629                  1,122,455
   Accumulated deficit..................................................      (1,333,208)                (1,109,516)
   Accumulated other comprehensive loss.................................         (89,144)                   (73,286)
                                                                           --------------            ---------------

   Total shareholders' deficiency ......................................        (241,649)                   (59,340)
                                                                           --------------            ---------------
                                                                           $   2,959,863             $    3,132,349
                                                                           ==============            ===============


            See Notes to Condensed Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Amounts in thousands)


                                                                                       Nine Months Ended
                                                                           -----------------------------------------
                                                                            September 30,              September 30,
                                                                                2000                       1999
                                                                           --------------            ---------------
Operating Activities:
    Net loss............................................................   $    (223,692)            $     (155,039)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization...................................          94,720                     93,917
        Non-cash interest charges.......................................          34,743                     34,120
        Deferred income taxes...........................................           1,823                     11,291
        Minority interest...............................................             255                     13,354
        Gain on sale of property, plant and equipment...................            (969)                    (3,405)
        Changes in working capital and other, net of acquisitions.......          (4,809)                   (67,409)
                                                                           --------------            ---------------
              Net cash used in operating activities.....................         (97,929)                   (73,171)
                                                                           --------------            ---------------

Investing Activities:
    Capital expenditures................................................         (43,137)                   (63,205)
    Net proceeds from sale of Eastpak assets............................         102,609                         --
    Net purchase of Coleman minority interest...........................         (80,941)                        --
    Net proceeds from other asset sales.................................           9,512                      5,517
    Other...............................................................            (597)                      (679)
                                                                           --------------            ---------------
              Net cash used in investing activities.....................         (12,554)                   (58,367)
                                                                           --------------            ---------------

Financing Activities:
    Net borrowings under revolving credit facilities....................         141,904                    105,025
    Net repayments of term credit facilities............................         (45,949)                    (2,940)
    Other...............................................................          (2,883)                    (2,891)
                                                                           --------------            ---------------
              Net cash provided by financing activities.................          93,072                     99,194
                                                                           --------------            ---------------

Net decrease in cash and cash equivalents...............................         (17,411)                   (32,344)
Cash and cash equivalents at beginning of period........................          40,799                     61,432
                                                                           --------------            ---------------
Cash and cash equivalents at end of period..............................   $      23,388             $       29,088
                                                                           ==============            ===============


            See Notes to Condensed Consolidated Financial Statements

                      SUNBEAM CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Operations and Basis of Presentation

Organization

Sunbeam Corporation and its wholly-owned subsidiaries ("Sunbeam" or the "Company") is a leading designer, manufacturer and marketer of branded consumer products. The Company's primary business is the manufacturing, marketing and distribution of durable household and outdoor leisure consumer products through mass market and other distribution channels in the United States and internationally. The Company also sells its products to professional and commercial end users such as small businesses, health care providers, hotels and other institutions. The Company's principal products include household kitchen appliances; health monitoring and care products for home use; scales for consumer and professional use for weight management and business uses; electric blankets and throws; clippers and trimmers for professional and animal uses; smoke and carbon monoxide detectors; outdoor barbecue grills; camping equipment such as tents, lanterns, sleeping bags and stoves; coolers; backpacks and book bags; and portable generators and compressors. The Company, through its Thalia Products Inc. ("Thalia") subsidiary, is developing Home Linking Technology (TM), or HLT (TM), which is designed to allow products to communicate with each other.

See Note 3 for information relevant to management's plan to fund its capital and debt service requirements.

Basis of Presentation

The Condensed Consolidated Balance Sheet of the Company as of September 30, 2000 and the Condensed Consolidated Statements of Operations and Cash Flows for the three and nine months ended September 30, 2000 and 1999 are unaudited. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. The December 31, 1999 Condensed Consolidated Balance Sheet was derived from the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1999 Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements contained herein include all adjustments (consisting of only recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for future periods.

Basic and Diluted Loss Per Share of Common Stock

Basic loss per common share calculations are determined by dividing loss attributable to common shareholders by the weighted average number of shares of common stock outstanding. Diluted loss per share is determined by dividing loss attributable to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding (all related to outstanding stock options, warrants and the Zero Coupon Convertible Senior Subordinated Debentures due 2018 (the "Debentures")).

For the nine months ended September 30, 2000 and 1999, respectively, 10,909 and 78,562 shares related to stock options were not included in diluted average common shares outstanding because their effect would be antidilutive. Stock options to purchase 22,892,810 and 19,420,292 common shares were excluded from potential common shares at September 30, 2000 and 1999, respectively, as the option exercise prices were greater than the average market price of the Company's common stock during the period. Diluted average common shares outstanding as of September 30, 2000 and 1999 excludes 13,242,050 shares issuable upon conversion of the Debentures and 27,480,549 and 23,000,000 shares issuable on the exercise of warrants as of September 30, 2000 and September 30, 1999, respectively, due to antidilution.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


1.   Operations and Basis of Presentation - (Continued)

New Accounting Standards

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125). This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. The Company has not yet determined the effect of SFAS No. 140 on the consolidated financial position, results of operations or cash flows.

In July 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities (an amendment of FASB Statement No. 133) which amends SFAS No. 133, to provide additional guidance and to exclude certain provisions, which were determined by the FASB to be a burden on corporations. SFAS No. 133 requires the recognition of all derivatives in the Company's Consolidated Balance Sheets as either assets or liabilities measured at fair value and is effective for fiscal years beginning after June 15, 2000. It further provides criteria for derivative instruments to be designated as fair value, cash flow or foreign currency hedges and establishes accounting standards for reporting changes in the fair value of the derivative instruments. Derivatives that are not designated as part of a hedging relationship must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, the effective portion of the hedge's change in fair value is either (1) offset against the change in fair value of the hedged asset, liability or firm commitment through income or (2) held in equity until the hedged item is recognized in income. The ineffective portion of a hedge's change in fair value is immediately recognized in income. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income, or other comprehensive income, as appropriate.

Sunbeam has a cross-disciplinary implementation team in place to address SFAS No. 133 related issues. The team has been implementing a SFAS No. 133 compliant risk management policy, globally educating both financial and non-financial personnel, inventorying embedded derivatives and addressing other various SFAS No. 133 related issues. The Company will adopt SFAS No. 133 for the 2001 fiscal year. Although the Company continues to review the effect of the implementation of SFAS No. 133, the Company does not currently believe its adoption will have a material impact on its consolidated financial position, results of operations or cash flows. However, the impact of adoption of SFAS No. 133 on the Company's results of operations is dependent upon the fair values of the Company's derivatives and related financial instruments at the date of adoption and may result in more pronounced quarterly fluctuations in other income and expense.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company will be required to adopt SAB 101 by the fourth quarter of fiscal 2000. The Company does not believe that SAB 101 will have a material impact on its consolidated financial position, results of operations or cash flows.

 Reclassifications

 Certain prior year amounts have been reclassified to conform with the 2000 presentation.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


2.   Acquisitions and Divestitures

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

The purchase price paid for the publicly held Coleman shares has been allocated based on the estimated fair value of tangible and identified intangible assets acquired and liabilities assumed as follows (in millions):

   Value of common stock issued......................................  $   44
   Value of warrants issued..........................................      14
   Cash paid including expenses net of cash acquired.................      88
                                                                       -------

   Net cash paid and equity issued...................................     146
   Fair value of total liabilities assumed...........................      19
                                                                       -------

                                                                          165
   Fair value of assets acquired.....................................     157
                                                                       -------

   Excess of purchase price over fair value of net assets acquired...  $    8
                                                                       =======

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


2.   Acquisitions and Divestitures (continued)

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

The following unaudited pro forma financial information for the Company gives effect to the purchase of the publicly held shares of Coleman common stock as if the transaction had occurred at the beginning of the period presented. No pro forma information has been presented for the period ending September 30, 2000 because the transaction occurred at the beginning of the period. The pro forma results for the period ending September 30, 1999 have been prepared for informational purposes only and do not purport to be indicative of the results of operations that actually would have occurred had the acquisition been consummated on the date indicated, or which may result in the future. The unaudited pro forma results follow (in millions, except per share data):

                                                               Nine Months Ended
                                                              September 30, 1999
                                                              ------------------

  Net sales.................................................... $ 1,786.4
  Net loss.....................................................    (150.9)
  Basic and diluted loss per share from continuing operations..     (1.40)

Divestitures

On August 14, 2000, the Company announced that it intends to sell its Professional Clippers business, which manufacturers and markets professional barber, beauty and animal grooming products under the Oster(R) brand name ("Professional Clippers"). The Company is currently conducting the sale process for the sale of such business.

In January 2000, the Company entered into a long-term licensing agreement with Helen of Troy Ltd. that will allow this company to market and distribute Sunbeam branded retail human hair clippers and trimmers. In connection with this agreement, Helen of Troy Ltd. purchased the inventory of these retail clippers and trimmers in the first quarter of 2000 for $4.4 million. Helen of Troy Ltd. also entered into a licensing agreement to market and distribute Oster(R) branded retail hair clippers and trimmers through April 30, 2001. The Company also agreed to continue to manufacture Oster branded retail hair clippers and trimmers until December 31, 2000. Helen of Troy Ltd., a marketing and distribution company in the personal care industry, also holds licenses for other Sunbeam branded personal care products, including hair dryers, curling irons and personal spa products. The foregoing retail hair clippers and trimmers are referred to as "Retail Clippers".

See Note 7 for discussion related to the sale of the Eastpak business.


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

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


3.   Debt (continued)

As a result of, among other things, its operating losses incurred during the first half of 1998, the Company did not achieve the specified financial ratios for June 30, 1998 and it appeared unlikely that the Company would achieve the specified financial ratios for September 30, 1998. Consequently, the Company and its lenders entered into an agreement dated as of June 30, 1998 that waived through December 31, 1998 all defaults arising from the failure of the Company to satisfy the specified financial ratios for June 30, 1998 and September 30, 1998. Pursuant to an agreement with the Company dated as of October 19, 1998, the Company's lenders extended all of the waivers through April 10, 1999 and also waived through such date all defaults arising from any failure by the Company to satisfy the specified financial ratios for December 31, 1998. In April 1999, such waivers were extended through April 10, 2000 and on April 10, 2000, such waivers were extended through April 14, 2000.

On April 14, 2000, the Company and its lenders entered into an amendment to the Credit Facility that, among other things, waived until April 10, 2001 all defaults arising from any failure by the Company to satisfy certain financial ratios for any fiscal quarter end occurring through March 31, 2001. As part of the April 14, 2000 amendment, the Company agreed to a minimum cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") covenant that is based on consolidated EBITDA and is tested at the end of each month occurring on or prior to March 31, 2001. Because the existing waiver expires on April 10, 2001, debt related to the Credit Facility and all debt containing cross-default provisions is classified as current in the September 30, 2000 Condensed Consolidated Balance Sheet.

The Company and its lenders entered into an amendment to the Credit Facility on August 10, 2000 in order to (i) adjust downwards the cumulative EBITDA test for July 31, 2000 and each remaining month-end through March 31, 2001 and (ii) provide the Company with a supplemental $50 million reducing revolving credit facility (the "Supplemental Revolver") having a final maturity date of December 31, 2000. Prior to the November 10, 2000 amendment described below, the availability under the Supplemental Revolver provided that it reduced by $10 million on the last day of each month commencing on August 31, 2000 and that outstanding loans under the Supplemental Revolver could not exceed at any time the lesser of the availability under the Supplemental Revolver or a borrowing base calculated by reference to the domestic inventory of the Company's Powermate subsidiary and outdoor cooking strategic business unit. The Company paid a facility fee to its lenders of $62,500 for the Supplemental Revolver.

As a result of continuing sales declines and operating losses during the third quarter of 2000, the Company did not achieve the specified cumulative EBITDA test required by the Credit Facility for September 30, 2000 and it appeared unlikely that the Company would achieve the test going forward. Consequently, the Company and its lenders entered into an amendment to the Credit Facility dated as of November 10, 2000 that (i) waives all defaults arising from the failure of the Company to satisfy the cumulative EBITDA test for any period ending on or prior to December 31, 2000; (ii) provides that, on or before December 31, 2000, the Company and the lenders will amend the cumulative EBITDA test to establish monthly EBITDA levels for the 2001 calendar year which are reasonably satisfactory to the lenders and which will be based on the Company's 2001 business plan to be provided to the Company's lenders in December 2000;
(iii) provides that availability under the Supplemental Revolver is increased to $50 million without the monthly $10 million reduction or the limitation based on the borrowing base; and (iv) extends the maturity date for the Supplemental Revolver to April 10, 2001. The November 10, 2000 amendment also provides that the payment dates for the $19.1 million term loan payment and the $8.5 million amendment fee for the previously agreed to April 15, 1999 amendment, both of which were originally scheduled to be paid November 30, 2000, are deferred until April 10, 2001. If the Company is unable to satisfy the adjusted cumulative EBITDA covenant for any of the months of January through March 2001, the Company would be required to seek a waiver or amendment to such covenant from its lenders and there can be no assurance that the Company could obtain a waiver or amendment or that any such waiver or amendment would be on terms favorable to the Company. In addition, the November 10, 2000 amendment provides that, after making the $27.6 million payment of principal and fees

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


3.       Debt (continued)

due April 10, 2001, the Company may use the remaining net proceeds from asset sales to repay the revolving credit facility without reducing the lenders' commitments under such facility and subject, to the terms of the Credit Facility, the Company may reborrow such proceeds. However, the lenders' consent is required for certain asset sales and they may refuse to consent or condition their consent on not allowing the Company full access to the net proceeds thereon.

The following description of the Credit Facility reflects the significant terms of the Credit Facility as amended to date.

In addition to the Supplemental Revolver, the Credit Facility provided for aggregate borrowings of up to $1.7 billion pursuant to: (i) a revolving credit facility in an aggregate principal amount of up to $400 million maturing March 30, 2005 ($52.5 million of which was used to complete the Coleman merger which occurred on January 6, 2000); (ii) up to $800 million in term loans maturing on March 30, 2005 (all of which has been borrowed, of which $35.0 million was used to complete the Coleman merger which occurred on January 6, 2000 and of which $78.0 million has been repaid) and (iii) a $500 million term loan maturing September 30, 2006 (all of which has been borrowed and of which $7.9 million has been repaid). As of September 30, 2000 after giving effect to the November 10, 2000 amendment which increased the amounts available under the Supplemental Revolver described below, of the remaining $1.664 billion Credit Facility, $1.538 billion was outstanding under the Credit Facility and approximately $68 million would have been available for borrowing. The remaining $58.1 million of the $1.664 billion Credit Facility was committed for outstanding letters of credit.

Pursuant to the Credit Facility, interest accrues, at the Company's option: (i) at the London Interbank Offered Rate ("LIBOR"), or (ii) at the base rate of the administrative agent which is generally the higher of the prime commercial lending rate of the administrative agent or the Federal Funds Rate plus 0.50%, in each case plus an interest margin which was 3.00% for LIBOR borrowings and 1.75% for base rate borrowings at September 30, 2000. The applicable interest margins are subject to further downward adjustment upon the reduction of the aggregate borrowings under the Credit Facility. Borrowings under the Credit Facility are secured by a pledge of the stock of the Company's material subsidiaries and by a security interest in substantially all of the assets of the Company and its material domestic subsidiaries. In addition, borrowings under the Credit Facility are guaranteed by a number of the Company's wholly-owned material domestic subsidiaries and these subsidiary guarantees are secured by substantially all of the material domestic subsidiaries' assets. To the extent extensions of credit are made to any subsidiaries of the Company, the obligations of such subsidiaries are guaranteed by the Company. In addition to being entitled to the benefits of the foregoing described collateral and guaranties, outstanding borrowings from time to time under the Supplemental Revolver are secured by substantially all of the assets and 100% of the stock of the Company's Canadian subsidiary and are guaranteed by the Canadian subsidiary.

Under terms of the April 14, 2000 amendment to the Credit Facility, the Company was obligated to pay the bank lenders an amendment fee for the April 14, 2000 amendment of 0.50% of the commitments under the Credit Facility as of April 14, 2000, totaling $8.5 million. This fee was paid on May 26, 2000, the closing date of the sale of the Company's Eastpak business ("Eastpak"). (See Note 7.) On April 10, 2001, the Company also must pay an amendment fee previously agreed to for the April 15, 1999 amendment equal to 0.50% of the commitments under the Credit Facility as of April 15, 1999, totaling $8.5 million. An additional amendment fee relating to the April 15, 1999 amendment equal to $8.5 million will be payable to the bank lenders if the aggregate loan and commitment exposure under the Credit Facility is equal to or more than $1.2 billion on November 30, 2000, with such fee being payable on June 30, 2001. The $17 million amendment fee associated with the April 15, 1999 amendment was amortized to interest expense using the straight-line method over the one-year term of the amendment. The $8.5 million amendment fee associated with the April 14, 2000 amendment is being amortized to interest expense using the straight-line method over the one year term of that amendment.

In addition to the above described EBITDA and other tests and ratios, the Credit Facility contains covenants customary for credit facilities of a similar nature, including limitations on the ability of the Company and its subsidiaries, including Coleman, to, among other things, (i) declare dividends or repurchase stock, (ii) prepay, redeem or repurchase debt, incur liens and engage in sale-leaseback transactions, (iii) make loans and investments, (iv) incur additional debt, (v) amend or otherwise alter material agreements or enter into restrictive agreements, (vi) make capital expenditures, (vii) fail to maintain its trade receivable securitization programs (or, in the case of the Sunbeam Receivables Program (as defined below), obtain an alternative receivables program within 60 days of termination of the Sunbeam Receivables Program),
(viii) engage in mergers, acquisitions and asset sales, (ix) engage in certain transactions with affiliates, (x) settle certain litigation, (xi) alter its cash management system and (xii) alter the businesses they conduct. The Credit Facility provides for events of default

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

3. Debt (continued)

customary for transactions of this type, including nonpayment, misrepresentation, breach of covenant, cross-defaults, bankruptcy, material adverse change arising from compliance with ERISA, material adverse judgments, entering into guarantees and change of ownership and control. Furthermore, the Credit Facility requires the Company to prepay loans under the Credit Facility on December 31, 2000 to the extent that cash on hand in the Company's concentration accounts plus the aggregate amount of unused revolving loan commitments on that date exceed $185.0 million.

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

Pursuant to the April 14, 2000 amendment, term loan payments originally scheduled for September 30, 1999 and March 31, 2000 in the amount of $69.3 million on each date are to be made as follows: (i) $69.3 million upon sale of Eastpak, which occurred May 26, 2000, (ii) $30.8 million on November 30, 2000 ($11.7 million of which has already been paid with the proceeds of the sale of Eastpak and certain other asset sales) and (iii) $38.5 million on April 10, 2001. The April 14, 2000 amendment also provided that the payment dates for the $69.3 million term loan payments originally scheduled for each of September 30, 2000 and March 31, 2001 be deferred until April 10, 2001. The November 10, 2000 amendment provides that the November 30, 2000 term loan payment ($19.1 million) and the amendment fee payment ($8.5 million) be deferred until April 10, 2001.

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

In July 2000, the Company announced an offer to acquire all of the currently outstanding Debentures in exchange for secured notes and shares of Sunbeam common stock (the "Exchange Offer"). On September 12, 2000, the Company withdrew its offer to exchange all of the outstanding Debentures without accepting and paying for any tendered Debentures. The holders of the Debentures were unwilling to participate in the Exchange Offer under the terms proposed. As a result of the termination of the Exchange Offer, the Company recognized a charge of $5.4 million in the third quarter of 2000. This charge included investment banking fees and legal and accounting fees incurred through September 30, 2000 relating to the proposed transaction. See additional discussion at "Exchange Offer" within Item 2.

As discussed in Note 2, the Company announced it intends to sell its Professional Clippers business. However, there can be no assurance as to whether or when such sale will be consummated. Moreover, the terms, timing and use of the net proceeds from such sale is subject to the approval of the lenders under the Credit Facility, and there can be no assurance that the lenders will consent to any sale or as to the terms of any consent provided.

As described below in Note 4, the purchaser under the Sunbeam Receivables Program has determined to cease operations and consequently will cease purchasing receivables from the Company on January 15, 2001. The Company intends to seek a replacement receivables program, although there can be no assurance that the Company will be able to obtain a replacement program or that the terms of any such replacement program will be favorable to the Company. In addition, the Coleman Receivable Program contains cross-default provisions that provide the purchasers of the receivables an option to cease purchasing receivables if the Company is in default under the Credit Facility. In addition, these agreements contain various other covenants customary for these types of programs, including financial covenants. While the Company was in compliance with such covenants through September 30, 2000, the Company anticipates that it will be required to obtain a waiver or an amendment for certain covenants contained in the Coleman Receivable Program early in 2001 due primarily to the anticipated financial performance of Coleman and Powermate during 2000. The Company believes that such waiver or modification can be obtained, although there can be no assurance that any such waiver or amendment would be obtained or if obtained, would be on terms favorable to the Company.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

3.   Debt (continued)

The Company believes its borrowing capacity under the Credit Facility including its Supplemental Revolver, foreign working capital lines, cash flow from the operations of the Company, existing cash and cash equivalent balances, proceeds from its receivable securitization programs, the portion of the proceeds from the proposed sale of the Professional Clippers business which the Company may retain as described above and net proceeds from the sale of other non-core assets will be sufficient to support planned working capital needs and planned capital expenditures through April 2001. However, as described above, there are uncertainties regarding the terms and timing of the sale of the Professional Clipper business, the Company's ability to obtain lender consent to allow the Company access to all or most of the proceeds thereof (after payment of the $27.6 million in principal and fees due April 10, 2001) and the Company's ability to obtain a replacement receivables program for the Sunbeam Receivables Program. Given these and other uncertainties there can be no assurance that the aforementioned sources of funds will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company is unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, borrowing additional funds, restructuring indebtedness, selling other assets or operations and/or reducing expenditures for new product development, cutting other costs, and some of such actions would require the consent of the lenders under the Credit Facility. There can be no assurance that any of such actions could be effected, or if so, on terms favorable to the Company, that such actions would enable the Company to continue to satisfy its cash requirements and/or that such actions would be permitted under the terms of the Credit Facility. See "Cautionary Statements".


4.   Accounts Receivable Securitization

The Company has entered into a receivable securitization program, which expires March 2001, to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable (the "Sunbeam Receivables Program"). In March 2000, the Company entered into an amendment to such receivables program to increase this program to $100 million from $70 million. In mid-November 2000, the purchaser under the Sunbeam Receivables Program informed the Company that it intends to cease its operations in mid-February 2001, and consequently will cease purchasing account receivables from the Company on January 15, 2001. The Company intends to seek a replacement receivables program for the Sunbeam Receivables Program, although there can be no assurance that the Company will be able to obtain a replacement program (which inability may be an event of default under the Credit Agreement, unless waived by the Company's lenders (see Note
3)), or that the terms of any such replacement program will be favorable to the Company.

In April 2000, the Company's Coleman and Powermate subsidiaries entered into an additional revolving trade accounts receivable securitization program (the "Coleman Receivables Program") to sell, without recourse, through a wholly-owned subsidiary of Coleman, up to a maximum of $95 million in trade accounts receivable. These trade accounts receivable programs contain cross-default provisions that provide the purchasers of the receivables an option to cease purchasing receivables if the Company is in default under the Credit Facility. In addition, these agreements contain various other covenants customary for these types of programs, including financial covenants. While the Company was in compliance with such covenants through September 30, 2000, the Company anticipates that it will be required to obtain a waiver or an amendment for certain covenants contained in the Coleman Receivable Program early in 2001 due primarily to the anticipated financial performance of Coleman and Powermate during 2000. The Company believes that such waiver or modification can be obtained, although there can be no assurance that any such waiver or amendment would be obtained or if obtained, would be on terms favorable to the Company. During the nine months ended September 30, 2000 and 1999, the Company received approximately $667.1 million and $228.4 million, respectively, under these arrangements. At September 30, 2000 and 1999, the Company had reduced accounts receivable by approximately $98.4 million and $36.9 million, respectively, for receivables sold under these programs. Costs of the programs, which primarily consist of the purchasers' financing cost of issuing commercial paper backed by the receivables, totaled $5.4 million and $1.7 million during the nine months ended September 30, 2000 and 1999, respectively, and have been classified as interest expense in the accompanying Condensed Consolidated Statements of Operations. The Company, through wholly-owned subsidiaries, retains collection and administrative responsibilities for the purchased receivables.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

5.   Comprehensive Loss

The components of the Company's comprehensive loss are as follows (in thousands):

                                                                Three Months Ended                    Nine Months Ended
                                                            ----------------------------       ----------------------------
                                                            September 30,    September 30,     September 30,    September 30,
                                                                2000             1999              2000             1999
                                                             ----------        ----------       ----------        ----------
Net loss.................................................     $ (84,084)      $ (47,354)       $(223,692)        $(155,039)
Foreign currency translation adjustment, net of taxes....        (9,108)            528          (15,858)          (10,150)
                                                              ----------      ----------       ----------        ----------
Comprehensive loss.......................................     $ (93,192)      $ (46,826)       $(239,550)        $(165,189)
                                                              ==========      ==========       ==========        ==========

As of September 30, 2000 and December 31, 1999, "Accumulated other comprehensive loss," as reflected in the Condensed Consolidated Balance Sheets is comprised of the following:

                                                              Currency          Minimum
                                                             Translation        Pension
                                                             Adjustments       Liability          Total
                                                            -------------    -------------     -------------

    Balance at September 30, 2000.......................    $ (41,103)        $(48,041)        $ (89,144)
    Balance at December 31, 1999........................      (25,245)         (48,041)          (73,286)


6.   Supplementary Financial Statement Data

Supplementary Balance Sheet data at the end of each period is as follows (in thousands):

                                                                        September 30,      December 31,
                                                                            2000               1999
                                                                         -----------       -----------
    Receivables:
     Trade.......................................................        $  276,963        $  404,905
     Sundry......................................................             8,816             3,777
                                                                         -----------       -----------
                                                                            285,779           408,682
     Valuation allowance.........................................           (41,729)          (44,344)
                                                                         -----------       -----------
                                                                         $  244,050        $  364,338
                                                                         ===========       ===========
    Inventories:
     Finished goods..............................................        $  346,047        $  330,179
     Work in process.............................................            42,708            30,691
     Raw materials and supplies..................................            99,591            99,810
                                                                         -----------       -----------
                                                                         $  488,346        $  460,680
                                                                         ===========       ===========

Supplementary Statements of Cash Flows data is as follows (in thousands):

                                                                                      Nine Months Ended
                                                                                 ---------------------------
                                                                                 September 30,    September 30,
                                                                                    2000              1999
                                                                                 ----------       ----------
  Cash paid during the period for:
           Interest.....................................................         $  99,944        $ 124,981
                                                                                 ==========       ==========
           Income taxes, net of refunds.................................         $   2,207        $   2,145
                                                                                 ==========       ==========

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

7.   Asset Impairment and Other Charges

The Company is in the process of evaluating a restructuring plan related to its European operations. The restructuring plan will include, but will not be limited to, the reduction of warehouse and distribution centers, manufacturing headcount and the reduction of the Company's product offerings and stock keeping units ("SKU's). As of September 30, 2000, the restructuring plan has not been finalized; however, the Company expects to finalize the plan and record a charge relating to such activities in the fourth quarter of 2000. The Company is unable to estimate the expected charge related to this restructuring, as the evaluation process has not been completed.

In March 2000, the Company announced its intention to shut down operations at its Glenwillow facility, which manufactures and distributes Mr. Coffee brand coffee makers and coffee filters. These operations were fully consolidated into other existing facilities and the Glenwillow facility was closed as of June 30, 2000. As a result of this decision, the Company recorded a charge of $5.1 million ($3.3 million and $1.8 million in the first and second quarters, respectively) primarily related to the write-off of fixed assets and leasehold improvements, severance costs and contract and lease termination fees. This charge was recorded in SG&A ($0.6 million in each of the first and second quarters of 2000) and Cost of Goods Sold ($2.7 million and $1.2 million in the first and second quarters of 2000, respectively). The closing of this facility resulted in the elimination of approximately 300 positions. The Company incurred additional incremental costs during the second quarter of 2000 of approximately $2.5 million (included in Cost of Goods Sold), primarily related to relocation of certain manufacturing equipment and machinery to other Company manufacturing locations and higher warehousing costs as a result of increased inventory levels to avoid customer supply issues during the plant shut-down. Such amounts were charged to operations as incurred. At September 30, 2000, the accrual balance relating to the closing of the Glenwillow facility was insignificant.

In the first quarter of 2000, in connection with the Company's on-going review of its businesses, the decision was made to close the remaining Sunbeam retail stores. As a result of this decision, a charge of $2.5 million, primarily related to the write-off of leasehold improvements, severance and lease termination fees was recorded in the first quarter of 2000. This charge was recorded in SG&A ($2.2 million) and Cost of Goods Sold ($0.3 million). The majority of these stores were closed during the second quarter of 2000 and resulted in the elimination of approximately 60 positions. The Company does not anticipate incurring future additional incremental costs. At September 30, 2000 the accrual balance relating to the closing of Sunbeam's retail stores was insignificant.

During the fourth quarter of 1999, the Company announced its intent to sell Eastpak. As a result of this change in the Company's business strategy for Eastpak, an evaluation for impairment of Eastpak's long-lived assets was performed pursuant to SFAS No. 121. Based upon this analysis, the Company determined that the fair market value of Eastpak's long-lived assets, including intangibles, was less than the carrying value. Accordingly, during the fourth quarter of 1999, the Company adjusted the carrying value of Eastpak's net assets to its estimated fair value (less estimated costs of sale) resulting in a non-cash impairment charge of $52 million. This charge reduced the goodwill associated with Eastpak. The fair market value of Eastpak was determined based upon the purchase price in the Eastpak Sale Agreement (before adjustment). This charge is reflected in SG&A in the fourth quarter of 1999 Consolidated Statements of Operations.

In March 2000, the Company entered into the Eastpak Sale Agreement with VF Corporation, which provided for the sale of Eastpak. The sale of Eastpak closed on May 26, 2000, resulting in net proceeds of $89.9 million. The final purchase price was subject to certain post-closing adjustments and retention of certain liabilities. During the third quarter of 2000, the Company received the post-closing settlement for the sale of Eastpak of $10.2 million and finalized the accounting for the transaction. The post-closing settlement resulted in total proceeds from the sale of $102.6 million and a reduction of $3.2 million to the asset impairment charge previously recognized for Eastpak. This reduction in the impairment charge resulted primarily from the Company's ability to sell certain of the Eastpak manufacturing facilities rather than closing such facilities as was assumed in the original valuation. Accordingly, the estimated costs of the transaction were reduced. This adjustment was reflected in SG&A in the Condensed Consolidated Statement of Operations during the third quarter of 2000. Eastpak, a wholly-owned subsidiary of Coleman, was acquired by the Company in March 1998. Net sales from Eastpak were approximately 5% of consolidated net sales in the first nine months of both 2000 and 1999. Operating income in the first nine months of 2000 and 1999 was not significant. Eastpak's results of operations are included in the Company's Outdoor Leisure business group through May 26, 2000.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

7.   Asset Impairment and Other Charges (continued)

In the fourth quarter of 1999, in connection with the completion of the Company's strategic planning process for 2000, the decision was made to discontinue a number of products, primarily scales, humidifiers and certain camping stoves, lights and air mattresses, resulting in equipment and tooling that will no longer be utilized by the Company and inventory levels in excess of anticipated sales volume. In addition, as part of the business planning process, which was completed in the fourth quarter of 1999, the Company identified certain other assets that would no longer be required for ongoing operations. Accordingly, a charge of $8.0 million was recorded in the fourth quarter of 1999 in Cost of Goods Sold to write certain of these fixed assets down to their estimated fair market values. Substantially all of this charge related to machinery, equipment and tooling at the Company's Hattiesburg, Mississippi manufacturing facility. These assets were taken out of service at the time of the write-down and were not depreciated further after the write-down. These assets had either a nominal salvage value or no significant remaining carrying value as of December 31, 1999 and had been disposed of by September 30, 2000. Depreciation expense associated with these assets approximated $0.9 million for the year ended 1999. During the fourth quarter of 1999 the Company also decided to discontinue certain grill and grill accessory SKUs. As a result of this decision, the Company reduced the economic useful life associated with the machinery, equipment and tooling used for these SKUs. Approximately $3 million of additional depreciation expense was recorded over the fourth quarter of 1999 from the time the decision was made to exit the product line until production ceased at December 31, 1999 and resulted in the affected assets being fully depreciated. Depreciation expense associated with these assets was $4.6 million for the year ended 1999. These assets were disposed of during the first half of 2000, and the Company did not generate significant proceeds as a result of the disposals. Additionally, as a result of the Company's decision to discontinue certain camping stoves, lights, air mattresses, scales and humidifiers, a $3.0 million charge was recorded during the fourth quarter of 1999 to properly state this inventory at the lower-of-cost-or-market. The Company also recognized approximately $0.8 million related to certain other product lines to properly state the inventory at the lower-of-cost-or-market. These charges for excess inventories were based upon management's best estimate of net realizable value.

At September 30, 2000 and December 31, 1999, the Company had $0.5 and $0.9 million of restructuring accruals, respectively relating to its 1996 restructuring plan. The $0.5 million accrued at September 30, 2000 was comprised of $0.4 million relating to lease payments and termination fees and $0.1 million relating to discontinued operations. It is anticipated that the remaining restructuring accrual of $0.5 million will be paid through 2006.


8.   Segment, Customer and Geographic Data

The following tables include selected financial information with respect to Sunbeam's four operating segments. Corporate expenses include, among other items, expenses for services which are provided in varying levels to the three operating groups including Year 2000 efforts during the nine months ended September 30, 1999.

                                                                     Outdoor
                                                     Household       Leisure   International     Corporate       Total
                                                     ---------       -------   -------------     ---------       -----
Nine Months Ended September 30, 2000
    Net sales to unaffiliated customers..........  $   519,307   $   665,968    $  425,070    $     4,581   $ 1,614,926
    Intersegment net sales.......................       54,158       103,355         1,627             --       159,140
    Segment earnings (loss)......................       15,892        24,189        33,529        (60,394)       13,216
    Segment depreciation expense.................       18,195        26,850         4,000          6,618        55,663

Nine Months Ended September 30, 1999
    Net sales to unaffiliated customers..........  $   555,207   $   774,698    $  444,305    $    12,218   $ 1,786,428
    Intersegment net sales.......................       57,070       126,681         6,896             --       190,647
    Segment earnings (loss)......................       16,087        74,540        46,839        (64,603)       72,863
    Segment depreciation expense.................       19,436        27,654         4,034          4,392        55,516

Segment Assets
    September 30, 2000...........................  $   638,905   $ 1,640,476    $  334,580    $   345,902   $ 2,959,863
    December 31, 1999............................      707,436     1,707,559       385,200        332,154     3,132,349

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

8.   Segment, Customer and Geographic Data (continued)

Reconciliation of selected segment information to Sunbeam's consolidated totals:

                                                                                             Nine Months Ended
                                                                                September 30, 2000    September 30, 1999
                                                                                ------------------    ------------------
Net sales:
Net sales for reportable segments...............................................   $ 1,774,066            $ 1,977,075
Elimination of intersegment net sales...........................................      (159,140)              (190,647)
                                                                                   ------------           ------------
   Consolidated net sales.......................................................   $ 1,614,926            $ 1,786,428

Segment earnings:
Total earnings for reportable segments..........................................   $    13,216            $    72,863
Unallocated amounts:
   Interest expense.............................................................      (160,659)              (136,631)
   Other income, net............................................................           539                  4,619
   Amortization of intangible assets............................................       (39,057)               (38,401)
   Year 2000 related expenses...................................................            --                (20,301)
   Restatement related litigation expense.......................................       (23,157)                (4,792)
   Environmental and other certain litigation expenses..........................          (789)                (4,226)
   Insurance recovery...........................................................        10,000                     --
   Glenwillow closing (Note 7)..................................................        (7,572)                    --
   Retail Store closings (Note 7)...............................................        (2,544)                    --
   Purchase accounting adjustment...............................................        (4,280)                    --
   Exchange offer expenses......................................................        (5,409)                    --
   Asset impairment  (Note 7)...................................................          3,208                    --
   Other charges................................................................            --                 (2,155)
                                                                                   -----------            ------------
                                                                                      (229,720)              (201,887)
                                                                                   ------------           ------------
   Consolidated loss before income taxes and minority interest..................   $  (216,504)           $  (129,024)
                                                                                   ============           ============

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

On June 16, 1998, the court entered an order consolidating all these suits and all similar class actions subsequently filed (collectively, the "Consolidated Federal Actions"). On January 6, 1999, plaintiffs filed a consolidated amended class action complaint against the Company, some of its present and former directors and former officers, and Arthur Andersen. The consolidated amended class action complaint alleges, among other things, that defendants made material misrepresentations and omissions regarding the Company's business operations and future prospects in an effort to artificially inflate the price of the Company's common stock and call options, and that, in violation of section 20(a) of the Exchange Act, the individual defendants exercised influence and control over the Company, causing the Company to make material misrepresentations and omissions. The consolidated amended complaint seeks an unspecified award of money damages. In February 1999, plaintiffs moved for an order certifying a class consisting of all persons and entities who purchased the Company's common stock or who purchased call options or sold put options with respect to the Company's common stock during the period April 23, 1997 through June 30, 1998, excluding the defendants, their affiliates, and employees of the Company. Defendants have opposed that motion. In March 1999, all defendants who had been served with the consolidated amended class action complaint moved to dismiss it and the court granted the motion only as to certain non-employee current and former directors and a former officer, and denied it as to the other defendants. Arthur Andersen has filed counterclaims against the Company, and a third-party complaint against a former director of the Company and against unnamed third party corporations. On July 31, 2000, the court dismissed the former director from Arthur Andersen's counterclaims. On June 30, 2000, the plaintiffs filed a second amended complaint against most of the same defendants (although two of the Company's former outside directors were not included as defendants in the second amended complaint) alleging the same principal claims as the prior amended complaint described above.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

9.   Commitments and Contingencies (continued)

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

During 1998, purported class action and derivative lawsuits were filed in the Court of Chancery of the State of Delaware in New Castle County and in the U.S. District Court for the Southern District of Florida by stockholders of the Company against the Company, MacAndrews & Forbes and some of the Company's present and former directors. These complaints allege, among other things, that the defendants breached their fiduciary duties when the Company entered into a settlement agreement with the MacAndrews & Forbes subsidiary that sold the Company a controlling interest in Coleman. In such settlement agreement, the MacAndrews & Forbes subsidiary released the Company from threatened claims arising out of the Company's acquisition of its interest in Coleman, and MacAndrews & Forbes agreed to provide management support to the Company. Under the settlement agreement, the MacAndrews & Forbes subsidiary was granted a warrant expiring August 24, 2003 to purchase up to an additional 23 million shares of the Company's common stock at an exercise price of $7 per share, subject to anti-dilution provisions. The derivative actions filed in the Delaware Court of Chancery were consolidated. The plaintiffs voluntarily dismissed this action. The action filed in the U.S. District Court for the Southern District of Florida has been dismissed. In April 2000, a complaint was filed in the U.S. District Court for the Southern District of Florida against the Company, certain current and former directors, Messrs. Dunlap and Kersh and MacAndrews & Forbes alleging, among other things, that certain of the defendants breached their fiduciary duty when the Company entered into a settlement agreement with MacAndrews & Forbes, and certain of the defendants breached their fiduciary duty and wasted corporate assets by, among other things, issuing materially false and misleading statements regarding the Company's financial condition. The plaintiff in this action seeks, among other things, recission of the warrants issued to MacAndrews & Forbes and an injunction preventing the issuance of warrants and damages. Each of the defendants has filed a motion to dismiss this complaint.

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

9.   Commitments and Contingencies (continued)

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

The Company has been named as a defendant in an action filed in the District Court of Tarrant County, Texas, 48th Judicial District, on November 20, 1998. The plaintiffs in this action are purchasers of the debentures. The plaintiffs allege that the Company violated the Texas Securities Act and the Texas Business & Commercial Code and committed state common law fraud by materially misstating the financial position of the Company in connection with the offering and sale of the Debentures. The complaint seeks rescission, as well as compensatory and exemplary damages in an unspecified amount. The Company specially appeared to assert an objection to the Texas court's exercise of personal jurisdiction over the Company, and a hearing on this objection took place in April 1999. Following the hearing, the court entered an order granting the Company's special appearance and dismissing the case without prejudice. The plaintiffs appealed, which appeal was denied. The plaintiffs have appealed to the Texas Supreme Court. In October 2000, the plaintiffs also filed a complaint against the Company's subsidiary Sunbeam Products, Inc. in the District Court for Dallas County alleging substantially the same allegations as the complaint filed against the Company in Tarrant County.

Messrs. Dunlap and Kersh have commenced an action against the Company in the Chancery Court for the State of Delaware seeking advancement from the Company of their alleged expenses incurred in connection with defending themselves in the various actions described above in which they are defendants and the investigation by the SEC described below. The Company has denied their claims. Discovery has commenced, and no trial date has been set.

On February 9, 1999, Messrs. Dunlap and Kersh filed with the American Arbitration Association demands for arbitration of claims under their respective employment agreements with the Company. Messrs. Dunlap and Kersh are requesting a finding by the arbitrator that the Company terminated their employment without cause and that they should be awarded certain benefits based upon their respective employment agreements. The Company has answered the arbitration demands of Messrs. Dunlap and Kersh and has filed counterclaims seeking, among other things, the return of all consideration paid, or to be paid, under the February 1998 Employment Agreements between the Company and Messrs. Dunlap and Kersh. An answer was filed by Messrs. Dunlap and Kersh generally denying the Company's counterclaim. The arbitration hearings have commenced and hearings are scheduled on various dates through April 2001.

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

In September 2000, an action naming the Company as a defendant was filed in the Circuit Court for Ozaukee County, Wisconsin. The plaintiffs allege that the Company violated the federal securities laws in connection with the offering and sale of the Debentures. The plaintiffs seek recission and damages. The Company has removed the action to Federal Court.

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

9.   Commitments and Contingencies (continued)

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

By letter dated June 17, 1998, the staff of the Division of Enforcement of the SEC advised the Company that it was conducting an informal inquiry into the Company's accounting policies and procedures and requested that the Company produce certain documents. In July 1998, the SEC issued a Formal Order of Private Investigation, designating SEC officers to take testimony and pursuant to which a subpoena was served on the Company requiring the production of certain documents. In November 1998, another SEC subpoena requiring the production of additional documents was received by the Company. The Company has provided numerous documents to the SEC staff and continues to cooperate with the SEC staff. The Company has, however, declined to provide the SEC with material that the Company believes is subject to the attorney-client privilege and the work product immunity. The staff of the SEC has informed the Company that its has completed its investigation, and intends to recommend to the SEC that enforcement action be taken against the Company. The Company and the staff of the SEC are in discussions regarding the foregoing. The Company cannot predict at this time the outcome of these discussions.

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

                      SUNBEAM CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

9.   Commitments and Contingencies (continued)

Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees for defending such actions. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs and other significant factors which vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. As of September 30, 2000, the Company had established accruals for litigation matters of $32.4 million (representing $6.5 million and $25.9 million for estimated damages or settlement amounts and legal fees, respectively), and $24.3 million as of December 31, 1999 (representing $9.6 million and $14.7 million for estimated damages or settlement amounts and legal fees, respectively). It is anticipated that the $32.4 million accrual at September 30, 2000 will be paid as follows: $7.5 million in 2000, $24.4 million in 2001 and $0.5 million in 2002. The Company believes, based on information available on September 30, 2000, that anticipated probable costs of litigation matters existing as of September 30, 2000 have been adequately reserved to the extent determinable.

The Company recorded an additional $23.2 million and $4.8 million for the fiscal nine months of 2000 and 1999, respectively, for defense costs for restatement-related litigation. The $23.2 million charge reflects the Company's current estimate of additional defense costs through June 2001. The Company's estimate of the additional defense costs was based primarily upon actual defense costs experienced in the second and third quarters of 2000 and a projection of expected future costs through the various trial dates of such litigations based on such costs to date (which are considered to be representative of the expected future costs).

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

In addition to ongoing environmental compliance at its operations, the Company also is actively engaged in environmental remediation activities, many of which relate to divested operations. As of September 30, 2000, the Company has been identified by the United States Environmental Protection Agency ("EPA") or a state environmental agency as a potentially responsible party ("PRP") in connection with six sites subject to the federal Superfund Act and eight sites subject to state Superfund laws comparable to the federal law (collectively the "Environmental Sites"), exclusive of sites at which the Company has been designated (or expects to be designated) as a de minimis (less than 1%) participant.

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

9.   Commitments and Contingencies (continued)

treatment relating to environmental clean-ups. In certain instances, the Company has entered into agreements with governmental authorities to undertake additional investigatory activities and in other instances has agreed to implement appropriate remedial actions. The Company has also established reserve amounts for certain non-compliance matters including those involving air emissions.

The Company has established reserves to cover the anticipated probable costs of investigation and remediation, based upon periodic reviews of all sites for which the Company has, or may have remediation responsibility. The Company accrues environmental investigation and remediation costs when it is probable that a liability has been incurred, the amount of the liability can be reasonably estimated and the Company's responsibility for the liability is established. Generally, the timing of these accruals coincides with the earlier of formal commitment to an investigation plan, completion of a feasibility study or the Company's commitment to a formal plan of action. As of September 30, 2000 and December 31, 1999, the Company's environmental reserves were $19.4 million (representing $18.0 million for the estimated costs of facility investigations, corrective measure studies, or known remedial measures, and $1.4 million for estimated legal costs) and $19.9 million (representing $18.2 million for the estimated costs of facility investigations, corrective measure studies, or known remedial measures, and $1.7 million for estimated legal costs), respectively. It is anticipated that the $19.4 million accrual at September 30, 2000 will be paid as follows: $1.6 million in 2000, $3.6 million in 2001, $2.6 million in 2002, $0.8 million in 2003, $0.7 million in 2004 and $10.1 million thereafter. The Company has accrued its best estimate of investigation and remediation costs based upon facts known to the Company at such dates and because of the inherent difficulties in estimating the ultimate amount of environmental costs, which are further described below, these estimates may materially change in the future as a result of the uncertainties described below. Estimated costs, which are based upon experience with similar sites and technical evaluations, are judgmental in nature and are recorded at undiscounted amounts without considering the impact of inflation and are adjusted periodically to reflect changes in applicable laws or regulations, changes in available technologies and receipt by the Company of new information. It is difficult to estimate the ultimate level of future environmental expenditures due to a number of uncertainties surrounding environmental liabilities. These uncertainties include the applicability of laws and regulations, changes in environmental remediation requirements, the enactment of additional regulations, uncertainties surrounding remediation procedures including the development of new technology, the identification of new sites for which the Company could be a PRP, information relating to the exact nature and extent of the contamination at each site and the extent of required cleanup efforts, the uncertainties with respect to the ultimate outcome of issues which may be actively contested and the varying costs of alternative remediation strategies. The Company continues to pursue the recovery of some environmental remediation costs from certain of its liability insurance carriers; however, such potential recoveries have not been offset against potential liabilities and have not been considered in determining the Company's environmental reserves.

Due to uncertainty over remedial measures to be adopted at some sites, the possibility of changes in environmental laws and regulations and the fact that joint and several liability with the right of contribution is possible at federal and state Superfund sites, the Company's ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of September 30, 2000.

The Company believes, based on information available as of September 30, 2000 for sites where costs are estimable, that the costs of completing environmental remediation of all sites for which the Company has a remediation responsibility have been adequately reserved and that the ultimate resolution of these matters will not have a material adverse effect upon the Company's financial condition, results of operations or cash flows.

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

9.   Commitments and Contingencies (continued)

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

European Restructuring

The Company is in the process of evaluating a restructuring plan related to its European operations. The restructuring plan will include, but will not be limited to, the reduction of warehouse and distribution centers, manufacturing headcount and the reduction of the Company's product offerings and stock keeping units ("SKU's"). As of September 30, 2000, the restructuring plan has not been finalized, however, the Company expects to finalize the plan and record a charge relating to such activities in the fourth quarter of 2000. The Company is unable to estimate the expected charge related to this restructuring as the evaluation process has not been completed.

Exchange Offer

In July 2000, the Company announced an offer to acquire all of the currently outstanding zero coupon debentures due 2018 (the "Debentures") in exchange (the "Exchange Offer") for senior secured subordinated debentures and shares of Sunbeam common stock. On September 12, 2000, the Company withdrew its offer to exchange all of the outstanding Debentures without accepting and paying for any tendered Debentures. The holders of the Debentures were unwilling to participate in the Exchange Offer under the terms proposed. As a result of the termination of the Exchange Offer, the Company recognized a charge of $5.4 million in the third quarter of 2000. This charge included investment banking fees and legal and accounting fees incurred through September 30, 2000 relating to the proposed transaction.

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

Divestitures

Clippers Businesses

On August 14, 2000, the Company announced that it intends to sell its Professional Clippers business, which manufacturers and markets professional barber, beauty and animal grooming products under the Oster(R) brand name ("Professional Clippers"). The Company is currently conducting the sale process for the sale of such business.

In January 2000, the Company entered into a long-term licensing agreement with Helen of Troy Ltd. that will allow this company to market and distribute Sunbeam branded retail human hair clippers and trimmers. In connection with this agreement, Helen of Troy Ltd. purchased the inventory of these retail clippers and trimmers in the first quarter of 2000 for $4.4 million. Helen of Troy Ltd. also entered into a licensing agreement to market and distribute Oster(R) branded retail hair clippers and trimmers through April 30, 2001. The Company also agreed to continue to manufacture Oster branded retail hair clippers and trimmers until December 31, 2000. Helen of Troy Ltd., a marketing and distribution company in the personal care industry, also holds licenses for other Sunbeam branded personal care products, including hair dryers, curling irons and personal spa products. The foregoing retail hair clippers and trimmers are referred to as "Retail Clippers".

Eastpak Business

During the fourth quarter of 1999, the Company announced its intent to sell Eastpak. As a result of this change in the Company's business strategy for Eastpak, an evaluation for impairment of Eastpak's long-lived assets was performed pursuant to SFAS No. 121. Based upon this analysis, the Company determined that the fair market value of Eastpak's long-lived assets, including intangibles, was less than the carrying value. Accordingly, during the fourth quarter of 1999, the Company adjusted the carrying value of Eastpak's net assets to its estimated fair value (less estimated costs of sale) resulting in a non-cash impairment charge of $52 million. This charge reduced the goodwill associated with Eastpak. The fair market value of Eastpak was determined based upon the purchase price in the Eastpak Sale Agreement (before adjustment). This charge is reflected in SG&A in the fourth quarter of 1999 Consolidated Statements of Operations.

In March 2000, the Company entered into the Eastpak Sale Agreement with VF Corporation, which provided for the sale of Eastpak. The sale of Eastpak closed on May 26, 2000, resulting in net proceeds of $89.9 million. The final purchase price was subject to certain post-closing adjustments and retention of certain liabilities. During the third quarter of 2000, the Company received the post-closing settlement for the sale of Eastpak of $10.2 million and finalized the accounting for the transaction. The post-closing settlement resulted in total proceeds from the sale of $102.6 million and a reduction of $3.2 million to the asset impairment charge previously recognized for Eastpak. This reduction in the impairment charge resulted primarily from the Company's ability to sell certain of the Eastpak manufacturing facilities rather than closing such facilities as was assumed in the original valuation. Accordingly, the estimated costs of the transaction were reduced. This adjustment was reflected in SG&A in the Condensed Consolidated Statement of Operations during the third quarter of 2000. Eastpak, a wholly-owned subsidiary of Coleman, was acquired by the Company in March 1998. Net sales from Eastpak were approximately 5% of consolidated net sales in the first nine months of both 2000 and 1999. Operating income in the first nine months of 2000 and 1999 was not significant. Eastpak's results of operations are included in the Company's Outdoor Leisure business group through May 26, 2000.

Significant and Unusual Charges

Consolidated operating results for 2000 and 1999 were impacted by a number of significant and unusual charges. Operating (loss) income, adjusted for these items, is summarized in the following table and succeeding narrative.


                                                    Three Months Ended                      Nine Months Ended
                                               -----------------------------          ------------------------------
                                               September 30,     September 30,         September 30,    September 30,
                                                   2000              1999                  2000             1999
                                               ------------     ------------          ------------      ------------
(Amounts in millions)
Net sales - As reported...................     $       466.2    $       601.6         $     1,614.9     $     1,786.4
     Divested businesses..................              (3.2)           (38.3)                (45.7)            (89.1)
                                               -------------    -------------         -------------     -------------
         Adjusted net sales...............             463.0            563.3               1,569.2           1,697.3

Gross margin - As reported................             105.1            162.8                 390.5             462.9
     Divested businesses..................               0.4            (14.3)                (14.4)            (32.4)
Significant and unusual adjustments:
     Glenwillow plant closure.............              --               --                     6.4              --
     Retail store closings................              --               --                     0.3              --
     Purchase accounting..................              --               --                     4.3              --
                                               -------------    -------------         -------------     -------------
         Adjusted gross margin............             105.5            148.5                 387.1             430.5
         Adjusted gross margin percentage.              22.8%            26.4%                 24.7%             25.4%

Selling, general and administrative
  expense ("SG&A") - As reported..........             137.4            158.5                 443.6             460.0
     Divested businesses..................              (0.3)           (11.9)                (13.8)            (29.7)
Significant and unusual adjustments:
     Asset impairment.....................               3.2             --                     3.2              --
     Exchange Offer expense...............              (5.4)            --                    (5.4)             --
     Glenwillow plant closure.............              --               --                    (1.2)             --
     Retail store closings................              --               --                    (2.2)             --
     Restatement related litigation.......              (1.2)            (1.1)                (23.2)             (4.8)
     Certain litigation and environmental
       reserve adjustments................              (0.5)            (3.7)                 (0.8)             (4.2)
     Insurance recovery...................              --               --                    10.0              --
     Year 2000 and systems initiatives
       expenses...........................              --               (6.8)                   --             (20.3)
     Contract termination expense and other             --               (0.8)                   --              (2.2)
                                               -------------    -------------         -------------     -------------
         Adjusted SG&A expense............             133.2            134.2                 410.2             398.8
                                               -------------    -------------         -------------     -------------

Adjusted operating (loss) income..........     $       (27.7)   $        14.3         $       (23.1)    $        31.7
                                               ==============   =============         ==============    =============

The results from operations for the three and nine month periods ending September 30, 2000 and 1999 are adjusted to exclude the results of the Retail Clippers business and the Eastpak business, which were divested in the first and second quarters of 2000, respectively. Presentation of results for the periods presented excluding the divested businesses is provided to enhance comparability between the periods presented.

Glenwillow plant closure
------------------------

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

Such amounts were charged to operations as incurred. At September 30, 2000, the accrual balance relating to the closing of the Glenwillow facility was insignificant.

Retail store closings
---------------------

In the first quarter of 2000, in connection with the Company's on-going review of its businesses, the decision was made to close the remaining Sunbeam retail stores. As a result of this decision, a charge of $2.5 million, primarily related to the write-off of leasehold improvements, severance and lease termination fees was recorded in the first quarter of 2000. This charge was recorded in SG&A ($2.2 million) and Cost of Goods Sold ($0.3 million). The majority of these stores were closed during the second quarter of 2000 and resulted in the elimination of approximately 60 positions. The Company does not anticipate incurring future additional incremental costs. At September 30, 2000 the accrual balance relating to the closing of Sunbeam's retail stores was insignificant.

Purchase accounting
-------------------

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

Asset Impairment
----------------

See "Eastpak Business" within this Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Exchange Offer expense
----------------------

See "Exchange Offer" within this Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Restatement-related litigation
------------------------------

By letter dated June 17, 1998, the staff of the Division of Enforcement of the Securities and Exchange Commission ("SEC") advised the Company that it was conducting an informal inquiry into the Company's accounting policies. The Company is also involved in significant litigation, including class and derivative actions relating to events which led to the restatement of its consolidated financial statements, the issuance of the warrant to M&F, the sale of the Debentures and the employment agreements of Messrs. Dunlap and Kersh. The foregoing investigation and litigation are collectively referred to as "restatement-related litigation". The Company has recorded aggregate charges of $23.2 million in the first nine months of 2000 ($22.0 million in the second quarter and $1.2 million in the third quarter) and $4.8 million in the first nine months of 1999 ($3.7 million in the second quarter and $1.1 million in the third quarter) for defense costs for restatement-related litigation. The charges recorded reflect the Company's current estimate as of September 30, 2000 of additional defense costs through the expected or scheduled trial dates or termination dates for such restatement-related litigation. The Company's estimate of the additional defense costs was based primarily upon actual defense costs experienced and a projection of expected future costs through the various trial dates of such litigations based on such costs to date (which are considered to be representative of the expected future costs).

Certain litigation and environmental reserve adjustments
--------------------------------------------------------

During the first nine months of 2000 and 1999, the Company recorded additional environmental reserves of $0.8 million ($0.3 million in the second quarter and $0.5 million in the third quarter) and $1.2 million ($0.5 million in the second quarter and $0.7 million in the third quarter), respectively, primarily related to divested operations. Additionally, during the third quarter of 1999, the Company recorded a charge of $3.0 million related to a litigation matter arising out of circumstances the Company believes are not likely to reoccur.

Insurance recovery
------------------

In the first quarter of 2000, the Company settled one of its claims related to its directors' and officers' liability insurance policies pursuant to which, among other things, the insurer reimbursed the Company for $10 million of defense costs, which was the limit of the policy at issue. This reimbursement is included in SG&A in the first quarter of 2000.

Year 2000 and systems initiatives expenses
------------------------------------------

Through September 30, 2000, including costs incurred in 1999 and 1998, the Company had expended approximately $67 million to address Year 2000 systems issues of which approximately 50% was recorded as capital expenditures and the remainder as SG&A expense. During the first nine months of 1999, the Company incurred $20.3 million ($8.1 million in the first quarter, $5.4 million in the second quarter, and $6.8 million in the third quarter) in costs to address Year 2000 issues. No significant costs have been incurred during 2000 and the Company does not expect to incur material additional costs related to Year 2000.

Contract termination and other
------------------------------

In the first quarter of 1999, the Company recorded a charge of $0.8 million relating to the renegotiations of a contract with one of the Company's trademark licensees. In addition, approximately $0.9 million was recorded ($0.3 million in each the first, second and third quarters of 1999) as a result of management's strategic decision to close a warehouse in Mexico.

In the third quarter of 1999, the Company recognized severance costs of $0.5 million related to the Company's decision to consolidate management of its strategic business units.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Consolidated net sales for the three months ended September 30, 2000 and 1999 were $466.2 million and $601.6 million respectively, a decrease of $135.4 million or approximately 23%. Excluding the impact of divested businesses, net sales for the third quarter of 2000 decreased $100.3 million or 17.8% as compared to the same period in the prior year. This variance was primarily due to a decrease in revenue from products with unusually high 1999 sales that the Company believes were driven by year 2000 concerns ("Year 2000 Products") in the Outdoor Leisure business. Additionally, a lower level of severe storm activity in 2000 impacted sales of Year 2000 Products. The Company also believes that sales of its products across all businesses were adversely affected by retailer purchasing patterns during the third quarter of 2000. Consumer take away during this time period out-paced retailer replenishment, resulting in part from uncertain and potentially weakening domestic retail conditions. The Company expects that during the fourth quarter of 2000, this purchasing trend by retailers will continue, as well as lower overall consumer purchases. Net sales for the Outdoor Leisure group decreased $82.5 million to $140.9 million in the third quarter of 2000. Excluding the domestic net sales of Eastpak for the 1999 period, net sales decreased $71.3 million or 33.6% as compared to the third quarter of 1999. This decrease is largely attributable to the reduction in sales of Year 2000 Products, specifically Powermate(R) generators and Coleman cooking and lighting products. The Company believes that the decline in revenue from Powermate is a result of a combination of factors that have impacted the portable generator category generally during 2000, including weather conditions (lack of storm activity) and the effect of Year 2000 related sales in the second half of 1999. The decline in Coleman's revenue was also impacted by the effect of the aforementioned Year 2000 related sales as well as the impact of unseasonably cold weather during the second and third quarters of 2000, which adversely impacted sales of outdoor products. Sales of Year 2000 Products by Powermate and Coleman are expected to continue to lag behind 1999 for the balance of the year as a result of the positive impact that Year 2000 related concerns and storm activity had on 1999 sales levels. Excluding divested operations and Year 2000 Products sales from both periods presented, revenue for the Outdoor Leisure group was approximately $8.1 million or 9% lower in the 2000 period as compared to the same quarter in the prior year. This decrease was across all product categories and is largely due to the impact of the aforementioned impact of consumer and retailer purchasing patterns. Household net sales decreased $21.5 million, or 9.0%, to $218.3 million in the third quarter of 2000 as compared to the same period in the prior year. Excluding the net sales of the Retail Clippers business for both the 2000 and 1999 periods, net sales decreased $18.2 million or approximately 8% as compared to the third quarter of 1999. This decrease in revenue in the 2000 period is attributable to decreases primarily in bedding and health products. Partially offsetting this decrease is continued improvement in sales of appliances, primarily driven by increased sales of toasters and Mr. Coffee products. The Company believes that net sales in the Household segment in the third quarter of 2000 as compared to the 1999 period were adversely affected by the impact of retailer purchasing patterns described above. International net sales decreased $33.9 million to $105.2 million in the third quarter of 2000 as compared to the same period in the prior year. Excluding the International net sales of Eastpak and the Retail Clippers business for the 1999 period, net sales decreased $13.3 million or 11.2% as compared to the third quarter of 1999. The variance in International net sales in the 2000 period is primarily attributable to decreases in net sales in Europe and Canada. The net sales decrease in Europe was driven by lower levels of sales of outdoor recreation products and unfavorable foreign currency exchange rates. The decrease in net sales in Canada resulted from lower levels of sales of Powermate generators. These decreases are partially offset by increases in net sales in Latin America resulting from higher levels of sales of appliances.

Gross margin for the third quarter in 2000 was $105.1 million, or $57.7 million lower than the comparable period in 1999. Excluding the effects of divestitures, adjusted gross margin was $105.5 million in the third quarter of 2000, or $43.0 million lower than the comparable period in 1999. As a percentage of adjusted net sales, adjusted gross margin was 22.8% in the third quarter of 2000 as compared to the third quarter 1999 adjusted gross margin of 26.4%. The decrease in the gross margin percentage, adjusted for divestitures, is largely attributable to the Outdoor Leisure and International groups. These decreases were primarily driven by unfavorable manufacturing fixed cost absorption resulting from the lower production levels in the 2000 period and the effect of the shift in product mix, primarily related to Year 2000 Products in the 1999 period, as gross margins on these products are higher than the overall average gross margin on the products the Company sells. These decreases are partially offset by decreases in customer allowances, which are deductions from gross sales to arrive at net sales. The gross margin percentage for the Household group, excluding the Retail Clippers business, improved approximately 2% in the third quarter of 2000 as compared to the same period in 1999. This improvement in gross margin results from a number of actions by the Company, including sourcing certain products outside the U.S., reductions in costs resulting from the Glenwillow plant closure and decreases in customer returns and allowances.

SG&A expense in the third quarter of 2000 was $137.4 million, representing a 13.3% decrease compared to the same period in the prior year. Excluding the effects of divestitures and significant and unusual items, as summarized above under "Significant and Unusual Charges", SG&A expense for 2000 was consistent with the same period in 1999. As a percentage of adjusted net sales, adjusted SG&A increased to 28.8% in the third quarter of 2000 from 23.8% in the same period in the prior year. This percentage increase is primarily attributable to the effect of the reduced sales volumes combined with increases in certain fixed administrative expenses, including insurance, as compared to the same period in the prior year. In addition, research and development ("R&D") spending increased by $1.5 million in the 2000 period. The higher levels of R&D costs relate to new product development, including "Smart Products" and Powermate generators.

Consolidated operating results for the third quarters of 2000 and 1999, were a loss of $32.3 million in 2000 and profit of $4.3 million in 1999. Operating results, as adjusted, were a loss of $27.7 million and a profit of $14.3 million in the third quarter of 2000 and 1999, respectively. This change resulted from the factors discussed above.

Interest expense, net in the third quarter of 2000 was $54.8 million as compared to $48.3 million in the same period in the prior year. Approximately half of this increase is attributable to higher levels of borrowings during the third quarter of 2000. The increased level of borrowings was primarily attributable to borrowings to fund the completion of the Coleman merger in January 2000 and for working capital purposes. The balance of the increase was driven by the impact of higher interest rates during the 2000 period and the amortization of the loan amendment fee (approximately $1 million) the Company is obligated to pay under the terms of the Credit Facility. These increases are partially offset by the decrease in interest expense related to liquidated damages payable to debenture holders (approximately $1 million) included in 1999. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the loan amendment fee.

Other income, net was $2.0 million for the third quarter of 2000. This amount primarily relates to gains from miscellaneous asset sales. Other income, net of $5.2 million for the third quarter of 1999 included a gain of approximately $4 million relating to the sale of the Mexico City facility. This gain was partially offset by losses from other miscellaneous asset sales of approximately $1.5 million. The balance of other income, net in 1999 resulted from favorable foreign exchange rates, primarily from the Company's operations in Japan.

The minority interest reported for the third quarter of 1999 primarily relates to the minority interest held in Coleman by minority shareholders.

The Company recorded a deferred tax benefit in the third quarter of 2000 primarily due to losses in foreign jurisdictions. Approximately $1.6 million of the $3.7 million income tax expense recorded in the third quarter of 1999 related to a U.S. tax liability generated by Coleman as a separate U.S. tax filing entity. In July 1999, the Company acquired a sufficient ownership interest in Coleman to permit it and Coleman to file consolidated U.S. tax returns with Coleman for all future periods. The remaining tax expense recorded in the third quarter of 1999 related to taxes on foreign income. No net tax benefit was recorded on the Company's domestic losses in either year as it is management's assessment that the Company cannot demonstrate that it is more likely than not that deferred tax assets resulting from these losses would be realized through future taxable income.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Net sales for the nine months ended September 30, 2000 and 1999 were $1,614.9 million and $1,786.4 million, respectively, representing a decrease of $171.5 million or approximately 10%. Excluding the impact of divested businesses, adjusted net sales for the nine months ended September 30, 2000 decreased $128.1 million, or 7.5%, as compared to the same period in the prior year. This variance was primarily due to decreases in revenue from Year 2000 Products in the Outdoor Leisure business. Additionally, a lower level of severe storm activity in 2000 impacted sales of Year 2000 Products. The Company also believes that sales of its products across all businesses were adversely affected by retailer purchasing patterns during the first nine months of 2000. Consumer take away during this time period out-paced retailer replenishment, resulting in part from uncertain and potentially weakening domestic retail conditions. The Company expects that during the fourth quarter of 2000 this purchasing trend by retailers will continue, as well as lower overall consumer purchases. These decreases in revenues were partially offset by increases in sales of outdoor cooking products and appliances. Net sales for the Outdoor Leisure group decreased $114.2 million to $666.0 million in the nine months ended September 30, 2000. Excluding the domestic net sales of Eastpak for both the 2000 and 1999 periods, net sales decreased $97.0 million or 12.8% as compared to the 1999 period. This decrease is largely attributable to the reduction in sales of Year 2000 Products, as discussed above. Excluding the sales of Year 2000 Products, revenue from Coleman products increased over the prior year, largely driven by sales of inflatable furniture and coolers. Outdoor cooking product net sales increased approximately $24 million in the 2000 period as compared to the same period in 1999 largely due to the introduction of Coleman(R) branded gas grills and grill accessories. Household net sales decreased $36.0 million, or 6.5%, to $519.3 million in the nine-month period ended September 30, 2000 as compared to the same period in the prior year. Excluding the net sales of the domestic Retail Clippers business for both the 2000 and 1999 periods, net sales decreased $30.4 million or 5.7% as compared to the nine-month period ended September 30, 1999. This decrease in revenue in the 2000 period as compared to the same period in the prior year is primarily attributable to decreases in sales of health products (principally heating pads and vaporizers), retail scales and First Alert products. Partially offsetting these decreases is increases in sales of appliances, primarily driven by increased sales of blenders and Mr. Coffee products. International net sales decreased $19.2 million to $425.1 million in the nine months ended September 30, 2000. Excluding the International net sales of Eastpak and the Retail Clippers business for both the 2000 and 1999 periods, net sales were consistent with the 1999 period. Within the International group, net sales in Latin America and Japan increased in the 2000 period as compared to the same period in the prior year resulting from higher levels of sales of appliances and outdoor recreation products, respectively. These increases were largely offset by decreases in net sales in the 2000 period in Canada as a result of lower levels of sales of Powermate generators and decreased net sales in Europe in the 2000 period driven by lower levels of sales of outdoor recreation products and unfavorable foreign currency exchange rates.

Gross margin for the first nine months of 2000 was $390.5 million, or $72.4 million lower than the comparable period in 1999. Excluding the effects of divested businesses and significant and unusual items, as summarized above under "Significant and Unusual Charges", adjusted gross margin was $387.1 million in the first nine months or $43.4 million lower than the comparable period in 1999. As a percentage of adjusted net sales, adjusted gross margin was 24.7% in the 2000 period as compared to 25.4% in the same period in 1999. The variance in the gross margin percentage in the 2000 period as compared to the same period in 1999 is attributable to the factors described above. Excluding the gross margins on the Year 2000 Products, which are higher than the overall average gross margin on the products the Company sells, adjusted gross margin as a percent of sales in the nine month period ended September 30, 2000 improved over the same period in the prior year.

SG&A expense for the first nine months of 2000 was $443.6 million, a decrease of $16.4 million or 3.6% compared to the same period in the prior year. Excluding the effects of divested businesses and significant and unusual items, as summarized above under "Significant and Unusual Charges", SG&A expense for 2000 was $11.4 million, or 2.9% higher than the same period in 1999. As a percentage of adjusted net sales, adjusted SG&A increased to 26.1% in the first nine months of 2000 from 23.5% in the same period in the prior year. The variance is largely attributable to the previously discussed increased spending related to R&D costs and advertising and marketing, which increased $7.6 million and $10.7 million, respectively, in the first nine months of 2000 as compared to the same period in the prior year, combined with the effect of lower net sales. The increases in advertising and marketing relate to new product introductions, including Coleman branded grills and grill accessories and outdoor recreation products. The variance in advertising and marketing expenses on a year-over-year basis are also impacted by the timing of 1999 programs for the Outdoor Leisure group, which largely occurred in the second half of 1999. These increases in SG&A expenses are partially offset by the reduction of volume driven selling and administrative costs as a result of the lower level of net sales for the first nine months of 2000 compared to the same period in the prior year. Additionally, the 1999 period included higher costs associated with Sunbeam retail stores, and higher bad debt expense (approximately $5 million).

Operating results for the first nine months of 2000 and 1999, were a loss of $53.2 million in 2000 and a profit of $3.0 million in 1999. Operating results, as adjusted, were a loss of $23.1 million and a profit of $31.7 million in the nine months ended September 30, 2000 and 1999, respectively. This change resulted from the factors discussed above.

Interest expense increased from $136.6 million in 1999 to $160.7 million in 2000. Approximately half of this increase is attributable to higher levels of borrowings during the 2000 period. The increased level of borrowings was primarily due to borrowings to fund the completion of the Coleman merger in January 2000 and for working capital purposes. The balance of the increase was driven by the impact of higher interest rates during the 2000 period and the amortization of the loan amendment fee ($6.9 million) the Company is obligated to pay under the terms of the Credit Facility. These increases are partially offset by the decrease in interest expense related to liquidated damages payable to debenture holders (approximately $3 million) included in 1999. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of the loan amendment fee.

Other expense, net of $2.7 million for the nine month period ending September 30, 2000 includes $4.6 million in losses on foreign exchange rates, primarily driven by the Company's operations in Europe. These losses were partially offset by the previously discussed gains resulting from miscellaneous asset sales. Other income, net of $4.6 million in 1999 included a gain of approximately $4 million relating to the sale of the Mexico City facility. This gain was partially offset by losses from other miscellaneous asset sales of approximately $0.3 million. The remaining other income, net in 1999 resulted from favorable foreign exchange rates, primarily from the Company's operations in Japan.

The minority interest reported in 2000 and 1999 relates to the minority interest held in Coleman by minority shareholders.

Tax expense recorded through September 30, 2000 totaled $6.9 million, of which $2.1 million related to Eastpak and the remainder related primarily to taxes on foreign income. Approximately $1.6 million of the $12.7 million income tax expense recorded in 1999 related to a U.S. tax liability generated by Coleman as a separate U.S. tax filing entity. In July 1999, the Company acquired a sufficient ownership interest in Coleman to permit it to file consolidated U.S. tax returns with Coleman for all future periods. The remaining tax expense recorded in 1999 related to taxes on foreign income. No net tax benefit was recorded on the Company's domestic losses in either year as it is management's assessment that the Company cannot demonstrate that it is more likely than not that deferred tax assets resulting from these losses would be realized through future taxable income.

Foreign Operations

After adjusting for the divestiture of Retail Clippers and Eastpak, approximately 80% of the Company's business is conducted in U.S. dollars, including domestic sales, U.S. dollar denominated export sales, primarily to Latin American markets and Asian sales. The Company's non-U.S. dollar denominated sales are made principally by subsidiaries in Europe, Canada, Japan, Latin America and Mexico. Translation adjustments resulting from the Company's non-U.S. denominated subsidiaries have not had a material impact on the Company's financial condition, results of operations or cash flows.

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

Debt Instruments
----------------

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

The Debentures are exchangeable for shares of the Company's common stock at an initial conversion rate of 6.575 shares for each $1,000 principal amount at maturity of the Debentures, subject to adjustments upon occurrence of certain events. The Debentures are subordinated in right of payment to all existing and future senior indebtedness of the Company. The Debentures are not redeemable by the Company prior to March 25, 2003. On or after such date, the Debentures are redeemable for cash with at least 30 days notice, at the option of the Company. The Company is required to purchase Debentures at the option of the holder as of March 25, 2003, March 25, 2008 and March 25, 2013, at purchase prices equal to the issue price plus accrued original discount to such dates. The Company may, at its option, elect to pay any such purchase price in cash or common stock or any combination thereof. However, the Credit Facility prohibits the Company from redeeming or repurchasing debentures for cash.

In July 2000, the Company announced an Exchange Offer to acquire all of the currently outstanding Debentures in exchange for secured notes and shares of Sunbeam common stock. On September 12, 2000, the Company withdrew its offer to exchange all of the outstanding Debentures without accepting and paying for any tendered Debentures. The holders of the Debentures were unwilling to participate in the Exchange Offer under the terms proposed. See additional discussion at "Exchange Offer" within Item 2.

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

On April 14, 2000, the Company and its lenders entered into an amendment to the Credit Facility that, among other things, waived until April 10, 2001 all defaults arising from any failure by the Company to satisfy certain financial ratios for any fiscal quarter end occurring through March 31, 2001. As part of the April 14, 2000 amendment, the Company agreed to a minimum cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") covenant that is based on consolidated EBITDA and is tested at the end of each month occurring on or prior to March 31, 2001. Because the existing waiver expires on April 10, 2001, debt related to the Credit Facility and all debt containing cross-default provisions is classified as current in the September 30, 2000 Condensed Consolidated Balance Sheet.

The Company and its lenders entered into an amendment to the Credit Facility on August 10, 2000 in order to (i) adjust downwards the cumulative EBITDA test for July 31, 2000 and each remaining month-end through March 31, 2001 and (ii) provide the Company with a supplemental $50 million reducing revolving credit facility (the "Supplemental Revolver") having a final maturity date of December 31, 2000. Prior to the November 10, 2000 amendment described below, the availability under the Supplemental Revolver provided that it reduced by $10 million on the last day of each month commencing on August 31, 2000 and that outstanding loans under the Supplemental Revolver could not exceed at any time the lesser of the availability under the Supplemental Revolver or a borrowing base calculated by reference to the domestic inventory of the Company's Powermate subsidiary and outdoor cooking strategic business unit. The Company paid a facility fee to its lenders of $62,500 for the Supplemental Revolver.

As a result of continuing sales declines and operating losses during the third quarter of 2000, the Company did not achieve the specified cumulative EBITDA test required by the Credit Facility for September 30, 2000 and it appeared unlikely that the Company would achieve the test going forward. Consequently, the Company and its lenders entered into an amendment to the Credit Facility dated as of November 10, 2000 that (i) waives all defaults arising from the failure of the Company to satisfy the cumulative EBITDA test for any period ending on or prior to December 31, 2000; (ii) provides that, on or before December 31, 2000, the Company and the lenders will amend the cumulative EBITDA test to establish monthly EBITDA levels for the 2001 calendar year which are reasonably satisfactory to the lenders and which will be based on the Company's 2001 business plan to be provided to the Company's lenders in December 2000;
(iii) provides that availability under the Supplemental Revolver is increased to $50 million without the monthly $10 million reduction or the limitation based on the borrowing base; and (iv) extends the maturity date for the Supplemental Revolver to April 10, 2001. The November 10, 2000 amendment also provides that the payment dates for the $19.1 million term loan payment and the $8.5 million amendment fee for the previously agreed to April 15, 1999 amendment, both of which were originally scheduled to be paid November 30, 2000, are deferred until April 10, 2001. If the Company is unable to satisfy the adjusted cumulative EBITDA covenant for any of the months of January through March 2001, the Company would be required to seek a waiver or amendment to such covenant from its lenders and there can be no assurance that the Company could obtain a waiver or amendment or that any such waiver or amendment would be on terms favorable to the Company. In addition, the November 10, 2000 amendment provides that, after making the $27.6 million payment of principal and fees due April 10, 2001, the Company may use the remaining net proceeds from asset sales to repay the revolving credit facility without reducing the lenders' commitments under such facility and subject, to the terms of the Credit Facility, the Company may reborrow such proceeds. However, the lender's consent is required for certain asset sales and they could refuse to consent or condition their consent on not allowing the Company full access to the net proceeds thereon.

The following description of the Credit Facility reflects the significant terms of the Credit Facility as amended to date.

In addition to the Supplemental Revolver, the Credit Facility provided for aggregate borrowings of up to $1.7 billion pursuant to: (i) a revolving credit facility in an aggregate principal amount of up to $400 million maturing March 30, 2005 ($52.5 million of which was used to complete the Coleman merger which occurred on January 6, 2000); (ii) up to $800.0 million in term loans maturing on March 30, 2005 (all of which has been borrowed, and of which $35.0 million was used to complete the Coleman merger which occurred on January 6, 2000 and of which $78.0 million has been repaid) and (iii) a $500.0 million term loan maturing September 30, 2006 (all of which has been borrowed and of which $7.9 million has been repaid). As of September 30, 2000, after giving effect to the November 10, 2000 amendment which increased the amounts available under the Supplemental Revolver described below, of the remaining $1.664 billion Credit Facility, $1.538 billion was outstanding under the Credit Facility and approximately $68 million would have been available for borrowing. The remaining $58.1 million of the $1.664 billion Credit Facility was committed for outstanding letters of credit.

Pursuant to the Credit Facility, interest accrues, at the Company's option: (i) at the London Interbank Offered Rate ("LIBOR"), or (ii) at the base rate of the administrative agent which is generally the higher of the prime commercial lending rate of the administrative agent or the Federal Funds Rate plus 0.50%, in each case plus an interest margin which was 3.00% for LIBOR borrowings and 1.75% for base rate borrowings at September 30, 2000. The applicable interest margins are subject to further downward adjustment upon the reduction of the aggregate borrowings under the Credit Facility. Borrowings under the Credit Facility are secured by a pledge of the stock of the Company's material subsidiaries and by a security interest in substantially all of the assets of the Company and its material domestic subsidiaries. In addition, borrowings under the Credit Facility are guaranteed by a number of the Company's wholly-owned material domestic subsidiaries and these subsidiary guarantees are secured by substantially all of the material domestic subsidiaries' assets. To the extent extensions of credit are made to any subsidiaries of the Company, the obligations of such subsidiaries are guaranteed by the Company. In addition to being entitled to the benefits of the foregoing described collateral and guaranties, outstanding borrowings from time to time under the Supplemental Revolver are secured by substantially all of the assets and 100% of the stock of the Company's Canadian subsidiary and are guaranteed by the Canadian subsidiary.

Under terms of the April 14, 2000 amendment to the Credit Facility, the Company was obligated to pay the bank lenders an amendment fee for the April 14, 2000 amendment of 0.50% of the commitments under the Credit Facility as of April 14, 2000, totaling $8.5 million. This fee was paid on May 26, 2000, the closing date of the sale of Eastpak. (See Note 7 to the Condensed Consolidated Financial Statements.) On April 10, 2001, the Company also must pay an amendment fee previously agreed to for the April 15, 1999 amendment equal to 0.50% of the commitments under the Credit Facility as of April 15, 1999, totaling $8.5 million. An additional amendment fee relating to the April 15, 1999 amendment equal to $8.5 million will be payable to the bank lenders if the aggregate loan and commitment exposure under the Credit Facility is equal to or more than $1.2 billion on November 30, 2000, with such fee being payable on June 30, 2001. The $17 million amendment fee associated with the April 15, 1999 amendment was amortized to interest expense using the straight-line method over the one-year term of the amendment. The $8.5 million amendment fee associated with the April 14, 2000 amendment is being amortized to interest expense using the straight-line method over the one year term of that amendment.

In addition to the above described EBITDA and other tests and ratios, the Credit Facility contains covenants customary for credit facilities of a similar nature, including limitations on the ability of the Company and its subsidiaries, including Coleman, to, among other things, (i) declare dividends or repurchase stock, (ii) prepay, redeem or repurchase debt, incur liens and engage in sale-leaseback transactions, (iii) make loans and investments, (iv) incur additional debt, (v) amend or otherwise alter material agreements or enter into restrictive agreements, (vi) make capital expenditures, (vii) fail to maintain its trade receivable securitization programs (or, in the case of the Sunbeam Receivables Program (as defined below), obtain an alternative receivables program within 60 days of termination of the Sunbeam Receivables Program),
(viii) engage in mergers, acquisitions and asset sales, (ix) engage in certain transactions with affiliates, (x) settle certain litigation, (xi) alter its cash management system and (xii) alter the businesses they conduct. The Credit Facility provides for events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenant, cross-defaults, bankruptcy, material adverse change arising from compliance with ERISA, material adverse judgments, entering into guarantees and change of ownership and control. Furthermore, the Credit Facility requires the Company to prepay loans under the Credit Facility on December 31, 2000 to the extent that the cash on hand in the Company's concentration accounts plus the aggregate amount of unused revolving loan commitments on that date exceed $185.0 million.

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

Pursuant to the April 14, 2000 amendment, term loan payments originally scheduled for September 30, 1999 and March 31, 2000 in the amount of $69.3 million on each date are to be made as follows: (i) $69.3 million on the sale of Eastpak, which occurred on May 26, 2000, (ii) $30.8 million on November 30, 2000 ($11.7 million of which has already been paid with the proceeds of the sale of Eastpak and certain other asset sales) and (iii) $38.5 million on April 10, 2001. The April 14, 2000 amendment provided that the payment dates for the $69.3 million term loan payments originally scheduled for each of September 30, 2000 and March 31, 2001 are deferred until April 10, 2001. In addition, the November 10, 2000 amendment provides that the November 30, 2000 term loan payment ($19.1 million) and the amendment fee payment ($8.5 million) be deferred until April 10, 2001. (See Note 3 to the Condensed Consolidated Financial Statements.)

Cash Flows
----------

As of September 30, 2000, the Company had cash and cash equivalents of $23.4 million and total debt of $2.4 billion. Cash used in operating activities during the nine months ending September 30, 2000 was $97.9 million, compared to the $73.2 million used during the nine months ending September 30, 1999. This change is primarily attributable to a decrease in operating results after giving effect to non-cash items, partially offset by decreased working capital needs during the 2000 period. The decrease in cash used for working capital during the 2000 period was primarily driven by accounts receivable, which decreased approximately $99 million from December 31, 1999 largely as a result of the impact of the lower level of net sales in 2000 as compared to the same period in 1999. In addition, the decrease in accounts receivable during the nine months ending September 30, 2000 reflects the impact of the increase in the existing accounts receivable securitization program ( the "Sunbeam Receivables Program") from $70 million to $100 million, effective March 31, 2000 and the new program entered into in April 2000 for the sale of Coleman's and Powermate's trade account receivables. (See Note 4 to the Condensed Consolidated Financial Statements.) During the same period in 1999, accounts receivable increased by approximately $78 million largely due to the Company's Outdoor Leisure division, which experienced strong levels of second and third quarter sales in 1999. During the first nine months of 2000, inventory levels increased approximately $60 million due to the seasonal inventory build in the Company's Household groups (primarily appliances and bedding products) and as a result of the decrease in sales of Year 2000 Products and reduced sales resulting from weakening retail conditions during the 2000 period as compared to the same period in 1999. In the first nine months of 1999, inventory levels decreased by $7.2 million primarily due to the fact that 1998 year-end inventory levels were high and the Company was actively working to reduce inventory to the appropriate level. Accounts payable decreased during the nine month period ending September 30, 2000 by approximately $35 million primarily due to a decrease in purchasing as a result of the lower sales volume and higher levels of inventory at September 30, 2000. During the first nine months of 1999, accounts payable increased approximately $30 million. The increase in payables in the 1999 period resulted from accounts payable balances being at a low level at year-end 1998 due to a decrease in purchasing as a result of the excess levels of inventory in December 1998. Decreases in other liabilities, primarily accrued interest, account for the majority of the balance of the cash used for working capital in 1999.

Cash used in investing activities in the nine month period ending September 30, 2000 reflects $80.9 million for the purchase of the remaining approximate 20% interest in Coleman and proceeds of $102.6 million relating to the sale of Eastpak. Capital spending for the nine months ending September 30, 2000 totaled $43.1 million, primarily for equipment and tooling for new products and the expansion of the Company's Neosho, Missouri warehouse. Investing activities for the 2000 period also includes approximately $10 million from the sale of assets, including the sale of the former Coleman headquarters building (approximately $5 million). Capital spending in the comparable 1999 period was $63.2 million and was primarily for information systems, including expenditures relating to Year 2000 readiness and equipment and tooling for new products. The Company anticipates 2000 capital spending to be less than 5% of net sales.

Cash provided by financing activities totaled $93.1 million in the nine month period ending September 30, 2000 and reflected net borrowings under the Company's Credit Facility. Approximately $81 million of the borrowings under the Credit Facility resulted from the Company's purchase of the remaining 20% interest in Coleman. These borrowings were partially offset by repayments of approximately $79 million made with proceeds from the sale of Eastpak. The balance of the increased borrowings under the Credit Facility was used to fund the Company's working capital requirements. Cash provided by financing activities totaled $99.2 million in the nine months ending September 30, 1999 and reflects net borrowings under the Company's Credit Facility. (See Note 3 to the Condensed Consolidated Financial Statements.)

At September 30, 2000, standby and commercial letters of credit aggregated $58.1 million and were predominately for insurance policies, workers' compensation, and international trade activities. In addition, as of September 30, 2000, surety bonds with a contract value of $72.2 million were outstanding largely for the Company's pension plans and as a result of environmental issues and litigation judgments that are currently under appeal.

As discussed in Note 2 to the Condensed Consolidated Financial Statements, the Company announced it intends to sell its Professional Clippers business. However, there can be no assurance as to whether or when such sale will be consummated. Moreover, the terms, timing and use of the net proceeds from such sale is subject to the approval of the lenders under the Credit Facility, and there can be no assurance that the lenders will consent to any sale or as to the terms of any consent provided.

As described in Note 4 to the Condensed Consolidated Financial Statements, the purchaser under the Sunbeam Receivables Program has determined to cease operations and consequently will cease purchasing receivables from the Company on January 15, 2001. The Company intends to seek a replacement receivables program, although there can be no assurance that the Company will be able to obtain a replacement program or that the terms of any such replacement program will be favorable to the Company. In addition, the Coleman Receivable Program contains cross-default provisions that provide the purchasers of the receivables an option to cease purchasing receivables if the Company is in default under the Credit Facility. In addition, these agreements contain various other covenants customary for these types of programs, including financial covenants. While the Company was in compliance with such covenants through September 30, 2000, the Company anticipates that it will be required to obtain a waiver or an amendment for certain covenants contained in the Coleman Receivable Program early in 2001 due primarily to the anticipated financial performance of Coleman and Powermate during 2000. The Company believes that such waiver or modification can be obtained, although there can be no assurance that any such waiver or amendment would be obtained or if obtained, would be on terms favorable to the Company.

The Company believes its borrowing capacity under the Credit Facility including its Supplemental Revolver, foreign working capital lines, cash flow from the operations of the Company, existing cash and cash equivalent balances, proceeds from its receivable securitization programs (See Note 4 to the Condensed Consolidated Financial Statements), the portion of the proceeds from the proposed sale of the Professional Clippers business which the Company may retain as described above and net proceeds from the sale of other non-core assets will be sufficient to support planned working capital needs and planned capital expenditures to April 2001. However, as described above, there are uncertainties regarding the terms and timing of the sale of the Professional Clipper business, the Company's ability to obtain lender consent to allow the Company access to all or most of the proceeds thereof (after payment of the $27.6 million in principal and fees due April 10, 2001) and the Company's ability to obtain a replacement receivables program for the Sunbeam Receivables Program. Given these and other uncertainties there can be no assurance that the aforementioned sources of funds will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company is unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, borrowing additional funds, restructuring indebtedness, selling other assets or operations and/or reducing expenditures for new product development, cutting other costs, and some of such actions would require the consent of the lenders under the Credit Facility. There can be no assurance that any of such actions could be effected, or if so, on terms favorable to the Company, that such actions would enable the Company to continue to satisfy its cash requirements and/or that such actions would be permitted under the terms of the Credit Facility. See "Cautionary Statements".

By letter dated June 17, 1998, the staff of the Division of Enforcement of the SEC advised the Company that it was conducting an informal inquiry into the Company's accounting policies and procedures and requested that the Company produce certain documents. In July 1998, the SEC issued a Formal Order of Private Investigation, designating SEC officers to take testimony and pursuant to which a subpoena was served on the Company requiring the production of certain documents. In November 1998, another SEC subpoena requiring the production of additional documents was received by the Company. The Company has provided numerous documents to the SEC staff and continues to cooperate with the SEC staff. The Company has, however, declined to provide the SEC with material that the Company believes is subject to the attorney-client privilege and the work product immunity. The staff of the SEC has informed the Company that its has completed its investigation, and intends to recommend to the SEC that enforcement action be taken against the Company. The Company and the staff of the SEC are in discussions regarding the foregoing. The Company cannot predict at this time the outcome of these discussions.

The Company is involved in significant litigation, including class and derivative actions, relating to events which led to the restatement of its consolidated financial statements, the issuance of the warrant to a subsidiary of M&F, the sale of the debentures and the employment agreements of Messrs. Dunlap and Kersh. The Company intends to vigorously defend each of the actions, but cannot predict the outcome and is not currently able to evaluate the likelihood of the Company's success in each case or the range of potential loss. However, if the Company were to lose these suits, the resulting judgments would likely have a material adverse effect on the Company's financial position, results of operations or cash flows. Additionally, the Company's insurance carriers, on the one hand, and the Company on the other, have filed various suits against each other requesting a declaratory judgment on the validity of the directors' and officers' liability insurance policies or have advised the Company of their intent to deny coverage under such policies. The Company is defending these claims and pursuing recovery from its insurers. See Part II- "Other Information". The Company's failure to obtain such insurance recoveries following an adverse judgment against the Company on any of the foregoing actions could have a material adverse effect on the Company's financial position, results of operations or cash flows.

Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees for defending such actions. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiff, and other significant factors which vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. As of September 30, 2000 the Company had established accruals for litigation matters of $32.4 million (representing $6.5 million and $25.9 million for estimated damages or settlement amounts and legal fees, respectively) and $24.3 million as of December 31, 1999 (representing $9.6 million and $14.7 million for estimated damages or settlements and legal fees, respectively.) It is anticipated that the $32.4 million accrual at September 30, 2000 will be paid as follows: $7.5 million in 2000, and $24.4 million in 2001 and $0.5 million in 2002. The Company believes, based on information available to the Company on September 30, 2000, that anticipated probable costs of litigation matters existing as of September 30, 2000 have been adequately reserved to the extent determinable.

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

See Note 9 to the Condensed Consolidated Financial Statements.

New Accounting Standards

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125). This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. The Company has not yet determined the effect of SFAS No. 140 on the consolidated financial position, results of operations or cash flows.

In July 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities (an amendment of FASB Statement No. 133) which amends SFAS No. 133, to provide additional guidance and to exclude certain provisions, which were determined by the FASB to be a burden on corporations. SFAS No. 133 requires the recognition of all derivatives in the Company's Consolidated Balance Sheets as either assets or liabilities measured at fair value and is effective for fiscal years beginning after June 15, 2000. It further provides criteria for derivative instruments to be designated as fair value, cash flow or foreign currency hedges and establishes accounting standards for reporting changes in the fair value of the derivative instruments. Derivatives that are not designated as part of a hedging relationship must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, the effective portion of the hedge's change in fair value is either (1) offset against the change in fair value of the hedged asset, liability or firm commitment through income or (2) held in equity until the hedged item is recognized in income. The ineffective portion of a hedge's change in fair value is immediately recognized in income. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income, or other comprehensive income, as appropriate.

Sunbeam has a cross-disciplinary implementation team in place to address SFAS No. 133 related issues. The team has been implementing a SFAS No. 133 compliant risk management policy, globally educating both financial and non-financial personnel, inventorying embedded derivatives and addressing other various SFAS No. 133 related issues. The Company will adopt SFAS No. 133 for the 2001 fiscal year. Although the Company continues to review the effect of the implementation of SFAS No. 133, the Company does not currently believe its adoption will have a material impact on its consolidated financial position, results of operations or cash flows. However, the impact of adoption of SFAS No. 133 on the Company's results of operations is dependent upon the fair values of the Company's derivatives and related financial instruments at the date of adoption and may result in more pronounced quarterly fluctuations in other income and expense.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company will be required to adopt SAB 101 by the fourth quarter of fiscal 2000. The Company does not believe that SAB 101 will have a material impact on its consolidated financial position, results of operations or cash flows.

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

o the prices at which the Company is able to sell receivables under its trade accounts receivables securitization programs and/or the Company's ability to continue to sell receivables under either of such programs including the Company's ability to comply with the terms of such programs; or obtain replacement programs on acceptable terms in the event one or both of such programs are terminated;

o the Company's ability to continue to have access to foreign working capital lines or the amount of credit available to the Company under such lines;

o the Company's ability to refinance its indebtedness, including the Credit Facility and/or the Debentures, at acceptable rates with acceptable other terms;

o the Company's ability to consummate the sale of its Professional Clippers business and certain other non-core assets and if consummated, the terms of such sales and the Company's ability to obtain consent from its lenders for such sale or the terms of such consent, including the portion of net proceeds to be retained by the Company;

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

o the trend by retailers of increasing the scope of private label or retailer-specific brands, particulary in appliances;

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

During 1998, purported class action and derivative lawsuits were filed in the Court of Chancery of the State of Delaware in New Castle County and in the U.S. District Court for the Southern District of Florida by stockholders of the Company against the Company, MacAndrews & Forbes and some of the Company's present and former directors. These complaints allege, among other things, that the defendants breached their fiduciary duties when the Company entered into a settlement agreement with the MacAndrews & Forbes subsidiary that sold the Company a controlling interest in Coleman. In such settlement agreement, the MacAndrews & Forbes subsidiary released the Company from threatened claims arising out of the Company's acquisition of its interest in Coleman, and MacAndrews & Forbes agreed to provide management support to the Company. Under the settlement agreement, the MacAndrews & Forbes subsidiary was granted a warrant expiring August 24, 2003 to purchase up to an additional 23 million shares of the Company's common stock at an exercise price of $7 per share, subject to anti-dilution provisions. The derivative actions filed in the Delaware Court of Chancery were consolidated. The plaintiffs voluntarily dismissed this action. The action filed in the U.S. District Court for the Southern District of Florida has been dismissed. In April 2000, a complaint was filed in the U.S. District Court for the Southern District of Florida against the Company, certain current and former directors, Messrs. Dunlap and Kersh and MacAndrews

& Forbes alleging, among other things, that certain of the defendants breached their fiduciary duty when the Company entered into a settlement agreement with MacAndrews & Forbes, and certain of the defendants breached their fiduciary duty and wasted corporate assets by, among other things, issuing materially false and misleading statements regarding the Company's financial condition. The plaintiff in this action seeks, among other things, recission of the warrants issued to MacAndrews & Forbes and an injunction preventing the issuance of warrants and damages. Each of the defendants has filed a motion to dismiss this complaint.

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

The Company has been named as a defendant in an action filed in the District Court of Tarrant County, Texas, 48th Judicial District, on November 20, 1998. The plaintiffs in this action are purchasers of the debentures. The plaintiffs allege that the Company violated the Texas Securities Act and the Texas Business & Commercial Code and committed state common law fraud by materially misstating the financial position of the Company in connection with the offering and sale of the Debentures. The complaint seeks rescission, as well as compensatory and exemplary damages in an unspecified amount. The Company specially appeared to assert an objection to the Texas court's exercise of personal jurisdiction over the Company, and a hearing on this objection took place in April 1999. Following the hearing, the court entered an order granting the Company's special appearance and dismissing the case without prejudice. The plaintiffs appealed, which appeal was denied. The plaintiffs have appealed to the Texas Supreme Court. In October 2000, the plaintiffs also filed a complaint against the Company's subsidiary Sunbeam Products, Inc. in the District Court for Dallas County alleging substantially the same allegations as the complaint filed against the Company in Tarrant County.

Messrs. Dunlap and Kersh have commenced an action against the Company in the Chancery Court for the State of Delaware seeking advancement from the Company of their alleged expenses incurred in connection with defending themselves in the various actions described above in which they are defendants and the investigation by the SEC described below. The Company has denied their claims. Discovery has commenced, and no trial date has been set.

On February 9, 1999, Messrs. Dunlap and Kersh filed with the American Arbitration Association demands for arbitration of claims under their respective employment agreements with the Company. Messrs. Dunlap and Kersh are requesting a finding by the arbitrator that the Company terminated their employment without cause and that they should be awarded certain benefits based upon their respective employment agreements. The Company has answered the arbitration demands of Messrs. Dunlap and Kersh and has filed counterclaims seeking, among other things, the return of all consideration paid, or to be paid, under the February 1998 Employment Agreements between the Company and Messrs. Dunlap and Kersh. An answer was filed by Messrs. Dunlap and Kersh generally denying the Company's counterclaim. The arbitration hearings have commenced and hearings are scheduled on various dates through April 2001.

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

In September 2000, an action naming the Company as a defendant was filed in the Circuit Court for Ozaukee County, Wisconsin. The plaintiffs allege that the Company violated the federal securities laws in connection with the offering and sale of the Debentures. The plaintiffs seek recission and damages. The Company has removed the action to Federal Court.

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

By letter dated June 17, 1998, the staff of the Division of Enforcement of the SEC advised the Company that it was conducting an informal inquiry into the Company's accounting policies and procedures and requested that the Company produce certain documents. In July 1998, the SEC issued a Formal Order of Private Investigation, designating SEC officers to take testimony and pursuant to which a subpoena was served on the Company requiring the production of certain documents. In November 1998, another SEC subpoena requiring the production of additional documents was received by the Company. The Company has provided numerous documents to the SEC staff and continues to cooperate with the SEC staff. The Company has, however, declined to provide the SEC with material that the Company believes is subject to the attorney-client privilege and the work product immunity. The staff of the SEC has informed the Company that its has completed its investigation, and intends to recommend to the SEC that enforcement action be taken against the Company. The Company and the staff of the SEC are in discussions regarding the foregoing. The Company cannot predict at this time the outcome of these discussions.

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

Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees for defending such actions. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs and other significant factors which vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. As of September 30, 2000, the Company had established accruals for litigation matters of $32.4 million (representing $6.5 million and $25.9 million for estimated damages or settlement amounts and legal fees, respectively), and $24.3 million as of December 31, 1999 (representing $9.6 million and $14.7 million for estimated damages or settlement amounts and legal fees, respectively). It is anticipated that the $32.4 million accrual at September 30, 2000 will be paid as follows: $7.5 million in 2000, $24.4 million in 2001 and $0.5 million in 2002. The Company believes, based on information available on September 30, 2000, that anticipated probable costs of litigation matters existing as of September 30, 2000 have been adequately reserved to the extent determinable.

The Company recorded an additional $23.2 million and $4.8 million for the fiscal nine months of 2000 and 1999, respectively, for defense costs for restatement-related litigation. The $23.2 million charge reflects the Company's current estimate of additional defense costs through June 2001. The Company's estimate of the additional defense costs was based primarily upon actual defense costs experienced in the second and third quarters of 2000 and a projection of expected future costs through the various trial dates of such litigations based on such costs to date (which are considered to be representative of the expected future costs).

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit No.                   Description
----------         --------------------------------------------

   10.1 Eleventh Amendment dated as of July 6, 2000 to Credit Agreement dated as of March 30, 1998 among Sunbeam Corporation, the subsidiary borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., Bank of America National Trust and Savings Association and First Union National Bank (as amended, the "Credit Agreement")

   10.2 Twelfth Amendment to the Credit Agreement dated as of August 10, 2000

   10.3 Thirteenth Amendment to the Credit Agreement dated as of September 29, 2000

   10.4 Fourteenth Amendment to the Credit Agreement dated as of November 10, 2000

   27 Financial Data Schedule submitted electronically to the Securities and Exchange Commission for information only and not filed.

(b)     Report on Form 8-K

        No reports on Form 8-K were filed through September 30, 2000.

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

                                            Dated: November 17, 2000

                                 EXHIBIT INDEX



EXHIBIT NO.               EXHIBIT DESCRIPTION
----------         --------------------------------------------

   10.1 Eleventh Amendment dated as of July 6, 2000 to Credit Agreement dated as of March 30, 1998 among Sunbeam Corporation, the subsidiary borrowers referred to therein, the Lenders party thereto, Morgan Stanley Senior Funding, Inc., Bank of America National Trust and Savings Association and First Union National Bank (as amended, the "Credit Agreement")

   10.2 Twelfth Amendment to the Credit Agreement dated as of August 10, 2000

   10.3 Thirteenth Amendment to the Credit Agreement dated as of September 29, 2000

   10.4 Fourteenth Amendment to the Credit Agreement dated as of November 10, 2000

   27 Financial Data Schedule submitted electronically to the Securities and Exchange Commission for information only and not filed.