Form 10-Q
period 2002-09-30
SUNBEAM CORP/FL/
filed 2002-11-19
CIK 3662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                     For the period ended September 30, 2002

                                       OR

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

            For the transition period from ___________ to ___________

                          Commission File No. 1-000052

                               SUNBEAM CORPORATION
                  (DEBTOR-IN-POSSESSION AS OF FEBRUARY 6, 2001)
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     25-1638266
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                           2381 EXECUTIVE CENTER DRIVE
                                 BOCA RATON, FL
                                      33431
                                   (Zip Code)
                    (Address of principal executive offices)

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

                   Yes [  ]          No [X]

On November 14, 2002 there were 107,422,500 shares of the registrant's Common Stock ($.01 par value) outstanding.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                                QUARTERLY REPORT
                                  ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
PART I.  FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Condensed Consolidated Statements of Operations (Unaudited)
                    for the three months and nine months ended September 30, 2002
                    and September 30, 2001...........................................................   2

                    Condensed Consolidated Balance Sheets (Unaudited)
                    as of September 30, 2002 and December 31, 2001...................................   3

                    Condensed Consolidated Statements of Cash Flows (Unaudited)
                    for the nine months ended September 30, 2002 and September 30, 2001..............   4

                    Notes to Condensed Consolidated Financial Statements (Unaudited).................   5

           Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations........................................................  30

           Item 3.  Quantitative and Qualitative Disclosure about Market Risk........................  47

           Item 4.  Controls and Procedures..........................................................  49

PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings................................................................  50

           Item 2.  Changes in Securities and Use of Proceeds........................................  56

           Item 3.  Defaults Upon Senior Securities..................................................  56

           Item 4.  Submission of Matters to a Vote of Security Holders..............................  56

           Item 5.  Other Information................................................................  56

           Item 6.  Exhibits and Reports on Form 8-K.................................................  57

SIGNATURE  ..........................................................................................  59
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.............................  60
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002..............................  62

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   Three Months Ended             Nine Months Ended
                                                                ---------------------------   --------------------------
                                                                September 30,  September 30,  September 30,  September 30,
                                                                    2002           2001           2002           2001
                                                                -----------    -----------    -----------    -----------
Net sales ...................................................   $   474,299    $   484,506    $ 1,496,553    $ 1,594,673
Cost of goods sold ..........................................       344,846        371,739      1,110,833      1,215,130
Selling, general and administrative expense .................       119,728        129,147        356,873        391,702
                                                                -----------    -----------    -----------    -----------

Operating income (loss) .....................................         9,725        (16,380)        28,847        (12,159)
Interest expense (contractual interest and Debenture discount amortization for the three and nine months ended
   September 30, 2002 and 2001, respectively, $48,758,
   $57,261, $144,768 and $180,041) ..........................         4,268          6,267         12,894         42,134
Other (income) expense, net .................................          (954)           382         (3,016)         4,181
                                                                -----------    -----------    -----------    -----------

Income (loss) before reorganization costs, income taxes and
   cumulative effect of change in accounting principle ......         6,411        (23,029)        18,969        (58,474)

Reorganization costs ........................................         4,848          4,253         10,336         55,465

Income tax expense (benefit):
   Current ..................................................           884          2,680          5,166          4,215
   Deferred .................................................            17         (2,218)           118         (2,600)
                                                                -----------    -----------    -----------    -----------
                                                                        901            462          5,284          1,615
                                                                -----------    -----------    -----------    -----------

Income (loss) before cumulative effect of change
   in accounting principle ..................................           662        (27,744)         3,349       (115,554)

Cumulative effect of change in accounting
   principle, net of tax benefit of $97.5 million ...........            --             --       (170,751)            --
                                                                -----------    -----------    -----------    -----------

Net income (loss) ...........................................   $       662    $   (27,744)   $  (167,402)   $  (115,554)
                                                                ===========    ===========    ===========    ===========

Income (loss) per share, basic and diluted:

   Income (loss) before cumulative effect of change
     in accounting principle ................................   $      0.01    $     (0.26)   $      0.03    $     (1.08)
   Cumulative effect of change in accounting principle,
     net of tax benefit of $97.5 million ....................            --             --          (1.59)            --
                                                                -----------    -----------    -----------    -----------

   Net income (loss), basic and diluted .....................   $      0.01    $     (0.26)   $     (1.56)   $     (1.08)
                                                                ===========    ===========    ===========    ===========

Weighted average common shares outstanding,
   basic and diluted ........................................       107,423        107,423        107,423        107,423

            See Notes to Condensed Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                  September 30,       December 31,
                                                                                      2002                2001
                                                                                  -------------      -------------
ASSETS

Current assets:
   Cash and cash equivalents..................................................    $     27,301       $      57,248
   Receivables, net...........................................................         199,126             131,375
   Inventories, net...........................................................         396,771             377,602
   Prepaid expenses, deferred income taxes and other current assets...........          44,029              42,160
                                                                                  -------------      -------------

         Total current assets.................................................         667,227             608,385
Property, plant and equipment, net............................................         324,154             361,133
Trademarks, tradenames and other intangibles..................................         291,175             559,103
Goodwill .....................................................................              --               6,396
Other assets..................................................................         128,198              25,726
                                                                                  -------------      -------------
                                                                                  $  1,410,754       $   1,560,743
                                                                                  =============      =============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Liabilities not subject to compromise

   Current liabilities:
     Short-term debt and current portion of long-term debt....................    $     30,472       $      32,707
     Accounts payable.........................................................         137,349             124,133
     Other current liabilities................................................         217,810             225,854
                                                                                  -------------      -------------

     Total current liabilities................................................         385,631             382,694
   Long-term debt, less current portion.......................................          11,359               1,143
   Other long-term liabilities................................................         194,336             194,175
   Deferred income taxes .....................................................          94,401              91,425

Liabilities subject to compromise.............................................       2,497,549           2,499,398

Commitments and contingencies (Notes 4, 5 and 13)

Shareholders' deficiency:
   Preferred stock (2,000,000 shares authorized, none outstanding)............              --                  --
   Common stock (107,422,500 shares issued and outstanding)...................           1,074               1,074
   Additional paid-in capital.................................................       1,179,629           1,179,629
   Accumulated deficit........................................................      (2,856,426)         (2,689,024)
   Accumulated other comprehensive loss.......................................         (96,799)            (99,771)
                                                                                  ------------          ----------

   Total shareholders' deficiency ............................................      (1,772,522)         (1,608,092)
                                                                                  ------------       -------------
                                                                                  $  1,410,754       $   1,560,743
                                                                                  =============      =============

            See Notes to Condensed Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                         Nine Months Ended
                                                                                  --------------------------------
                                                                                  September 30,       September 30,
                                                                                      2002                2001
                                                                                  -------------      -------------
OPERATING ACTIVITIES:
    Net loss..................................................................    $   (167,402)      $    (115,554)
    Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
        Depreciation and amortization.........................................          51,476              71,444
        Cumulative effect of change in accounting principle...................         170,751                  --
        Non-cash interest charges.............................................           3,192              12,420
        Non-cash reorganization costs.........................................              --              39,869
        Deferred income taxes.................................................             118              (2,600)
        Loss on sale of business..............................................             848                  --
        Gain on insurance settlement..........................................          (3,402)                 --
        Changes in working capital and other, net of divestitures.............         (74,900)               (102)
                                                                                  -------------      -------------

              Net cash (used in) provided by operating activities.............         (19,319)              5,477
                                                                                  -------------      -------------

INVESTING ACTIVITIES:
    Capital expenditures......................................................         (20,677)            (24,809)
    Net proceeds from sale of business........................................           7,350                  --
    Proceeds from sales of other assets.......................................             260                 511
    Net proceeds from insurance settlement....................................           5,631                 472
                                                                                  -------------      -------------
              Net cash used in investing activities...........................          (7,436)            (23,826)
                                                                                  -------------      -------------

FINANCING ACTIVITIES:
    Net borrowings (repayments) under revolving credit facilities.............           5,421             (10,594)
    Net borrowings under DIP facility.........................................              --              42,000
    Net borrowings (repayments) under debt obligations........................           1,318                (828)
    Deferred financing fees...................................................          (5,087)             (9,784)
    Other, net................................................................              --                  15
                                                                                  -------------      -------------

              Net cash provided by financing activities.......................           1,652              20,809
                                                                                  -------------      -------------

Effect of exchange rate changes on cash and cash equivalents..................          (4,844)              2,966
                                                                                  -------------      -------------

Net (decrease) increase in cash and cash equivalents..........................         (29,947)              5,426
Cash and cash equivalents at beginning of period..............................          57,248              27,225
                                                                                  -------------      -------------

Cash and cash equivalents at end of period....................................    $     27,301       $      32,651
                                                                                  ============       =============

            See Notes to Condensed Consolidated Financial Statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11

On February 6, 2001, Sunbeam Corporation and substantially all of its subsidiaries (the "Subsidiary Debtors" and together with Sunbeam Corporation, the "Debtors"), filed (the "Filings") voluntary petitions (the "Petitions") with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The case number for the Sunbeam case is 01-40291(AJG) and the case numbers for the cases of the Subsidiary Debtors, which are being jointly administered separately from the case of Sunbeam Corporation, are 01-40252(AJG) through 01-40290(AJG). The Debtors are managing their businesses and properties as debtors-in-possession.

Sunbeam Corporation has been operating with significant debt since March 1998, when prior management caused Sunbeam Corporation to borrow $2.0 billion under a bank credit facility (as amended, modified and supplemented through and including the date of the Filings, the "Pre-Petition Credit Facility"), among Sunbeam Corporation, the Subsidiary Debtors, as guarantors, and certain non-debtor subsidiary guarantors, and the lenders (the "Secured Lenders") parties thereto, and through the issuance of zero coupon debentures due 2018 (the "Debentures"). The $2.0 billion was used to fund the acquisition of The Coleman Company, Inc. ("Coleman"), Signature Brands, Inc. and First Alert, Inc. ("First Alert"), and to repay or defease (and pay associated penalties and premiums) debt at such companies and certain indebtedness of Sunbeam Corporation.

Sales of Sunbeam Corporation and its subsidiaries (collectively, the "Company" or "Sunbeam") have been adversely affected by a reduction in retailer purchases since approximately the second quarter of 2000, as retailers sought to reduce their inventories in many of the categories in which the Company participates, and as a result of slowing retail sales of consumer durables generally. The Company's sales also were adversely affected by reduced sales of certain outdoor products, including portable generators, that had unusually high sales during 1999 due to Year 2000 concerns ("Year 2000 Products") and the absence of severe storm activity during 2000 which also adversely affected sales of Year 2000 Products. The foregoing significantly reduced the Company's sales and earnings, and the reduction in sales coupled with the size of Sunbeam Corporation's debt resulted in Sunbeam Corporation being unable to support its debt service requirements.

As a result, in late 2000, Sunbeam Corporation determined that the most effective and efficient manner in which to address its excessive debt obligations, while at the same time minimizing disruption to the operations and businesses of the Company, was to effectuate a restructuring of Sunbeam Corporation and the Subsidiary Debtors under the auspices of Chapter 11 of the Bankruptcy Code. To that end, Sunbeam Corporation and the Subsidiary Debtors have reached an agreement with the Secured Lenders as to the principal terms, conditions and provisions of such restructuring.

Pursuant to the plan of reorganization for Sunbeam Corporation dated October 2, 2002, (the "Sunbeam Corporation Plan"), if confirmed and if such plan becomes effective (the date such plan becomes effective, the "Effective Date") among other things, the claims of the Secured Lenders under the Pre-Petition Credit Facility will be converted into (i) $100.0 million face value in the new pay-in-kind secured debt of Sunbeam Corporation having an interest rate of 7.5% (the "New Secured Debt") and (ii) 100% of the outstanding common stock of Sunbeam Corporation ("Reorganized Sunbeam Corporation,") subject to options to be issued to employees and the warrants described below. The Sunbeam Corporation Plan provides, among other things, for (i) warrants to purchase 1% of the outstanding shares of Sunbeam Corporation to be issued to the holders of the Debentures provided the holders of Debentures as a class vote in favor of the Sunbeam Corporation Plan, (ii) $1.0 million for other certain unsecured creditors of Sunbeam Corporation, including claimants against Sunbeam Corporation in the various litigations for securities fraud and other litigation arising out of the events leading to the restatement of Sunbeam Corporation's financial statements and earnings projections made by prior management, provided that such unsecured creditors vote in favor of the Sunbeam Corporation Plan, and
(iii) no recovery for the equity holders of Sunbeam Corporation. There can be no assurance that the Sunbeam Corporation Plan will be confirmed in its present form or that if confirmed that it will not be amended in the future or that the transactions contemplated thereby will be consummated. The secured creditors of Sunbeam Corporation as a class voted in favor of the Sunbeam Corporation Plan. The holders of Debentures as a class did not vote in favor of the Sunbeam Corporation Plan and therefore the warrants will not be issued. The other unsecured creditors of Sunbeam Corporation as a class voted in favor of the Sunbeam Corporation Plan, and therefore will be entitled to the $1.0 million described above.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 -- (CONTINUED)

Pursuant to the joint plan of reorganization for the Subsidiary Debtors dated October 2, 2002, (the "Subsidiary Plan" and collectively with the Sunbeam Corporation Plan, the "Plans"), if such plan is confirmed and becomes effective, among other things, (i) the Subsidiary Debtors will become guarantors of the New Secured Debt issued pursuant to the Sunbeam Corporation Plan and will pledge their assets to secure such debt; (ii) all other secured creditors of the Subsidiary Debtors, if any, will be rendered unimpaired; (iii) all general unsecured creditors of the Subsidiary Debtors (other than intercompany claims) will be rendered unimpaired; and (iv) all equity interests in the Subsidiary Debtors, which are held by Sunbeam Corporation or other Subsidiary Debtors, will be rendered unimpaired and for certain Subsidiary Debtors will be subject to employee stock options to be issued by such Subsidiary Debtors. There can be no assurance that the Subsidiary Plan will be confirmed in its present form or that it will not be amended in the future or that if confirmed that the transactions contemplated thereby will be consummated. The secured creditors voted in favor of the Subsidiary Plan.

The confirmation hearing on the Plans is scheduled for November 20, 2002.

In conjunction with the filing of the Petitions, the Secured Lenders under the Pre-Petition Credit Facility provided Sunbeam Corporation with $285.0 million of debtor-in-possession financing (the "DIP Credit Facility"), primarily to finance the working capital needs of the Debtors. The size of the facility was developed to accommodate, among other things, the traditional seasonal working capital peak, which generally occurs during the second quarter. In accordance with the terms of that facility, the total allowable commitments under the Dip Credit Facility were reduced to $160.0 million as of June 30, 2001, and were consistent with the Company's working capital needs. To accommodate the Company's 2002 seasonal work capital peak, commitments under the DIP Credit Facility were increased to $200.0 million in March 2002. Consistent with the prior year, the DIP Credit Facility allowable commitments were reduced to $180.0 million on May 1, 2002 and $160.0 million, effective June 1, 2002, consistent with seasonal working capital requirements. The DIP Credit Facility is secured by a lien on all property of the Debtors, subject to certain exceptions for the A/R Securitization Facility (defined and described below) and certain other limited exceptions. See Notes 4 and 7.

In addition, Coleman, Sunbeam Products, Inc., BRK Brands, Inc. ("BRK Brands"), and Coleman Powermate, Inc. ("Powermate"), each a Subsidiary Debtor, have entered into a $200.0 million accounts receivable securitization program (the "A/R Securitization Facility") with GE Capital Corporation and the other purchasers that are signatories thereto. See Note 7.

The Company believes that the financial restructuring contemplated under the Plans (as described above) will reduce Sunbeam Corporation's outstanding debt obligations to levels more manageable and consistent with the business operations and projected financial performance of the Company, while minimizing disruption and harm to the business operations of the Subsidiary Debtors. The financial restructuring contemplated under the Plans also will enhance the Company's ability to effectively compete and maintain critical relationships with its suppliers and retail vendors.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

The recurring losses from operations and the inability of the Company to support its debt service requirements for the periods preceding the Filings that resulted in the Filings, as well as losses from operations for several periods subsequent to the Filings, raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis of accounting is dependent upon, among other things, (i) the Company's ability to comply with the DIP Credit Facility and the A/R Securitization Facility, (ii) confirmation of the Plans (as such may be amended) under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations.

While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, the amounts and classifications reported in the condensed consolidated historical financial statements, do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of consummation of the Plans.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

1.   VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 -- (CONTINUED)

The accompanying condensed consolidated financial statements do not purport to reflect or provide for the consequences of the Debtors' bankruptcy proceedings. In particular, such condensed consolidated financial statements do not purport to show (i) as to assets, their realizable value on a liquidation or sale basis or their availability to satisfy liabilities, (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (iii) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Debtors, or (iv) as to operations, the effect of any changes that may be made in the business of the Debtors.

Substantially all of the Debtors' pre-petition debt is in default due to the Filings. The accompanying Condensed Consolidated Balance Sheets reflect the classification of such debt as current (for debt not subject to compromise) or as liabilities subject to compromise for the periods ended September 30, 2002 and December 31, 2001. Included in liabilities subject to compromise is debt outstanding under Sunbeam Corporation's Pre-Petition Credit Facility, as well as the accreted amount of the Debentures. See Note 5.

As required by Statement of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization under the Bankruptcy Code, the Debtors, beginning in the first quarter of 2001, were required to record their debt instruments at the allowed amount, as defined by SOP 90-7. Accordingly, the Company accelerated the amortization of its debt-related costs attributable to the Debtors and recorded a pre-tax expense of approximately $40 million in February 2001. This expense is classified as a reorganization cost and is comprised primarily of unamortized financing costs.

2.   OPERATIONS AND BASIS OF PRESENTATION

ORGANIZATION

The Company is a leading designer, manufacturer and marketer of branded consumer products. The Company's primary business is the manufacturing, marketing and distribution of durable household and outdoor leisure consumer products through mass market and other distribution channels in the United States and internationally. The Company also sells certain of its products to professional and commercial end users such as small businesses, hotels and other institutions. The Company's principal products include household kitchen appliances; health monitoring and care products for home use; scales for consumer use; electric blankets and throws; clippers and trimmers for professional and animal uses; smoke and carbon monoxide detectors; fire extinguishers; outdoor barbecue grills, camping equipment such as tents, lanterns, sleeping bags and stoves; coolers; backpacks, book bags and other travel related gear; and portable and standby generators, compressors and pressure washers.

BASIS OF PRESENTATION

The Condensed Consolidated Balance Sheet of the Company as of September 30, 2002, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 are unaudited. The unaudited condensed consolidated financial statements have been prepared on a going concern basis of accounting and in accordance with SOP 90-7. Preparation of these condensed consolidated financial statements on a going concern basis contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The December 31, 2001 Condensed Consolidated Balance Sheet was derived from the Company's audited consolidated financial statements for the year ended December 31, 2001. The Condensed Consolidated Financial Statements contained herein should be read in conjunction with the Company's 2001 consolidated financial statements and related notes provided as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on September 6, 2002. In the opinion of management, the unaudited condensed consolidated financial statements contained herein include all adjustments (consisting of only recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for future periods.

BASIC AND DILUTED INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic income (loss) per common share calculations are determined by dividing income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding. Diluted income (loss) per share is generally determined by dividing income (loss) attributable to common shareholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding (which would have related to outstanding stock options, restricted stock, warrants and the Debentures).

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

2.   OPERATIONS AND BASIS OF PRESENTATION -- (CONTINUED)

For the three and nine months ended September 30, 2002 and 2001, shares related to (i) stock options, (ii) restricted stock, (iii) shares related to the conversion feature of the Debentures, and (iv) shares issuable upon the exercise of warrants were not included in diluted average common shares outstanding as these common stock equivalents are not and will never be exercisable due to the Chapter 11 Filings. See Note 1.

NEW ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management believes that the impact of this statement will not have a material effect on the Company's consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective January 1, 2002. The impact of this statement has not had a material effect on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. SFAS No. 143 is not expected to have a material effect on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which the Company adopted as of January 1, 2002. Under the provisions of this statement, goodwill and intangible assets that have indefinite useful lives will no longer be amortized but rather will be tested at least annually for impairment. As a result of adoption of SFAS No. 142, the Company recognized a pre-tax charge of $268.3 million ($170.8 million net of tax benefit of $97.5 million) in the first quarter of 2002. This charge is reflected as "Cumulative effect of change in accounting principle, net of tax benefit" in the Condensed Consolidated Statements of Operations. In addition, the Company discontinued the amortization of identifiable intangible assets that have indefinite useful lives as of January 1, 2002. See Note 3.

In July 2001, the FASB issued SFAS No. 141, Business Combinations. This statement is effective for periods beginning after December 15, 2001 and applies to all business combinations entered into subsequent to June 30, 2001 and requires that all such business combinations be accounted for using the purchase method of accounting. The Company adopted SFAS No. 141 effective January 1, 2002. The impact of this statement has no effect on the Company's consolidated financial statements.

Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS No. 133 as of January 1, 2001 was not material to the Company's consolidated financial statements.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

2.   OPERATIONS AND BASIS OF PRESENTATION -- (CONTINUED)

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 2002 presentation.

3.   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 2002, the Company adopted SFAS No. 142. This statement addresses financial accounting and reporting for goodwill and other intangibles. Under the provisions of this statement, goodwill and intangible assets that have indefinite useful lives will no longer be amortized, but rather will be tested at least annually, on a reporting unit basis, for impairment. (See Note 12 for a description of the Company's reporting units.) The Company discontinued amortization of identifiable intangible assets with indefinite lives as of January 1, 2002. Identifiable intangible assets deemed to have indefinite lives must be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied. That transitional intangible asset impairment test must be completed in the first interim period in which SFAS No 142 is initially applied for each applicable reporting unit. SFAS No. 142 prescribes that impairment loss be measured as the difference between the carrying amount of the identifiable intangible asset in each applicable reporting unit and its estimated fair value.

SFAS No. 142 also redefines intangible assets, such that the concept of an intangible asset related to assembled workforce is no longer recognized. Accordingly, the Company discontinued amortization of the assembled workforce intangible assets as of January 1, 2002 and reclassified the carrying amount to goodwill. This reclassification resulted in additional goodwill of $0.8 million in the Sunbeam Products business, $7.1 million in the Coleman business, $0.9 million in the First Alert business and $1.2 million in the Powermate business. The additional goodwill in the Sunbeam Products business was written off in connection with the sale of the Professional Scales Business. See Note 10. The balance of this goodwill was then included in the transitional goodwill impairment test described below.

SFAS No. 142 sets forth guidelines for the evaluation of goodwill for impairment using a "two-step" transitional goodwill impairment test. SFAS No. 142 requires the completion of the first step of the transitional goodwill impairment test (whereby the fair value of a reporting unit is compared with its carrying value, including goodwill) no later than June 30, 2002. If there is indication of impairment, the second step used to measure the impairment loss (whereby if the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess) must be completed by the end of the fiscal year.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

3.   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE -- (CONTINUED)

TRANSITIONAL IMPAIRMENT CHARGE

As a result of the adoption of SFAS No. 142, the Company recorded a pre-tax charge of $268.3 million ($170.8 million net of tax benefit of $97.5 million) in the first quarter of 2002 relating to the impairment of intangible assets, specifically, trademarks and tradenames ($252.7 million pre-tax charge) and goodwill ($15.6 million charge.) The fair value of intangible assets was determined based on a valuation study performed by an external valuation firm using various valuation methodologies, including the "relief from royalties" method for the trademarks and tradenames valuation. The external valuation firm, using both the discounted present value of future cash flows and market values of comparable businesses, also determined the fair value of the goodwill. The charge is reflected in the Condensed Consolidated Statements of Operations as "Cumulative effect of change in accounting principle, net of tax benefit."

                                            SUNBEAM
(In thousands)                              PRODUCTS      COLEMAN     FIRST ALERT  POWERMATE      TOTAL
                                            ---------    ---------    -----------  ---------    ---------
GOODWILL
Balance as of January 1, 2002 ...........   $   6,396    $      --    $      --    $      --    $   6,396
Reclassification of assembled workforce .         781        7,070          850        1,248        9,949
Impairment charge .......................      (6,396)      (7,070)        (850)      (1,248)     (15,564)
Sale of Professional Scales Business ....        (781)          --           --           --         (781)
                                            ---------    ---------    ---------    ---------    ---------
Balance as of September 30, 2002 ........   $      --    $      --    $      --    $      --    $      --
                                            =========    =========    =========    =========    =========

TRADEMARKS AND TRADENAMES
   AND OTHER INTANGIBLES
Balance as of January 1, 2002 ...........   $ 219,193    $ 265,560    $  24,571    $  43,500    $ 552,824
Reclassification of assembled workforce .        (781)      (7,070)        (850)      (1,248)      (9,949)
Impairment charge .......................    (112,243)     (96,490)      (9,721)     (34,252)    (252,706)
Sale of Professional Scales Business ....      (4,169)          --           --           --       (4,169)
                                            ---------    ---------    ---------    ---------    ---------
Balance as of September 30, 2002 ........   $ 102,000    $ 162,000    $  14,000    $   8,000    $ 286,000
                                            =========    =========    =========    =========    =========

INTANGIBLES WITH DEFINITE USEFUL LIVES

Because the Company's patents have definite useful lives, the Company will continue to amortize those assets over their respective terms. The following tables present information about the Company's patents, at September 30, 2002 and December 31, 2001 (in thousands):

PATENTS

                                                 SEPTEMBER 30, 2002                                 DECEMBER 31, 2001
                                 -------------------------------------------------       -------------------------------------
                                   USEFUL      GROSS                       NET              GROSS                      NET
                                    LIFE      CARRYING    ACCUMULATED    CARRYING         CARRYING   ACCUMULATED     CARRYING
                                 (IN YEARS)    AMOUNT     AMORTIZATION    AMOUNT           AMOUNT    AMORTIZATION     AMOUNT
                                 ----------   ---------   ------------  ----------       ----------  ------------   ----------
Sunbeam Products.............         8       $   1,800    $   (1,012)  $      788       $    1,800    $    (844)   $      956
Coleman......................         8           7,080        (3,802)       3,278            7,080       (3,097)        3,983
First Alert..................         8           2,400        (1,350)       1,050            2,400       (1,125)        1,275
Powermate....................        15             120           (61)          59              120          (55)           65
                                              ---------    ----------   ----------       ----------    ---------    ----------
Total........................                 $  11,400    $   (6,225)  $    5,175       $   11,400    $  (5,121)   $    6,279
                                              =========    ==========   ==========       ==========    =========    ==========

The consolidated amortization expense related to patents was $0.4 million and $1.1 million for the three and nine months ended September 30, 2002 and 2001, respectively. Estimated amortization expense follows for the next five years ending December 31:

             Year                                Amount
             ----                                ------
             2002                                $1,473
             2003                                 1,473
             2004                                 1,469
             2005                                 1,469
             2006                                   249
             2007 and thereafter                    146

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

3.   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE -- (CONTINUED)

IMPACT OF NON-AMORTIZATION PROVISION FOR INTANGIBLE ASSETS
WITH INDEFINITE USEFUL LIVES

The Company determined that certain of its intangible assets have indefinite useful lives and, upon adoption of SFAS No. 142 (January 1, 2002), the Company discontinued amortization of these assets. The adoption of SFAS No. 142 resulted in a positive impact of $4.8 million before income taxes, ($3.0 net of taxes), and $14.3 million before income taxes, ($9.0 million net of taxes), for the three and nine months ended September 30, 2002, respectively, related to the discontinuance of amortization of goodwill and certain other intangible assets. For fiscal year 2002, the Company expects the adoption of SFAS No. 142 to increase income before the cumulative effect of change in accounting principle by approximately $19.0 million, ($12.0 million net of taxes). The following table shows the reconciliation of the Company's reported loss and loss per share to adjusted net loss and loss per share as if the non-amortization provisions of SFAS No. 142 had been applied at the beginning of the respective periods:

                                                                 Three Months Ended              Nine Months Ended
                                                            ----------------------------   ---------------------------
                                                             September 30, September 30,   September 30,  September 30,
(Amounts in thousands, except per share data)                    2002          2001            2002           2001
                                                             ------------  ------------    ------------   ------------
Income (loss) before cumulative effect of change
   in accounting principle ................................   $       662   $   (27,744)   $     3,349   $  (115,554)
Add back:
   Goodwill amortization ..................................            --           183             --           548
   Trademarks, tradenames and other amortization ..........            --         4,671             --        14,012
                                                              -----------   -----------    -----------   -----------

Adjusted income (loss) ....................................   $       662   $   (22,890)   $     3,349   $  (100,994)
                                                              ===========   ===========    ===========   ===========

Basic and diluted income (loss) per share before cumulative effect of change in accounting principle:

Income (loss) before cumulative effect of change
   in accounting principle ................................   $      0.01   $     (0.26)   $      0.03   $     (1.08)
Add back:
   Goodwill amortization ..................................            --            --             --          0.01
   Trademarks, tradenames and other amortization ..........            --          0.05             --          0.13
                                                              -----------   -----------    -----------   -----------
Adjusted income (loss) ....................................   $      0.01   $     (0.21)   $      0.03   $     (0.94)
                                                              ===========   ===========    ===========   ===========

4.   DEBT

As a result of the Filings, no principal or interest payments were made on the outstanding borrowings under the Pre-Petition Credit Facility after February 5, 2001. In addition, the Company ceased accruing interest on the Pre-Petition Credit Facility and ceased amortizing the discount on the Debentures in accordance with SOP 90-7. The Sunbeam Corporation Plan contemplates converting all of the amounts outstanding under the Pre-Petition Credit Facility into the New Secured Debt and equity interests in the Reorganized Sunbeam Corporation. The Sunbeam Corporation Plan also contemplates converting the Debentures into warrants to purchase 1% of the equity of the Reorganized Sunbeam Corporation. See Note 1.

Substantially all of the Debtors' pre-petition debt is in default due to the Filings. The accompanying Condensed Consolidated Balance Sheets reflect the classification of such debt as current (for debt not subject to compromise) or as liabilities subject to compromise for the periods ended September 30, 2002 and December 31, 2001. Included in liabilities subject to compromise is debt outstanding under Sunbeam Corporation's Pre-Petition Credit Facility, as well as the accreted amount of the Debentures.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

4.   DEBT -- (CONTINUED)

In connection with the filing of the Petitions, the Secured Lenders under the Pre-Petition Credit Facility have provided Sunbeam Corporation with the DIP Credit Facility. The DIP Credit Facility initially provided for a total commitment of $285.0 million, with a $120.0 million sub-limit for letters of credit. The letters of credit outstanding under the Pre-Petition Credit Facility on the date of the Filings became outstanding letters of credit under the DIP Credit Facility. In addition, pursuant to the DIP Credit Facility, the $50.0 million outstanding under the supplemental revolver of the Pre-Petition Credit Facility became outstanding borrowings under the DIP Credit Facility, and certain fees and expenses of the lenders under the DIP Credit Facility were paid with borrowings under the DIP Credit Facility. The aggregate commitment under the DIP Credit Facility will be permanently reduced by 100% of the net cash proceeds from asset sales outside of the ordinary course of business. The aggregate commitments were permanently reduced to $200.0 million on April 30, 2001 and further reduced to $160.0 million on June 30, 2001. The DIP Credit Facility initially was to terminate at the earlier of (i) February 5, 2002, (ii) the Effective Date of the Sunbeam Corporation Plan, or (iii) termination of the commitments under the DIP Credit Facility. Pursuant to an amendment to the agreement dated March 13, 2002, the DIP Credit Facility was extended through February 5, 2003 and the total commitment was increased to $200.0 million. The aggregate commitments were permanently reduced to $180.0 million on May 1, 2002 and were further reduced to $160.0 million on June 1, 2002. Under the terms of the March 13, 2002 amendment, the Company paid an amendment fee of $4.0 million in March 2002. This fee is being amortized to interest expense using the straight-line method over the one-year period of the amendment. DIP Borrowings under the DIP Credit Facility accrue interest at the Company's option: (i) LIBOR plus 3.5%, or (ii) prime rate plus 2.5%.

The DIP Credit Facility contains various covenants, including (i) a cumulative consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") covenant, (ii) a cumulative capital expenditures covenant, (iii) a minimum domestic accounts payable covenant, (iv) a covenant limiting the amount of post-petition intercompany receivables due from foreign subsidiaries, and (v) a covenant regarding compliance with an agreed upon cash budget. In addition, the DIP Credit Facility provided that the Company was required to fully utilize borrowing availability under its A/R Securitization Facility at any time there were loans or letters of credit outstanding under the DIP Credit Facility. Effective August 30, 2002, the DIP Credit Facility was amended to exclude letters of credit outstanding from the A/R Securitization Facility full utilization provision. See Note 7.

In addition to the above described EBITDA and other tests and ratios, the DIP Credit Facility contains covenants customary for credit facilities of a similar nature, including limitations on the ability of Sunbeam Corporation and its subsidiaries to, among other things, (i) declare dividends or repurchase stock,
(ii) incur liens or engage in sale-leaseback transactions, (iii) make loans and investments, (iv) incur additional debt, (v) amend or otherwise alter material agreements or enter into restrictive agreements, (vi) fail to maximize utilization of foreign credit facilities, (vii) fail to maintain its trade accounts receivable securitization program, (viii) engage in mergers, acquisitions or asset sales, (ix) engage in transactions with affiliates, (x) alter its cash management system and (xi) alter the businesses they conduct. The DIP Credit Facility provides for events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenant, cross-defaults, material adverse change arising from compliance with ERISA, entry of certain orders by the Bankruptcy Court in the Chapter 11 proceedings or material adverse judgments.

Borrowings under the DIP Credit Facility are secured by a perfected first priority lien on all the Debtors' assets subject to certain exceptions for the A/R Securitization Facility, and certain other exceptions.

In March 2002, the Canadian subsidiary of the Company entered into a senior secured revolving credit facility for up to $25.0 million Canadian dollars. This facility is secured by this subsidiary's accounts receivable and inventory and expires in April 2005. Borrowings under this facility accrue interest at the index rate (average rate quoted on Reuters Monitor Screen applicable to Canadian dollar bankers' acceptances with a term of 30 days as of the first business day of the respective month) plus 2.25%. This facility contains various covenants including (i) a cumulative consolidated EBITDA covenant, (ii) a cumulative capital expenditures covenant, and (iii) a tangible net worth covenant. At September 30, 2002, $9.5 million was outstanding under the revolver and is reflected as long-term debt in the accompanying Condensed Consolidated Balance Sheet.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

4.   DEBT -- (CONTINUED)

Although there can be no assurance, the Company believes that its financing capacity under the DIP Credit Facility and the A/R Securitization Facility, combined with its foreign working capital lines and securitization facilities, cash flows from operations and existing cash and cash equivalent balances will be sufficient to support the Company's planned working capital needs and planned capital expenditures through the Debtors' anticipated emergence from Chapter 11. See Note 7. Following the confirmation of the Sunbeam Corporation Plan and the Subsidiary Plan, the Reorganized Sunbeam Corporation's seasonal working capital borrowings and letter of credit requirements are anticipated to be funded under
(i) an exit working capital facility (the "Exit Working Capital Facility,") (ii) an exit accounts receivable securitization facility or receivables based financing, (the "Exit A/R Facility"), and (iii) the current foreign working capital and securitization facilities ("the Foreign Facilities", and together, the "Exit Facilities.") These facilities are expected to contain customary covenants, including financial covenants. If Reorganized Sunbeam Corporation cannot meet these covenants, it would be an event of default. Furthermore, the Reorganized Sunbeam Corporation's liquidity could be adversely affected by the prices at which the reorganized subsidiaries can sell trade accounts receivable under these programs or by the termination of the Exit Facilities for any reason, including termination due to an inability to comply with the terms of these agreements.

Given these and other uncertainties there can be no assurance that the aforementioned sources of funds will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company is unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, borrowing additional funds, restructuring indebtedness, selling assets or operations and/or reducing expenditures for new product development, reducing headcount and/or other expenditures, and certain of such actions would require the consent of the lenders under the DIP Credit Facility or the Exit Facilities. There can be no assurance that any of such actions could be effected, or if so, on terms favorable to the Company, that such actions would enable the Company to continue to satisfy its cash requirements and/or that such actions would be permitted under the terms of the DIP Credit Facility or the Exit Facilities.

Debt at the end of each period consists of the following (in thousands):

                                                                                               September 30,     December 31,
                                                                                                   2002              2001
                                                                                               -------------     ------------
DIP Credit Facility, average interest rate of 6.19% and 8.05% for the nine months ended
   September 30, 2002 and the year ended December 31, 2001, respectively..................      $       --        $      --
Other lines of credit, including foreign working capital facilities.......................          30,227           23,228
Other long-term borrowings, due through 2015, weighted average interest rate of 4.66%
   and 3.91% at September 30, 2002 and December 31, 2001, respectively....................          11,604           10,622
                                                                                                ----------        ---------

                                                                                                    41,831           33,850
Less: short-term debt and current portion of long-term debt...............................          30,472           32,707
                                                                                                ----------        ---------

Long-term debt............................................................................      $   11,359        $   1,143
                                                                                                ==========        =========

5.   LIABILITIES SUBJECT TO COMPROMISE

Amounts representing liabilities of Sunbeam Corporation that were known to the Company or estimable prior to the Filings for which the Company is seeking relief pursuant to the Sunbeam Corporation Plan are presented as Liabilities Subject to Compromise in the accompanying Condensed Consolidated Balance Sheets. These liabilities consist primarily of amounts outstanding under the Company's Pre-Petition Credit Facility and amounts owed related to the Debentures (net of unamortized discount), accounts payable, accrued interest, and other accrued expenses. These amounts represent Sunbeam Corporation's estimate of known or potential claims to be discharged in connection with the Sunbeam Corporation Plan. Such claims remain subject to future adjustments, which may result from
(i) actions of the Bankruptcy Court; (ii) further development with respect to disputed claims; (iii) rejection of additional executory contracts or unexpired leases; (iv) proofs of claim; (v) amendments or modifications to the Sunbeam Corporation Plan or (vi) other events. Settlement, discharge and/or payment terms for these amounts are provided for pursuant to the Sunbeam Corporation Plan, see Note 1, although there can be no assurance that such plan of reorganization will be confirmed in its present form or that it will not be amended in the future or that if confirmed that the transactions contemplated thereby will be consummated.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

5.   LIABILITIES SUBJECT TO COMPROMISE -- (CONTINUED)

On April 12, 2001, the Bankruptcy Court entered an order establishing May 31, 2001 as the deadline ("Bar Date") for the filing of the proofs of claim in the Chapter 11 case of Sunbeam Corporation. On April 27, 2001 and April 30, 2001, Sunbeam Corporation provided notice of the Bar Date to all known creditors of Sunbeam Corporation as of February 6, 2001. In connection with the plan of reorganization becoming effective, the Company will be resolving the proofs of claims. Accordingly, the ultimate number and amount of allowed unsecured claims is not presently known. The Sunbeam Corporation Plan provides for $1.0 million of recovery to certain unsecured creditors. The Sunbeam Corporation Plan provides limited recovery to secured creditors of Sunbeam Corporation. See Note 1.

In connection with the Filings, the Company received approval from the Bankruptcy Court to pay pre-petition employee wages, salaries, benefits and other employee obligations. The Subsidiary Debtors received approval from the Bankruptcy Court to pay pre-petition liabilities to vendors and other providers (other than professionals) in the ordinary course for goods and services received, and to honor customer service programs, including warranties and returns.

The principal categories of claims of Sunbeam Corporation classified as liabilities subject to compromise under reorganization proceedings at September 30, 2002 and December 31, 2001 are identified below (in thousands):

                                            September 30,     December 31,
                                                2002              2001
                                            -------------     ------------

Pre-Petition Credit Facility.............   $  1,541,999      $  1,541,999
Debentures, net of discount..............        864,261           864,261
Accrued interest and fees................         60,514            60,514
Litigation related accruals..............         18,474            20,356
Accounts payable.........................          6,728             6,694
Accrued expenses and other...............          5,573             5,574
                                            -------------     ------------

Total....................................   $  2,497,549      $  2,499,398
                                            =============     ============

Contractual interest expense not accrued or recorded on the Pre-Petition Credit Facility totaled $98.0 million and $109.9 million for the nine months ended September 30, 2002 and for the period February 6, 2001 (date of the Filings) through September 30, 2001, respectively. Amortization of discount on the Debentures not recorded for the same periods amounted to $33.8 million and $28.0 million, respectively.

6.   REORGANIZATION COSTS

Expenses and income directly incurred or realized as a result of the Filings have been segregated from the normal operations and are disclosed separately. The major components of such costs for the nine months ended September 30, 2002 and the period February 6, 2001 (date of the Filings) through September 30, 2001 are as follows (in thousands):

                                                                Filing Date
                                                 Nine Months  (February 6, 2001)
                                                    Ended          through
                                                September 30,   September 30,
                                                    2002            2001
                                                -------------   ------------

Deferred financing fees.......................  $         --    $     40,048
Professional fees and administrative expense..         5,417          12,709
Severance and other employee costs............         4,919           2,887
Prepaid amendment fees........................            --           1,644
Deferred gain on terminated swaps.............            --          (1,823)
                                                -------------   -------------

Total.........................................  $     10,336    $     55,465
                                                =============   ============

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

6.   REORGANIZATION COSTS -- (CONTINUED)

Deferred financing fees

Deferred financing fees represent costs related to the Pre-Petition Credit Facility and the Debentures, which were being amortized over the expected lives of the respective instruments. The amortization of these fees was accelerated as a result of the Filings, in accordance with SOP 90-7.

Professional fees and administrative expense

Professional fees and administrative expense relates to legal, accounting, and other professional costs directly attributable to the Filings.

Severance and other employee costs

Severance costs relate to certain headcount reductions due to organizational changes as a result of the Company's reorganization. Other employee costs relate to retention payments to certain key employees to encourage continued employment with the Company throughout the reorganization process.

Prepaid amendment fees

Prepaid amendment fees represent costs incurred in connection with certain amendments to the Pre-Petition Credit Facility. These costs were being amortized over the life of the respective amendments. The amortization of these fees was accelerated as a result of the Filings, in accordance with SOP 90-7.

Deferred gain on terminated swaps

The deferred gain on terminated swaps relates to gains realized on interest rate swap agreements sold during 2000. These gains were being amortized to interest expense over the original terms of the interest rate swap agreements. As a result of the Filings, amortization of these deferred gains was accelerated in accordance with SOP 90-7.

7.   ACCOUNTS RECEIVABLE SECURITIZATION

Prior to the Filings, certain subsidiaries of Sunbeam Corporation sold trade accounts receivable pursuant to two separate receivable securitization programs. The original program, entered into in December 1997, was amended in March 2000 to increase the program from $70.0 million to $100.0 million. This agreement provided for the sale of certain trade accounts receivable without recourse through a wholly owned subsidiary (the "Sunbeam Receivables Program"). In mid-November 2000, the purchaser under the Sunbeam Receivables Program informed the Company that it intended to discontinue its operations in mid-February 2001 and consequently ceased purchasing trade accounts receivable on January 15, 2001. In April 2000, the Company's Coleman and Powermate subsidiaries entered into an additional revolving trade accounts receivable securitization program (the "Coleman Receivables Program"), to sell, without recourse, through a wholly-owned subsidiary of Coleman, up to a maximum of $95.0 million in trade accounts receivable.

On February 7, 2001, certain Subsidiary Debtors entered into the $200.0 million A/R Securitization Facility to replace the Sunbeam Receivables Program and the Coleman Receivables Program (collectively the "Pre-Petition Receivables Programs"). This trade accounts receivable program contains cross-default provisions that provide the purchasers of the receivables an option to cease purchasing receivables if, subject to certain grace periods, Sunbeam Corporation is in default under the DIP Credit Facility. In addition, the A/R Securitization Facility contains various other covenants customary for these types of programs, including financial covenants. The Subsidiary Debtors that are party to the A/R Securitization Facility retain collection and administrative responsibilities for the receivables sold under such facility.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

7.   ACCOUNTS RECEIVABLE SECURITIZATION -- (CONTINUED)

During the nine months ended September 30, 2002 and 2001, the Company received approximately $1,180.4 million, and $778.3 million, respectively, under the A/R Securitization Facility and the Pre-Petition Receivables Programs. At September 30, 2002 and 2001, the Company had reduced accounts receivable by approximately $125.2 million and $145.2 million, respectively, for receivables sold under these programs. Costs of the programs, which primarily consist of the purchasers' financing cost of issuing commercial paper backed by the receivables, totaled $5.2 million and $7.3 million during the nine months ended September 30, 2002 and 2001, respectively, and have been classified as interest expense in the accompanying Condensed Consolidated Statements of Operations.

In September of 2001, a foreign subsidiary of Sunbeam Corporation in the United Kingdom entered into an agreement to sell certain trade accounts receivable. During the nine months ended September 30, 2002 and 2001, the foreign subsidiary received $26.1 million and $6.7 million, respectively, and incurred costs of $0.2 million and $0.1 million, respectively, which have been classified as interest expense in the accompanying Condensed Consolidated Statements of Operations. At September 30, 2002 and 2001, the foreign subsidiary had reduced accounts receivable by $1.4 million and $2.5 million, respectively.

In March of 2001, another foreign subsidiary of Sunbeam Corporation in France entered into an agreement to sell certain trade accounts receivable without recourse. During the nine months ended September 30, 2002 and 2001, the foreign subsidiary received $45.0 million and $28.5 million, respectively, and incurred costs of $0.4 million for both periods, which have been classified as interest expense in the accompanying Condensed Consolidated Statements of Operations. At September 30, 2002 and 2001, the foreign subsidiary had reduced accounts receivable by $9.1 million and $8.9 million, respectively.

8.   COMPREHENSIVE LOSS

The components of the Company's comprehensive (loss) income are as follows (in thousands):

                                             Three Months Ended             Nine Months Ended
                                        ----------------------------   ---------------------------
                                        September 30,   September 30,  September 30,  September 30,
                                            2002            2001           2002          2001
                                        -------------   ------------   ------------   ------------
Net income (loss) .....................   $     662      $ (27,744)     $(167,402)     $(115,554)
Foreign currency translation adjustment      (1,383)         1,947          2,973           (443)
                                          ---------      ---------      ---------      ---------
Comprehensive loss ....................   $    (721)     $ (25,797)     $(164,429)     $(115,997)
                                          =========      =========      =========      =========

As of September 30, 2002 and December 31, 2001, "Accumulated other comprehensive loss," as reflected in the Condensed Consolidated Balance Sheets is comprised of the following:

                                               Currency           Minimum
                                              Translation         Pension
                                              Adjustments        Liability          Total
                                              -----------        ---------          -----
    Balance at September 30, 2002.........     $ (37,237)        $(59,562)         $(96,799)
    Balance at December 31, 2001..........       (40,209)         (59,562)          (99,771)

9.   SUPPLEMENTARY FINANCIAL STATEMENT DATA

Supplementary Balance Sheet data at the end of each period is as follows (in thousands):

                                                                        September 30,    December 31,
                                                                            2002             2001
                                                                       -------------     ------------
Receivables:
   Trade (net of securitization programs, see Note 7)............      $    213,707      $    155,603
   Sundry........................................................            12,205            11,648
                                                                       ------------      ------------

                                                                            225,912           167,251
Valuation allowance..............................................           (26,786)          (35,876)
                                                                       ------------      ------------

                                                                       $    199,126      $    131,375
                                                                       ============      ============

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

9.   SUPPLEMENTARY FINANCIAL STATEMENT DATA -- (CONTINUED)

                                                                             September 30,     December 31,
                                                                                  2002             2001
                                                                             -------------     ------------
Inventories:
   Finished goods.......................................................     $    295,820      $    273,635
   Work in process......................................................           25,165            19,132
   Raw materials and supplies...........................................           75,786            84,835
                                                                             -------------     ------------

                                                                             $    396,771      $    377,602
                                                                             =============     ============

Prepaid expenses, deferred income taxes and other current assets:
   Deferred income taxes................................................     $     24,716            25,032
   Prepaid expenses and other...........................................           19,313            17,128
                                                                             -------------     ------------

                                                                             $     44,029      $     42,160
                                                                             =============     ============

Property, plant and equipment:
   Land and improvements................................................     $     14,767      $     16,128
   Buildings and improvements...........................................          187,696           187,981
   Machinery and equipment..............................................          469,699           465,336
   Furniture and fixtures...............................................           19,438            18,584
                                                                             -------------     ------------

                                                                                  691,600           688,029
Accumulated depreciation and amortization...............................         (367,446)         (326,896)
                                                                             -------------     ------------

                                                                             $    324,154      $    361,133
                                                                             =============     ============

Trademarks, tradenames and other intangibles:
   Trademarks and tradenames............................................     $    642,444      $    647,044
   Other intangible assets..............................................           11,899            30,145
                                                                             -------------     ------------

                                                                                  654,343           677,189
   Impairment charge....................................................         (252,706)               --
   Accumulated amortization.............................................         (110,462)         (118,086)
                                                                              ------------     ------------

                                                                             $    291,175      $    559,103
                                                                             =============     ============

Other current liabilities:
   Payrolls, commissions and employee benefits..........................     $     62,820      $     53,326
   Advertising and sales promotion......................................           32,181            38,827
   Product liability and product warranty...............................           50,036            57,996
   Sales returns........................................................            8,461             7,470
   Accrued pension......................................................            3,500             6,644
   Interest and amendment fees..........................................              882               948
   Other................................................................           59,930            60,643
                                                                             -------------     ------------

                                                                             $    217,810      $    225,854
                                                                             =============     ============

Other long-term liabilities:
   Accrued post-retirement benefit obligation...........................     $     41,881      $     43,147
   Accrued pension......................................................           28,360            30,957
   Product liability, product warranty and workers compensation.........           72,176            70,768
   Other................................................................           51,919            49,303
                                                                             -------------     ------------

                                                                             $    194,336      $    194,175
                                                                             =============     ============

Supplementary Statements of Operations data is as follows:

Freight costs

Freight costs of $15.0 million and $13.6 million in the three months ended September 30, 2002 and 2001, respectively, and $45.2 million and $45.6 million in the nine months ended September 30, 2002 and 2001, respectively, are included in selling, general and administrative expense ("SG&A").

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

9.   SUPPLEMENTARY FINANCIAL STATEMENT DATA -- (CONTINUED)

Supplementary Statements of Cash Flows data is as follows (in thousands):

                                                          Nine Months Ended
                                                    September 30,  September 30,
                                                       2002            2001
                                                    -----------    -----------
   Cash paid (received) during the period for:
            Interest.............................   $    9,768     $   14,529
                                                    ==========     ==========

            Income taxes ........................   $    2,124     $   (2,822)
                                                    ==========     ==========

            Reorganization costs.................   $    6,048     $   10,764
                                                    ==========     ==========

10.  ASSET IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

2002 INTANGIBLE ASSET WRITE-DOWN PURSUANT TO THE IMPLEMENTATION OF SFAS NO. 142

The Company recorded a transitional pre-tax impairment charge of $268.3 million ($170.8 million net of tax benefit of $97.5 million) in the first quarter of 2002 related to trademarks, tradenames and goodwill as the result of the implementation of SFAS No. 142. The charge is reflected as a "Cumulative effect of change in accounting principle, net of tax benefit" in the Condensed Consolidated Statements of Operations. See Note 3.

2001 ASSET IMPAIRMENT

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets pursuant to SFAS No. 121. In conjunction with the 2002 annual strategic planning process, the Company evaluated factors, events and circumstances which included, but were not limited to, the historical and projected operating performance of the business operations, specific industry trends and general economic conditions to assess whether the remaining estimated useful lives of long-lived assets warranted revision and/or whether the remaining asset values were recoverable through future operations. When such factors, events or circumstances indicated that long-lived assets should be evaluated for possible impairment, the Company used either appraisals (when available) or estimates of cash flows (undiscounted and without interest charges) over the remaining lives of the assets to measure recoverability. If the estimated cash flows were less than the carrying value of the asset, the loss was measured as the amount by which the carrying value of the asset exceeded its fair value. Accordingly, in the fourth quarter of 2001, as a result of a history of operating losses and negative cash flows incurred by the Sunbeam Outdoor Grill business (Neosho Facility), as well as the future prospects of the business, the Company concluded that an impairment existed as of December 31, 2001 for this business. A comparison of the fair value of the long-lived assets associated with that business with the carrying value yielded an impairment charge of $30.9 million. The fourth quarter 2001 charge is reflected in Goodwill and other asset impairment in the Consolidated Statement of Operations for the year ended December 31, 2001. Also, see Note 15 for a discussion of the Company's November 2002 announcement discussing additional modifications of its business strategy for the Sunbeam Grills business.

SALE OF PROFESSIONAL SCALES BUSINESS

On November 5, 2001, Sunbeam Products and Pelstar, LLC ("Pelstar") entered into a purchase agreement for the sale to Pelstar of substantially all of the assets and the assumption of certain liabilities of the professional scales business of Sunbeam Products (the "Professional Scales Business"), including, among other items, the license of the Health o Meter(R) brand name for professional medical scales. The Professional Scales Business is comprised of the Pelouze scales business, as well as Health o Meter branded professional medical scales business. Based upon the agreed upon purchase price, the Company determined that there was an impairment to the carrying value of the Professional Scales Business. Accordingly, during December 2001, the Company adjusted the carrying value of the net assets of the Professional Scales Business to their estimated fair market value (less estimated costs of the sale) resulting in a fourth quarter 2001 non-cash impairment charge of $1.5 million. The fourth quarter 2001 charge is reflected in "Goodwill and other asset impairment" in the Consolidated Statement of Operations for the year ended December 31, 2001. In the first quarter of 2002, the Company incurred approximately $0.9 million in costs related to the sale of the Professional Scales Business primarily consisting of fixed asset write-offs ($1.1 million charge to Cost of goods sold ("COGS")) and additional severance and retention charges, offset by the reclassification of a fixed asset charge to COGS (net $0.2 million reduction of SG&A) which are reflected in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2002.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

10.  ASSET IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES -- (CONTINUED)

Prior to its sale, the Professional Scales Business was included in the Health and Safety group (which was subsequently disbanded). In connection with the sale of the Professional Scales Business, Sunbeam Products retained the consumer retail scales business conducted under the Health o Meter(R), Sunbeam(R) and Counselor(R) brand names. Net sales and operating results from the Professional Scales Business were approximately 1% and 2%, respectively, of the consolidated results for 2001.

2002 STRATEGIC BUSINESS REORGANIZATION

COST SAVINGS AND PRODUCTIVITY

During 2001, in connection with the Company's 2002 strategic planning process, a number of decisions were made that generally consisted of cost savings and productivity enhancement initiatives, business realignment along product brands on a global basis, and reductions and closures. As a result of the cost savings and productivity enhancement initiatives, the Company recognized a charge of $11.4 million in 2001. The charge was reflected in SG&A ($8.0 million), COGS ($2.6 million) and Other expense (income), net ($0.8 million) in the Consolidated Statement of Operations for the year ended December 31, 2001. This charge resulted from decisions to (i) outsource the production of certain previously manufactured stock keeping units ("SKUs") (primarily coffeemakers and blanket controls), (ii) restructure the Sunbeam Products research and development ("R&D") department, (iii) close Powermate's Longmont R&D office, and
(iv) insource the Information Technology support function for the Sunbeam Products business segment. This charge consisted of severance, retention and relocation expenses ($6.8 million), fixed asset write-offs ($3.4 million) and contract termination penalties ($1.2 million). These decisions resulted in the elimination of approximately 300 positions. Substantially all of these positions were eliminated by December 31, 2001. Severance benefits of $1.3 million were paid during 2001 and $3.2 million was paid during the nine months ended September 30, 2002 for severance and other employee benefits. Substantially all of the remaining severance obligation will be paid by December 31, 2002. During 2002, the Company also paid contract termination penalties of $1.1 million and relocation expenses of $0.4 million. During the second quarter of 2002, the Company recorded additional severance of $0.3 million as a result of additional headcount reductions resulting from further cost saving initiatives. This charge was reflected in SG&A in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2002. As of September 30, 2002, the remaining accrual balance was $2.3 million, primarily relating to severance and other employee benefits.

BUSINESS REALIGNMENT

As part of the realignment of the businesses along product brands on a global basis, the Company recorded a charge of $4.3 million in the third and fourth quarters of 2001. The reorganization primarily included the closing of the sales office in Brazil, the transition of the management of the retail scales business from the Health and Safety group (which was subsequently disbanded) into the Sunbeam Products business and headcount reductions. The 2001 charge of $4.3 million was recorded in the Consolidated Statement of Operations for the year ended December 31, 2001 in SG&A ($3.8 million) and COGS ($0.5 million) and consists of severance and other employee costs resulting from the elimination of approximately 80 positions ($3.5 million) and fixed asset and other write-offs ($0.8 million). Severance and other employee benefits of $0.3 million were paid during 2001 and $2.5 million was paid during the nine months ended September 30, 2002. As of September 30, 2002, the remaining accrual balance was $0.8 million, primarily relating to severance and other employee benefits.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

10.  ASSET IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES -- (CONTINUED)

BUSINESS CLOSURE/REDUCTION

As a result of the decision to initiate certain business reductions or closures, a $9.3 million charge was recorded in the third and fourth quarters of 2001 primarily related to the decision to exit the Timberland(R) branded business and a reduction of headcount in the Sunbeam Grills business workforce. Also, see
Note 15 for a discussion of the Company's November 2002 announcement discussing additional modifications of its business strategy for the Sunbeam Grills business. The Company manufactured and marketed Timberland(R) branded backpacks and luggage pursuant to a licensing agreement between the Timberland Corporation and Coleman. Such licensing agreement was terminated in 2002. This charge primarily related to the write-down of certain inventory to net realizable value ($3.4 million), severance costs ($2.5 million), fixed asset write-offs ($1.3 million), contract termination fees ($0.8 million) and the write-off of certain deferred costs related to attempted sales of businesses that were not consummated ($1.3 million). This charge was recorded in COGS ($3.4 million) and SG&A ($5.9 million) in the Consolidated Statement of Operations for the year ended December 31, 2001. These decisions resulted in the elimination of approximately 260 positions. In the second quarter of 2002, the Company recorded additional charges of $0.3 million in SG&A resulting from the decision to close the sales office in Manila. Additionally, in the third quarter of 2002, the Company completed the liquidation of the Timberland branded inventory with a benefit to gross margin ($0.3 million), as a result of the reduced carrying value of the inventory. During 2002, the Company paid $1.6 million in severance and other employee benefits and approximately $0.2 million in contract termination fees. As of September 30, 2002, the remaining accrual balance was $1.4 million, primarily relating to severance, other employee benefits, and contract termination fees.

2000 - 2001 EUROPEAN RESTRUCTURING PLAN

During the fourth quarter of 2000, the Company recorded a $4.3 million charge associated with a restructuring plan related to its European operations. The 2000 European restructuring plan provided for the reduction of warehouses, distribution centers, manufacturing and distribution headcount and product SKUs. The $4.3 million restructuring charge was recorded in SG&A and consisted primarily of severance and other employee costs resulting from the elimination of approximately 80 positions. During 2001, 23 employees were terminated and $1.5 million was paid for severance in accordance with this plan. In the second quarter of 2001, a new management team was put in place in Europe. During the fourth quarter of 2001, the new management team modified the 2000 restructuring plan such that the decision to consolidate the warehouses and distribution centers was largely put on hold. The modified plan includes additional reductions in manufacturing and sales office headcount. As a result, $2.4 million of the 2000 restructuring reserve was reversed and the Company recorded a $2.9 million charge relating to the revised restructuring plan. The remaining reserve balance as of December 31, 2001 of $3.3 million primarily related to severance and employee benefits.

During 2002, the Company paid $2.1 million in severance and reduced the severance reserve by $0.1 million in the second quarter of 2002 (reflected in SG&A) as a result of finalizing a settlement with one employee. Additionally, in the second quarter of 2002, the Company reversed a portion of the reserve relating to the closure of a sales office in the Czech Republic ($0.4 million in SG&A) and for the 2002 period, the restructuring reserve increased $0.4 million as a result of changes in foreign exchange rates. The reversal of the reserves relating to the closure of the sales office in the Czech Republic resulted from the Company's modification to the restructuring plan. As a result of this revision, management notified the employees of the sales office that their positions were no longer being eliminated. As of September 30, 2002, the remaining reserve balance was $1.1 million, primarily relating to severance and other employee benefits.

11.  GAIN ON INSURANCE SETTLEMENT

During the third quarter of 2001, the Company experienced a fire in one of its international manufacturing facilities, resulting in losses of inventory, buildings and machinery and the interruption of business operations. Through September 30, 2002, the Company has received net insurance proceeds related to its property and inventory claims of $9.5 million ($5.6 million in 2002 and $3.9 million in 2001), and recognized a gain of $3.4 million in the second quarter of 2002. The gain is included in "Other (income) expense, net" in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2002. As of September 30, 2002, amounts totaling $0.7 million relating to excess expenses paid as a result of the fire are deferred on the Condensed Consolidated Balance Sheets as the Company anticipates receiving reimbursement of these costs. The amounts will remain on the Condensed Consolidated Balance Sheet until the claim is settled. In addition, the Company's claim for reimbursement related to business interruption for the 2001 and 2002 period has not yet been settled.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

12.  BUSINESS SEGMENT DATA

Beginning in January 2002, as a result of strategic business decisions, the Company reorganized the businesses along product brands on a global basis. For the nine months ended September 30, 2002, Sunbeam's operations were managed through six reportable segments: Sunbeam Products, Coleman, First Alert, Powermate, Sunbeam Grills and Corporate. Business segment information for prior periods has been restated to conform to the current definition of reportable segments.

The Sunbeam Products global business includes (i) Appliances, including mixers, blenders, food steamers, coffeemakers, toasters, toaster ovens, irons and garment steamers, (ii) Health Products, including vaporizers, humidifiers, massagers, hot and cold packs, blood pressure monitors and scales, (iii) Personal Care Products, including professional and animal clippers and supply of small appliances to the hospitality industry, and (iv) Blankets, including electric blankets, heated throws and mattress pads. Sunbeam Products' international operations are primarily in Canada and Latin America.

The Coleman global business includes (i) Outdoor Recreation Products, including tents, sleeping bags, coolers, camping stoves, lanterns, frame backpacks and outdoor heaters, and (ii) Outdoor Cooking Products, including gas and charcoal outdoor grills and grill parts and accessories under the Coleman(R) and Campingaz(R) names. Coleman's international operations are primarily in Europe, where outdoor recreation and cooking products are sold predominately under the Campingaz brand name, Japan and Canada.

The First Alert global business includes (i) Detection products, including smoke and carbon monoxide detectors, and (ii) Safety Products, including fire extinguishers and home safety equipment. First Alert's international operations are primarily in Europe.

The Powermate global business includes (i) Generators, including portable and standby generators, and (ii) Compressor products, including pressure washers and air compressors. Powermate's international operations are primarily in Canada and Latin America.

The Sunbeam Grills business includes Sunbeam branded outdoor grills and grill accessories. The Sunbeam Grills business is primarily a domestic business. See
Note 10 for discussion of the 2001 impairment charge related to the Sunbeam Grills business and Note 15 for a discussion of the Company's November 2002 announcement discussing modifications of its business strategy for this segment.

The Company's Corporate group provides certain management, accounting, legal, risk management, treasury, human resources, and tax services to all operating groups and also includes the results of the Professional Scales Business prior to the sale in early 2002, as well as the results of the Timberland business. See Note 10 for discussion of the exiting of the Timberland branded business and sale of the Professional Scales Business.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies, see Note 2. The Company evaluates performance of the operating segments based upon EBITDA excluding reorganization costs, significant and unusual gains and losses and foreign exchange gains and losses. Intersegment sales and transfers are recorded at cost plus a pre-determined margin in order to approximate arms-length transactions. Such margins are eliminated upon consolidation of the Company's results.

The following tables include selected financial information with respect to the Company's six operating segments.

                                          SUNBEAM                                          SUNBEAM
                                          PRODUCTS     COLEMAN   FIRST ALERT  POWERMATE     GRILLS     CORPORATE      TOTAL
                                          --------     -------   -----------  ---------     ------     ---------      -----
NINE MONTHS ENDED SEPTEMBER 30, 2002
    Net sales to unaffiliated
      customers........................  $  552,510  $  637,121  $  101,219  $  121,758   $   76,466   $    7,479   $1,496,553
    Intersegment net sales ............         775       2,199         951         934          674          654        6,187
    Segment EBITDA ....................      31,677      62,342       8,009         650          194      (21,971)      80,901
    Segment depreciation expense ......      16,118      22,670       3,343       2,904        3,665        1,671       50,371

NINE MONTHS ENDED SEPTEMBER 30, 2001
    Net sales to unaffiliated
      customers .......................  $  525,306  $  656,970  $  102,884  $  143,857   $  135,833   $   29,823   $1,594,673
    Intersegment net sales ............       2,067          --       2,779         584          210        4,768       10,408
    Segment EBITDA ....................      21,473      48,261       6,596      (4,156)      (3,495)     (20,374)      48,305
    Segment depreciation expense ......      16,654      22,712       3,834       2,753        8,031        1,786       55,770

SEGMENT ASSETS
    September 30, 2002 ................  $  532,268  $  631,776  $   80,601  $   94,491   $   39,240   $   32,378   $1,410,754
    December 31, 2001 .................     568,075     677,597      88,328     113,749       43,773       69,221    1,560,743

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

12.  BUSINESS SEGMENT DATA -- (CONTINUED)

Reconciliation of selected segment information to the Company's consolidated totals:

                                                                                  NINE MONTHS ENDED
                                                                              --------------------------
                                                                              SEPTEMBER 30,  SEPTEMBER 30,
                                                                                  2002           2001
                                                                              -----------    -----------
Net sales:
Net sales for reportable segments .........................................   $ 1,502,740    $ 1,605,081
Elimination of intersegment net sales .....................................        (6,187)       (10,408)
                                                                              -----------    -----------
   Consolidated net sales .................................................   $ 1,496,553    $ 1,594,673
                                                                              ===========    ===========

Segment EBITDA:
Total EBITDA for reportable segments ......................................   $    80,901    $    48,305
Unallocated amounts:
   Interest expense .......................................................       (12,894)       (42,134)
   Foreign exchange gains .................................................          (231)        (2,914)
   Depreciation expense ...................................................       (50,371)       (55,770)
   Amortization of intangible assets ......................................        (1,105)       (15,674)
   Sale of the Professional Scales Business (Note 10) .....................          (848)            --
   Business realignment (Note 10) .........................................            --           (357)
   Cost savings/productivity (Note 10) ....................................          (253)        (2,625)
   Business closure/reduction (Note 10) ...................................           (35)          (821)
   European restructuring (Note 10) .......................................           403             --
   Gain on insurance settlement (Note 11) .................................         3,402             --
   Insurance recovery .....................................................            --         13,554
   Other ..................................................................            --            (38)
                                                                              -----------    -----------
                                                                                  (61,932)      (106,779)
                                                                              -----------    -----------
   Consolidated income (loss) before reorganization costs, income taxes and
     cumulative effect of change in accounting principle ..................   $    18,969    $   (58,474)
                                                                              ===========    ===========

13.  COMMITMENTS AND CONTINGENCIES

Litigation

Commencing in April 1998, lawsuits were filed on behalf of purchasers of Sunbeam Corporation's common stock against Sunbeam Corporation and some of its present and former directors and former officers, as well as Arthur Andersen LLP ("Arthur Andersen"), Sunbeam Corporation's independent accountants for the period covered by the lawsuits, alleging violations of the federal and state securities laws. The plaintiffs sought an unspecified award of money damages. Commencing October 1998, lawsuits were filed in the U.S. District Court for the Southern District of Florida on behalf of certain purchasers of the Debentures against Sunbeam Corporation, certain of Sunbeam Corporation's former officers and directors and Arthur Andersen, alleging, among other things, violations of federal and state securities laws. The plaintiffs in the debentures actions sought, among other things, either unspecified monetary damages or rescission of their purchase of the Debentures. These lawsuits were consolidated in the U.S. District Court for the Southern District of Florida. As a result of Sunbeam Corporation's Filing, these cases were automatically stayed under the Bankruptcy Code as against Sunbeam Corporation. Under the Sunbeam Corporation Plan, if it is confirmed and becomes effective, the claims of the plaintiffs against Sunbeam Corporation will be discharged and such claimants may potentially share in the $1.0 million provided for unsecured creditors of Sunbeam Corporation (other than holders of Debentures) under the Sunbeam Corporate Plan. See Note 1. In May 2001, the shareholder case was settled as to Arthur Andersen and in connection with such settlement Arthur Andersen agreed to pay $110.0 million. In August 2002, the case was settled as to defendants Dunlap, Kersh, Gluck, Uzzi and Fannin. Under the settlement agreements, judgments totaling $220.0 million were entered against these individuals. However only defendants Dunlap and Kersh will be required to fund the judgments, in the amount of $15.0 million and $0.3 million, respectively, while an additional $15.5 million is to be paid from a portion of the proceeds of settlements among the individual defendants and insurance carriers. The court denied class action status for the debenture cases. The Company was informed that, in February and March 2002, the named plaintiffs settled the debenture cases with all defendants (other than the Company) in non-public proceedings.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

13.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

In April 1998, a purported derivative action was filed in the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against Sunbeam Corporation and some of its present and former directors and former officers. In this action, plaintiffs allege, among other things, that Messrs. Dunlap and Kersh, Sunbeam Corporation's former Chairman and Chief Executive Officer and former Chief Financial Officer, respectively, caused Sunbeam Corporation to employ fraudulent accounting procedures in order to enable them to secure new employment contracts, and seeks a declaration that the individual defendants have violated fiduciary duties, an injunction against the payment of compensation to Messrs. Dunlap and Kersh or the imposition of a constructive trust on such payments, and unspecified money damages. The defendants have each moved to dismiss the amended complaint in whole or in part. As a result of Sunbeam Corporation's Filing, this case is automatically stayed under the Bankruptcy Code as against Sunbeam Corporation. Pursuant to the Bankruptcy Code and the Sunbeam Corporation Plan, if it is confirmed and becomes effective, such derivative actions become assets of Sunbeam Corporation. Sunbeam Corporation believes the claims against Arthur Andersen are potentially meritorious. If Sunbeam Corporation were to pursue claims against Arthur Andersen, it can be expected that Arthur Andersen would defend itself vigorously and would assert several defenses and offsets in addition to the defenses raised on its motion to dismiss. As a result of the complexity of the case, and the potential defenses and offsets Arthur Andersen may assert, it is not possible to estimate with any certainty the likelihood of success of any action against Arthur Andersen or the amount of any judgement Sunbeam Corporation could obtain in connection with such an action. Sunbeam Corporation has not undertaken a detailed assessment of the value of its potential claim against Arthur Andersen and the law relating to the claim is uncertain and not fully developed.

However, Sunbeam Corporation believes that there is substantial doubt as to Sunbeam Corporation's ability to collect on any judgement entered against Arthur Andersen. On June 15, 2002, a jury convicted Arthur Andersen of obstruction of justice as a result of, among other things, destruction of documents related to its audit of Enron Corporation. In December 2001, Enron Corporation filed a petition for relief under Chapter 11 of the Bankruptcy Code. Subsequent to Arthur Andersen's conviction, Arthur Andersen ceased auditing companies on August 31, 2002. In light of the potential exposure to creditors of Enron Corporation, among other constituencies, it is not known whether there will be any assets, including insurance proceeds, and if so, how much, available to satisfy any judgement Sunbeam Corporation may obtain against Arthur Andersen.

As to the claims against Dunlap and Kersh, Sunbeam Corporation believes that viable breach of fiduciary duty claims could be asserted against them for their actions as Chief Executive Officer and Chief Financial Officer. In addition to the claims already asserted, Sunbeam Corporation believes that additional claims relating to their failure to disclose to the Board of Directors certain sales and accounting practices utilized and/or authorized by them violated their fiduciary duties to Sunbeam Corporation as well as claims to such repayment of funds advanced to them by Sunbeam Corporation for their legal expenses. Both are expected to put up vigorous defenses and the outcome is uncertain. Sunbeam Corporation believes that viable claims exist and that it has a reasonable probability of obtaining a substantial judgment against both for the very significant and obvious diminution in the value of Sunbeam Corporation which occurred as a result of their breach of fiduciary duties. Sunbeam Corporation has concerns as to whether any judgment could be collected against either Dunlap or Kersh and believes it may not be likely that insurance coverage (exclusive of those that have settled with Sunbeam Corporation) would be available. All of the insurance carriers have vigorously contested coverage and certain of the carriers have already settled with Dunlap and Kersh in connection with other litigation.

Sunbeam Corporation was named as a defendant in an action filed in the District Court of Tarrant County, Texas, 48th Judicial District, on November 20, 1998. The plaintiffs in this action are purchasers of the Debentures. The plaintiffs allege that Sunbeam Corporation violated the Texas Securities Act and the Texas Business & Commercial Code and committed state common law fraud in connection with the offering and sale of the Debentures. Sunbeam Corporation specially appeared to assert an objection to the Texas court's exercise of personal jurisdiction over Sunbeam Corporation, and the complaint was dismissed without prejudice for lack of jurisdiction. In October 2000, the plaintiffs also filed a complaint against Sunbeam Corporation's subsidiary Sunbeam Products, Inc. in the District Court for Dallas County alleging substantially the same allegations as the complaint filed against Sunbeam Corporation in Tarrant County. The court in such case has, on its own motion, closed this case without prejudice, and provided either party to the case the right to file a motion to reinstate the case within a 30 day period following the conclusion of the Chapter 11 case of Sunbeam Products, Inc.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

13.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

Messrs. Dunlap and Kersh have commenced an action against Sunbeam Corporation in the Chancery Court for the State of Delaware seeking advancement from Sunbeam Corporation of their alleged expenses incurred in connection with defending themselves in the various actions described above in which they are defendants and the investigation by the SEC described below. Sunbeam has defended these claims contending, among other things, that the expenses for which plaintiffs seek advancement are unreasonable. As a result of Sunbeam Corporation's Filing, this case is automatically stayed under the Bankruptcy Code. Under the Sunbeam Corporation Plan, if it is confirmed and becomes effective, the claims of Messrs. Dunlap and Kersh for these payments will be discharged and such claimants may potentially share in the $1.0 million provided for unsecured creditors of Sunbeam Corporation (other than holders of Debentures) under the Sunbeam Corporate Plan. See Note 1.

On February 9, 1999, Messrs. Dunlap and Kersh filed with the American Arbitration Association demands for arbitration of claims under their respective employment agreements with Sunbeam Corporation. Messrs. Dunlap and Kersh are requesting a finding by the arbitrator that Sunbeam Corporation terminated their employment without cause and that they should be awarded certain benefits based upon their respective employment agreements. Sunbeam Corporation has filed counterclaims asserting among other things fraudulent inducement by Messrs. Dunlap and Kersh of their 1998 employment agreements and seeking, among other things, the return of all consideration paid under such February 1998 employment agreements. If Sunbeam Corporation were to prevail on its fraudulent inducement counterclaim, Messrs. Dunlap and Kersh might still be entitled to recover the remaining portions of their 1996 employment contracts as a set off. Sunbeam Corporation believes that collectibility could be an issue should such a judgment be entered against Dunlap and Kersh. As a result of Sunbeam Corporation's Filing, this case is automatically stayed under the Bankruptcy Code. Under the Sunbeam Corporation Plan, if it is confirmed and becomes effective, the claims of Messrs. Dunlap and Kersh will be discharged and such claimants may potentially share in the $1.0 million provided for unsecured creditors of Sunbeam Corporation (other than holders of Debentures) under the Sunbeam Corporate Plan. See Note 1.

Commencing in July 1998, three of the insurers that issued directors and officers insurance filed suit against the Company requesting a declaratory judgment that the directors' and officers' liability insurance policy for coverage issued by such issuers was invalid and/or had been properly canceled. Two of these cases were transferred to the U.S. District Court for the Southern District of Florida for coordination and consolidation of pre-trial proceedings with the various actions pending in that court. One of the cases is pending in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. As a result of Sunbeam Corporation's Filing, these cases are automatically stayed as against Sunbeam Corporation. In April 1999, Sunbeam Corporation filed an action in the U.S. District Court for the Southern District of Florida against National Union Fire Insurance Company of Pittsburgh, PA, Gulf Insurance Company and St. Paul Mercury Insurance Company requesting, among other things, a declaratory judgment that these insurers are not entitled to rescind their respective directors' and officers' liability insurance policies issued to Sunbeam Corporation and a declaratory judgment that Sunbeam Corporation is entitled to coverage from these insurance companies for the various lawsuits described herein under directors' and officers' liability insurance policies issued by each of the defendants. Sunbeam Corporation has settled the National Union action in 2000 resulting in the recovery of $10.0 million and has settled the St. Paul and Gulf actions in 2001 resulting in the recovery of $13.6 million. The remaining actions are stayed.

By letter dated June 17, 1998, the staff of the Division of Enforcement of the SEC advised Sunbeam Corporation that it was conducting an informal inquiry into Sunbeam Corporation's accounting policies and procedures and requested that Sunbeam Corporation produce certain documents. In July 1998, the SEC issued a Formal Order of Private Investigation, pursuant to which subpoenas were served on Sunbeam Corporation requiring the production of certain documents. Sunbeam Corporation has resolved this investigation and in connection with such resolution consented to an order which provided that Sunbeam Corporation will cease and desist from future violations of the antifraud and other provisions of the federal securities laws, but such order did not provide for the imposition of monetary penalties.

Sunbeam Corporation has been informed that the office of the U.S. Attorney for the Southern District of New York (the "U.S. Attorney") is conducting an investigation into events that occurred at Sunbeam Corporation during the tenure of Messrs. Dunlap and Kersh. The U.S. Attorney has not informed Sunbeam Corporation of the particular matters under investigation. Based on Sunbeam Corporation's settlement with the SEC, Sunbeam Corporation has no reason to believe that it is the target of such investigation, although it has not received any assurances from the U.S. Attorney's office in that regard.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

13.    COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

Sunbeam Corporation and/or its subsidiaries are also involved in various other lawsuits arising from time to time that Sunbeam Corporation considers to be ordinary routine litigation incidental to its business. In the opinion of Sunbeam Corporation, the resolution of these routine matters, and of certain matters relating to prior operations, individually or in the aggregate, will not have a material adverse effect upon the financial position, results of operations or cash flows of Sunbeam Corporation and its subsidiaries.

Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees for defending such actions. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs and other significant factors which vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. As of September 30, 2002 and December 31, 2001, Sunbeam Corporation and its subsidiaries had established accruals for litigation matters of $27.5 million and $24.9 million, respectively. The September 30, 2002 balance includes $17.8 million that is subject to discharge under the terms of the Sunbeam Corporation Plan. Of the remaining accrual balance of $9.7 million, $4.6 million and $5.1 million represent estimated damages or settlement amounts and legal fees, respectively. It is anticipated that the $27.5 million accrual at September 30, 2002 will be paid as follows: $2.1 million in 2002, and $7.6 million in 2003, and $17.8 million will be subject to discharge under the terms of the Sunbeam Corporation Plan. The Company believes, based on information available on September 30, 2002, that anticipated probable costs of litigation matters existing as of September 30, 2002 have been adequately reserved to the extent determinable.

Environmental Matters

The Company's operations, like those of comparable businesses, are subject to certain federal, state, local and foreign environmental laws and regulations in addition to laws and regulations regarding labeling and packaging of products and the sales of products containing certain environmentally sensitive materials. The Company believes it is in substantial compliance with all environmental laws and regulations, which are applicable to its operations. Compliance with environmental laws and regulations involves certain continuing costs; however, such costs of ongoing compliance have not resulted, and are not anticipated to result, in a material increase in the Company's capital expenditures or to have a material adverse effect on the Company's competitive position, results of operations, financial position or cash flows.

In addition to ongoing environmental compliance at its operations, the Company also is actively engaged in environmental remediation activities, many of which relate to divested operations. As of September 30, 2002, Sunbeam Corporation or various of its subsidiaries have been identified by the United States Environmental Protection Agency ("EPA") or a state environmental agency as a Potentially Responsible Party ("PRP") pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law at various sites (collectively the "Environmental Sites").

The Superfund Act, and related state environmental remediation laws, generally authorize governmental authorities to remediate a Superfund site and to assess the costs against the PRPs or to order the PRPs to remediate the site at their expense. Liability under the Superfund Act is joint and several and is imposed on a strict basis, without regard to degree of negligence or culpability. As a result, Sunbeam Corporation or various of its subsidiaries recognize their responsibility to determine whether other PRPs at a Superfund site are financially capable of paying their respective shares of the ultimate cost of remediation of the site. Whenever Sunbeam Corporation or various of its subsidiaries have determined that a particular PRP is not financially responsible, it has assumed for purposes of establishing reserve amounts that such PRP will not pay its respective share of the costs of remediation. To minimize Sunbeam Corporation's or various of its subsidiaries' potential liability with respect to the Environmental Sites, Sunbeam Corporation or various of its subsidiaries have actively participated in steering committees and other groups of PRPs established with respect to such sites. Sunbeam Corporation or various of its subsidiaries engage in active remediation activities at seven Environmental Sites referred to above. The remediation efforts in which the Sunbeam Corporation or various of its subsidiaries are involved include facility investigations, including soil and groundwater investigations, corrective measure studies, including feasibility studies, groundwater monitoring, extraction and treatment and soil sampling, excavation and treatment relating to environmental clean-ups. In certain instances, Sunbeam Corporation or various of its subsidiaries have entered into agreements with governmental authorities to undertake additional investigatory activities and in other instances have agreed to implement appropriate remedial actions. Sunbeam Corporation or various of its subsidiaries, when necessary, have also established reserve amounts for certain non-compliance matters including those involving air emissions.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

13.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

Sunbeam Corporation or various of its subsidiaries have established reserves to cover the anticipated probable costs of investigation and remediation, based upon periodic reviews of all sites for which they have, or may have remediation responsibility. Sunbeam Corporation or various of its subsidiaries accrue environmental investigation and remediation costs when it is probable that a liability has been incurred, the amount of the liability can be reasonably estimated and their responsibility for the liability is established. Generally, the timing of these accruals coincides with the earlier of formal commitment to an investigation plan, completion of a feasibility study or a commitment to a formal plan of action. As of September 30, 2002 and December 31, 2001, Sunbeam Corporation's consolidated environmental reserves were $18.6 million and $20.1 million, respectively. The September 30, 2002 balance of $18.6 million includes $17.6 million for the estimated costs of facility investigations, corrective measure studies, or known remedial measures, and $1.0 million for estimated legal costs. The reserves for the matters that are the responsibility of the inactive domestic subsidiaries of Sunbeam Corporation (the "Inactive Subsidiaries") that have not filed for reorganization under the Bankruptcy Code and liabilities for reserves that have been established for Sunbeam Corporation that are subject to discharge under the Sunbeam Corporation Plan total, in the aggregate, $2.8 million as of September 30, 2002; of which $2.1 million represents the estimated costs of facility investigations, corrective measure studies, or known remedial measures, and $0.7 million represents the estimated legal costs. Prior to the Filings, Sunbeam Corporation loaned funds to the Inactive Subsidiaries from time to time to enable the Inactive Subsidiaries to fund their activities. However, as a result of Sunbeam Corporation's Filing, the Inactive Subsidiaries may no longer depend upon Sunbeam Corporation for funding. It is anticipated that the $15.8 million accrual at September 30, 2002 (which is exclusive of the accrual for the matters subject to discharge under the Sunbeam Corporation Plan and the accrual for certain of the Inactive Subsidiaries) will be paid as follows: $2.7 million in 2002, $3.1 million in 2003, $1.7 million in 2004, $1.2 million in 2005, $0.8 million in 2006 and $6.3 million thereafter. Sunbeam Corporation or various of its subsidiaries accrued its best estimate of investigation and remediation costs based upon facts known to them at such dates and because of the inherent difficulties in estimating the ultimate amount of environmental costs, which are further described below, these estimates may materially change in the future as a result of the uncertainties described below. Estimated costs, which are based upon experience with similar sites and technical evaluations, are judgmental in nature and are recorded at undiscounted amounts without considering the impact of inflation and are adjusted periodically to reflect changes in applicable laws or regulations, changes in available technologies and receipt by Sunbeam Corporation and various of its subsidiaries of new information. It is difficult to estimate the ultimate level of future environmental expenditures due to a number of uncertainties surrounding environmental liabilities. These uncertainties include the applicability of laws and regulations, changes in environmental remediation requirements, the enactment of additional regulations, uncertainties surrounding remediation procedures including the development of new technology, the identification of new sites for which Sunbeam Corporation and various of its subsidiaries could be a PRP, information relating to the exact nature and extent of the contamination at each site and the extent of required cleanup efforts, the uncertainties with respect to the ultimate outcome of issues which may be actively contested and the varying costs of alternative remediation strategies. The Company continues to pursue the recovery of some environmental remediation costs from certain of its liability insurance carriers; however, such potential recoveries have not been offset against potential liabilities and have not been considered in determining environmental reserves.

Due to uncertainty over remedial measures to be adopted at some sites, the possibility of changes in environmental laws and regulations and the fact that joint and several liability with the right of contribution is possible at federal and state Superfund sites, Sunbeam Corporation and various of its subsidiaries' ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of September 30, 2002 and December 31, 2001. As a result of the Filings, environmental matters, mostly involving claims for cost recovery or damages, have been automatically stayed under the Bankruptcy Code as against the Debtors unless an order lifting the stay is granted. Under the Sunbeam Corporation Plan, if it is confirmed and becomes effective, the claims for payment of money against Sunbeam Corporation will be discharged with no recovery for such claims.

The Company believes, based on information available as of September 30, 2002 for sites where costs are estimable, that the costs of completing environmental remediation of all sites for which the Company has a remediation responsibility have been adequately reserved and that the ultimate resolution of these matters will not have a material adverse effect upon the Company's financial position, results of operations or cash flows.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

13.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

Product Liability Matters

As a consumer goods manufacturer and distributor, Sunbeam Corporation and/or its subsidiaries face the risk of product liability and related lawsuits involving claims for substantial money damages, product recall actions and higher than anticipated rates of warranty returns or other returns of goods. These claims could result in liabilities that could have a material adverse effect on Sunbeam Corporation's consolidated financial position, results of operations or cash flows. Some of the product lines the Company acquired in the 1998 acquisitions have increased its exposure to product liability and related claims.

Sunbeam Corporation and/or its subsidiaries are party to various personal injury and property damage lawsuits relating to their products and incidental to its business. Annually, Sunbeam Corporation sets its product liability insurance program which is an occurrence based program based on Sunbeam Corporation and its subsidiaries current and historical claims experience and the availability and cost of insurance. The program for 2002 is comprised of a self-insurance retention generally totaling $2.5 million per occurrence, and is limited to $25.0 million in the aggregate.

Two putative nationwide class action lawsuits were filed in May 1998 against First Alert and its subsidiary BRK Brands. One action was filed in Illinois state court (the "Illinois Action") and the other action was filed in U.S. District Court for the Northern District of Alabama (the "Alabama Action"). The plaintiffs in the Illinois Action and Alabama Action alleged, among other things, that the defendants failed to adequately inform consumers of the varying performance characteristics of ionization and photoelectric smoke alarms. Defendants reached a settlement with the plaintiffs in the Alabama Action to resolve all similar claims nationwide and the Alabama court permanently enjoined the plaintiffs in the Illinois Action from proceeding.

There are five components to the financial obligations of BRK Brands and First Alert under the settlement: (1) the costs associated with the funding of a public information campaign, (2) the costs associated with the development and distribution of fire safety informational kits for retailers; (3) the costs associated with a rebate program; (4) reimbursement of litigation expenses incurred by plaintiffs' counsel in pursuing the class action litigation; and (5) the costs of providing "incentive awards" to named plaintiffs in the class action. It is anticipated that the future financial obligations arising under the settlement will total approximately $4.7 million, excluding the potential cost of the rebate program and separate and apart from the attorneys' fees of $1.0 million that were placed into a segregated account in connection with the settlement of the Alabama Action. These costs will be incurred over the two year period following BRK Brands and First Alert's emergence from Chapter 11. The district court approved the settlement of the Alabama Action. The named plaintiffs in the Illinois Action filed a notice of appeal with the Eleventh Circuit Court of Appeals. With the Debtors' consent, the Bankruptcy Court modified the automatic stay solely to the extent necessary to permit the appeal to proceed. On May 9, 2002, the Eleventh Circuit Court of Appeals rejected each of the objectors' arguments and affirmed the district court's approval of the settlement in its entirety. The settlement has become final. The Company obtained limited relief from the automatic stay for the purpose of returning to the Federal District Court in Alabama to seek certain modifications relating to the implementation of the settlement and to release the attorneys' fees from the segregated account referenced above.

Sunbeam Corporation (Canada) Limited ("Sunbeam Canada"), First Alert, BRK Brands and other companies are defendants in an action brought in District Court, in Ontario, Canada, by Trevor Hughes on behalf of himself and other Canadian purchasers of ionization smoke alarms. Plaintiff is seeking class action status, but the case has not been certified as a class action. Plaintiff contends that ionization smoke alarms are inherently unreliable because, as plaintiff alleges, they do not adequately detect smoke from smoldering fires. The plaintiff contends that smoke alarms should only be sold if they use photoelectric technology or a combination of photoelectric and ionization technologies. Accordingly, plaintiff seeks a refund of the purchase price for his ionization smoke alarm, and the cost of removing it and installing a replacement. Defendants deny plaintiff's contentions. The Superior Court in Ontario, Canada entered an order striking plaintiff's Statement of Claim as against all defendants with leave to amend, and plaintiff appealed. In an order dated September 11, 2002, the Court of Appeal for Ontario dismissed plaintiff's appeal of the Superior Court's order striking his claims against Sunbeam Canada and BRK Brands on the grounds that plaintiff alleged that the ionization smoke alarm he purchased was manufactured by First Alert, and plaintiff cannot claim to have a reasonable cause of action against defendants who did not manufacture his smoke alarm. The Court of Appeal allowed plaintiff's appeal of the order striking plaintiff's negligence claim against First Alert for recovery of economic loss. In allowing plaintiff's appeal, the Court of Appeal noted Canadian courts have limited recovery for purely economic losses in cases where the plaintiff does not allege personal or property damage. The Court of Appeal ruled that the Superior Court should have an evidentiary record before determining whether First Alert owed a duty of care to compensate plaintiff for purely economic loss. Plaintiff has indicated that he intends to seek leave to appeal from the Supreme Court of Canada. First Alert intends to defend vigorously plaintiff's claims.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

13.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

On October 9, 2001, the Consumer Product Safety Commission (the "CPSC") filed an administrative complaint against Sunbeam Corporation, certain non debtor subsidiaries of Sunbeam Corporation and certain third parties, including Chemetron Corporation ("Chemetron"), Chemetron Investments, Inc. ("Chemetron Investments"), Sprinkler Corporation of Milwaukee, Inc. (f/k/a Star Sprinkler, Inc., f/k/a Grunau Sprinkler ("Grunau")), Manufacturing Company, Inc., and Grucon Corporation seeking an order requiring the parties to recall and replace approximately 700,000 Star ME-1 dry sprinklers manufactured from 1977 to 1996 (the "CPSC Action"). With respect to Sunbeam Corporation, Chemetron, and Chemetron Investments, the CPSC alleged that Chemetron and/or Chemetron Investments manufactured Star ME-1 dry sprinklers from 1977 to 1983, and that Sunbeam Corporation is legally responsible for this recall. The CPSC estimates that approximately 50,000 - 60,000 Star ME-1 dry sprinkler heads were manufactured between 1977-1983, the period of time for which the CPSC alleges Sunbeam Corporation, Chemetron, and Chemetron Investments are responsible. The Star sprinkler business of Chemetron and/or Chemetron Investments was sold to Grunau in 1983, and the remainder of the fire suppression business of Chemetron and/or Chemetron Investments was purchased by Figgie International ("Figgie") when Figgie acquired the stock of Chemetron Fire Systems in 1985. Sunbeam Corporation acquired the stock of Chemetron and Chemetron Investments in September 1990 when it acquired certain assets of Allegheny International. Sunbeam Corporation is challenging this action on several grounds, including:
(i) Star ME-1 sprinklers are not within the jurisdiction of the CPSC because they are not "consumer products" as defined by the Consumer Product Safety Act (the "CPSA"); and (ii) the Star ME-1 sprinklers do not present a "substantial product hazard" as defined in the CPSA. Sunbeam Corporation's position is that the CPSA allows Sunbeam Corporation to elect the remedy. One of the remedies under that statute is reimbursement of the purchase price, minus a reasonable allowance for use. As a result, Sunbeam Corporation's position is that any claims for reimbursement are subject to the limited recovery provided for unsecured creditors in the Plan. The CPSC has taken the position that, under the applicable statutes, the CPSC is given the authority to approve the responsible parties' election of remedies; and that in this case, it would require the responsible parties to repair and replace the sprinkler heads, which would require the responsible party to pay for a replacement head and the costs of repair and installation. The cost of repair and replacement, including installation, could be approximately one hundred to one hundred fifty dollars per sprinkler head. Discovery in the CPSC Action is currently scheduled to close in November 2002.

As a result of the Filings, product liability cases in the United States existing on the date of the Filings are automatically stayed under the Bankruptcy Code against the Debtors, unless an order is granted lifting the automatic stay.

Cumulative amounts estimated to be payable by the Company with respect to pending and potential claims for all years in which the Company is liable under its self-insurance retention have been accrued as liabilities. Such accrued liabilities are necessarily based on estimates (which include actuarial determinations made by an independent actuarial consultant as to liability exposure, taking into account prior experience, numbers of claims and other relevant factors); thus, the Company's ultimate liability may exceed or be less than the amounts accrued. The methods of making such estimates and establishing the resulting liability are reviewed on a regular basis and any adjustments resulting therefrom are reflected in current operating results.

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

14.  RELATED PARTY TRANSACTION

Arrangements Between Coleman and MacAndrews & Forbes Holdings Inc. ("M&F")

Coleman and an affiliate of M&F are parties to a cross-indemnification agreement pursuant to which Coleman has agreed to indemnify such M&F affiliate, its officers, directors, employees, control persons, agents and representatives against all past, present and future liabilities, including product liability and environmental matters, related to the initial assets of Coleman, which Coleman acquired from such affiliate in December 1991. In addition, pursuant to this cross-indemnification agreement, the M&F affiliate has agreed to indemnify Coleman and its officers, directors, employees, agents and representatives against all other liabilities of such M&F affiliate or any of its subsidiaries, including liabilities relating to the assets it did not transfer to Coleman in December 1991. This cross-indemnification agreement survived Sunbeam's acquisition of Coleman.

                      SUNBEAM CORPORATION AND SUBSIDIARIES
                              DEBTORS-IN-POSSESSION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

14.  RELATED PARTY TRANSACTION -- (CONTINUED)

Coleman previously was included in the consolidated tax group for the M&F companies and was a party to a tax sharing agreement with an M&F affiliate, pursuant to which Coleman paid to such affiliate the amount of taxes which would have been paid by Coleman if it were required to file separate federal, state or local income tax returns. The tax sharing agreement was terminated upon the acquisition of Coleman by Sunbeam Corporation in 1998; however, the acquisition agreement provides for certain tax indemnities and tax sharing payments among the Company and the M&F affiliates relating to periods prior to the acquisition.

15.  SUBSEQUENT EVENT

On November 13, 2002, the Company announced that it is modifying its business strategy for the Sunbeam branded outdoor grill business. The revisions to the existing strategy include discontinuing manufacturing operations in Neosho, Missouri. Activities to discontinue manufacturing will be initiated immediately and the process will continue in phases, with the final closing of the manufacturing operations expected during 2003. The Company anticipates recording a charge in the fourth quarter of 2002 relating to this decision. The amount of such charge has not yet been determined.

The Company is currently considering a number of different options to continue supporting customer and consumer demand for Sunbeam branded grills in this market, including licensing agreements or strategic partnerships to provide Sunbeam branded outdoor grills and accessories. The Coleman and Campingaz grill businesses are not affected by this decision.

Net sales from the Sunbeam Grills business were approximately 5% and 7% of consolidated net sales in the nine months ended September 30, 2002 and for the year ended December 31, 2001, respectively. Operating losses were $3.4 million and $49.4 million in the nine months ended September 30, 2002 and for the year ended December 31, 2001, respectively. The 2001 operating loss includes an asset impairment charge of $30.9 million. See Note 10 for further discussion of the 2001 impairment charge.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes included in this quarterly report on Form 10-Q, as well as the December 31, 2001 consolidated financial statements and related footnotes filed as an exhibit to the Form 8-K filed on September 6, 2002.

BUSINESS OVERVIEW

Beginning in January 2002, as a result of strategic business decisions, the Company reorganized the businesses along product brands on a global basis. For the nine months ended September 30, 2002, Sunbeam's operations were managed through six reportable segments: Sunbeam Products, Coleman, First Alert, Powermate, Sunbeam Grills and Corporate. Business segment information for prior periods has been restated to conform to the current definition of reportable segments.

The Sunbeam Products global business includes (i) Appliances, including mixers, blenders, food steamers, coffeemakers, toasters, toaster ovens, irons and garment steamers, (ii) Health Products, including vaporizers, humidifiers, massagers, hot and cold packs, blood pressure monitors and scales, (iii) Personal Care Products, including professional and animal clippers and supply of small appliances to the hospitality industry, and (iv) Blankets, including electric blankets, heated throws and mattress pads. Sunbeam Products' international operations are primarily in Canada and Latin America.

The Coleman global business includes (i) Outdoor Recreation Products, including tents, sleeping bags, coolers, camping stoves, lanterns, frame backpacks and outdoor heaters, and (ii) Outdoor Cooking Products, including gas and charcoal outdoor grills and grill parts and accessories under the Coleman(R) and Campingaz(R) names. Coleman's international operations are primarily in Europe, where outdoor recreation and cooking products are sold predominately under the Campingaz brand name, Japan and Canada.

The First Alert global business includes (i) Detection products, including smoke and carbon monoxide detectors, and (ii) Safety Products, including fire extinguishers and home safety equipment. First Alert's international operations are primarily in Europe.

The Powermate global business includes (i) Generators, including portable and standby generators; and (ii) Compressor products, including pressure washers and air compressors. Powermate's international operations are primarily in Canada and Latin America.

The Sunbeam Grills business includes Sunbeam branded outdoor grills and grill accessories. The Sunbeam Grills business is primarily a domestic business. See
Note 10 of Notes to Condensed Consolidated Financial Statements for discussion of the 2001 impairment charge related to the Sunbeam Grills business and Note 15 of Notes to Condensed Consolidated Financial Statements for a discussion of the Company's November 2002 announcement discussing modifications of its business strategy for this segment.

The Company's Corporate group provides certain management, accounting, legal, risk management, treasury, human resources, and tax services to all operating groups and also includes the results of the Professional Scales Business prior to the sale in early 2002, as well as the results of the Timberland business. See Note 10 of Notes to Condensed Consolidated Financial Statements for discussion of the exiting of the Timberland branded business and sale of the Professional Scales Business.

SIGNIFICANT EVENTS

VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11

On February 6, 2001, Sunbeam Corporation and substantially all of its subsidiaries filed voluntary petitions with the United States Bankruptcy Court for the Southern District of New York under Chapter 11 of Title 11 of the United States Bankruptcy Code. See Note 1 of Notes to Condensed Consolidated Financial Statements.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In July 2001, the FASB issued SFAS No. 142, which the Company adopted as of January 1, 2002. Under the provisions of this statement, goodwill and intangible assets that have indefinite useful lives will no longer be amortized but rather will be tested at least annually for impairment. As a result of the adoption of SFAS No. 142, the Company recorded a pre-tax transitional impairment charge relating to trademarks, tradenames and goodwill of $268.3 million ($170.8 million net of tax benefit of $97.5 million) in the first quarter of 2002. This charge was determined based on a valuation study performed by an external valuation firm and is reflected as "Cumulative effect of change in accounting principle, net of tax benefit" in the Condensed Consolidated Statements of Operations. See Note 3 of Notes to Condensed Consolidated Financial Statements.

SUBSEQUENT EVENT -- MODIFICATION TO SUNBEAM GRILLS BUSINESS STRATEGY

On November 13, 2002, the Company announced that it is modifying its business strategy for the Sunbeam branded outdoor grill business. The revisions to the existing strategy include discontinuing manufacturing operations in Neosho, Missouri. Activities to discontinue manufacturing will be initiated immediately and the process will continue in phases, with the final closing of the manufacturing operations expected during 2003. The Company anticipates recording a charge in the fourth quarter of 2002 relating to this decision. The amount of such charge has not yet been determined.

The Company is currently considering a number of different options to continue supporting customer and consumer demand for Sunbeam branded grills in this market, including licensing agreements or strategic partnerships to provide Sunbeam branded outdoor grills and accessories. The Coleman and Campingaz grill businesses are not affected by this decision.

Net sales from the Sunbeam Grills business were approximately 5% and 7% of consolidated net sales in the nine months ended September 30, 2002 and for the year ended December 31, 2001, respectively. Operating losses were $3.4 million and $49.4 million in the nine months ended September 30, 2002 and for the year ended December 31, 2001, respectively. The 2001 operating loss includes an asset impairment charge of $30.9 million. See Note 10 of Notes to Condensed Consolidated Financial Statements for further discussion of the 2001 impairment charge.

GAIN ON INSURANCE SETTLEMENT

During the third quarter of 2001, the Company experienced a fire in one of its international manufacturing facilities, resulting in losses of inventory, buildings and machinery and the interruption of business operations. Through September 30, 2002, the Company has received net insurance proceeds related to its property and inventory claims of $9.5 million ($5.6 million in 2002 and $3.9 million in 2001), and recognized a gain of $3.4 million in the second quarter of 2002. The gain is included in "Other (income) expense, net" in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2002. As of September 30, 2002, expenses totaling $0.7 million relating to excess expenses paid as a result of the fire are deferred on the Condensed Consolidated Balance Sheets as the Company anticipates receiving reimbursement of these costs. The amounts will remain on the Condensed Consolidated Balance Sheet until the claim is settled. In addition, the Company's claim for reimbursement related to business interruption for the 2001 and 2002 period has not yet been settled.

ASSET IMPAIRMENT CHARGES

2001 ASSET IMPAIRMENT

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets pursuant to SFAS No. 121. In conjunction with the 2002 annual strategic planning process, the Company evaluated factors, events and circumstances which included, but were not limited to, the historical and projected operating performance of the business operations, specific industry trends and general economic conditions to assess whether the remaining estimated useful lives of long-lived assets warranted revision and/or whether the remaining asset values were recoverable through future operations. When such factors, events or circumstances indicated that long-lived assets should be evaluated for possible impairment, the Company used either appraisals (when available) or estimates of cash flows (undiscounted and without interest charges) over the remaining lives of the assets to measure recoverability. If the estimated cash flows were less than the carrying value of the asset, the loss was measured as the amount by which the carrying value of the asset exceeded its fair value. Accordingly, in the fourth quarter of 2001, as a result of a history of operating losses and negative cash flows incurred by the Sunbeam Outdoor Grill business (Neosho Facility), as well as the future prospects of the business, the Company concluded that an impairment existed as of December 31, 2001 for this business. A comparison of the fair value of the long-lived assets associated with that business with the carrying value yielded an impairment charge of $30.9 million. The fourth quarter 2001 charge is reflected in Goodwill and other asset impairment in the Consolidated Statement of Operations for the year ended December 31, 2001. Also, see Note 15 of Notes to the Condensed Consolidated Financial Statements and Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and, in particular, subheadings "Significant Events," and "Subsequent Event -- Modification to Sunbeam Grills Business Strategy" above for a discussion of the Company's November 2002 announcement discussing additional modifications of its business strategy for the Sunbeam Grills business.

SALE OF PROFESSIONAL SCALES BUSINESS

On November 5, 2001, Sunbeam Products and Pelstar entered into a purchase agreement for the sale to Pelstar of substantially all of the assets and the assumption of certain liabilities of the Professional Scales Business, including, among other items, the license of the Health o Meter(R) brand name for professional medical scales. The Professional Scales Business is comprised of the Pelouze scales business, as well as Health o Meter branded professional medical scales business. Based upon the agreed upon purchase price, the Company determined that there was an impairment to the carrying value of the Professional Scales Business. Accordingly, during December 2001, the Company adjusted the carrying value of the net assets of the Professional Scales Business to their estimated fair market value (less estimated costs of the sale) resulting in a fourth quarter 2001 non-cash impairment charge of $1.5 million. The fourth quarter 2001 charge is reflected in "Goodwill and other asset impairment" in the Consolidated Statement of Operations for the year ended December 31, 2001. In the first quarter of 2002, the Company incurred approximately $0.9 million in costs related to the sale of the Professional Scales Business primarily consisting of fixed asset write-offs ($1.1 million charge to COGS) and additional severance and retention charges, offset by the reclassification of a fixed asset charge to COGS (net $0.2 million reduction of SG&A) which are reflected in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2002.

Prior to its sale, the Professional Scales Business was included in the Health and Safety group (which was subsequently disbanded). In connection with the sale of the Professional Scales Business, Sunbeam Products retained the consumer retail scales business conducted under the Health o Meter(R), Sunbeam(R) and Counselor(R) brand names. Net sales and operating results from the Professional Scales Business were approximately 1% and 2%, respectively, of the consolidated results for 2001.

2002 STRATEGIC BUSINESS REORGANIZATION

COST SAVINGS AND PRODUCTIVITY

During 2001, in connection with the Company's 2002 strategic planning process, a number of decisions were made that generally consisted of cost savings and productivity enhancement initiatives, business realignment along product brands on a global basis, and reductions and closures. As a result of the cost savings and productivity enhancement initiatives, the Company recognized a charge of $11.4 million in 2001. The charge was reflected in SG&A ($8.0 million), COGS ($2.6 million) and Other expense (income), net ($0.8 million) in the Consolidated Statement of Operations for the year ended December 31, 2001. This charge resulted from decisions to (i) outsource the production of certain previously manufactured SKUs (primarily coffeemakers and blanket controls), (ii) restructure the Sunbeam Products R&D department, (iii) close Powermate's Longmont R&D office, and (iv) insource the Information Technology support function for the Sunbeam Products business segment. This charge consisted of severance, retention and relocation expenses ($6.8 million), fixed asset write-offs ($3.4 million) and contract termination penalties ($1.2 million). These decisions resulted in the elimination of approximately 300 positions. Substantially all of these positions were eliminated by December 31, 2001. Severance benefits of $1.3 million were paid during 2001 and $3.2 million was paid during the nine months ended September 30, 2002 for severance and other employee benefits. Substantially all of the remaining severance obligation will be paid by December 31, 2002. During 2002, the Company also paid contract termination penalties of $1.1 million and relocation expenses of $0.4 million. During the second quarter of 2002, the Company recorded additional severance of $0.3 million as a result of additional headcount reductions resulting from further cost saving initiatives. This charge was reflected in SG&A in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2002. As of September 30, 2002, the remaining accrual balance was $2.3 million, primarily relating to severance and other employee benefits.

BUSINESS REALIGNMENT

As part of the realignment of the businesses along product brands on a global basis, the Company recorded a charge of $4.3 million in the third and fourth quarters of 2001. The reorganization primarily included the closing of the sales office in Brazil, the transition of the management of the retail scales business from the Health and Safety group (which was subsequently disbanded) into the Sunbeam Products business and headcount reductions. The 2001 charge of $4.3 million was recorded in the Consolidated Statement of Operations for the year ended December 31, 2001 in SG&A ($3.8 million) and COGS ($0.5 million) and consists of severance and other employee costs resulting from the elimination of approximately 80 positions ($3.5 million) and fixed asset and other write-offs ($0.8 million). Severance and other employee benefits of $0.3 million were paid during 2001 and $2.5 million was paid during the nine months ended September 30, 2002. As of September 30, 2002, the remaining accrual balance was $0.8 million, primarily relating to severance and other employee benefits.

BUSINESS CLOSURE/REDUCTION

As a result of the decision to initiate certain business reductions or closures, a $9.3 million charge was recorded in the third and fourth quarters of 2001 primarily related to the decision to exit the Timberland(R) branded business and a reduction of headcount in the Sunbeam Grills business workforce. Also, see
Note 15 of Notes to the Condensed Consolidated Financial Statements and Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and, in particular, subheadings "Significant Events," and "Subsequent Event -- Modification to Sunbeam Grills Business Strategy" above for a discussion of the Company's November 2002 announcement discussing additional modifications of its business strategy for the Sunbeam Grills business. The Company manufactured and marketed Timberland(R) branded backpacks and luggage pursuant to a licensing agreement between the Timberland Corporation and Coleman. Such licensing agreement was terminated in 2002. This charge primarily related to the write-down of certain inventory to net realizable value ($3.4 million), severance costs ($2.5 million), fixed asset write-offs ($1.3 million), contract termination fees ($0.8 million) and the write-off of certain deferred costs related to attempted sales of businesses that were not consummated ($1.3 million). This charge was recorded in COGS ($3.4 million) and SG&A ($5.9 million) in the Consolidated Statement of Operations for the year ended December 31, 2001. These decisions resulted in the elimination of approximately 260 positions. In the second quarter of 2002, the Company recorded additional charges of $0.3 million in SG&A resulting from the decision to close the sales office in Manila. Additionally, in the third quarter of 2002, the Company completed the liquidation of the Timberland branded inventory with a benefit to gross margin ($0.3 million), as a result of the reduced carrying value of the inventory. During 2002, the Company paid $1.6 million in severance and other employee benefits and approximately $0.2 million in contract termination fees. As of September 30, 2002, the remaining accrual balance was $1.4 million, primarily relating to severance, other employee benefits, and contract termination fees.

2000 - 2001 EUROPEAN RESTRUCTURING PLAN

During the fourth quarter of 2000, the Company recorded a $4.3 million charge associated with a restructuring plan related to its European operations. The 2000 European restructuring plan provided for the reduction of warehouses, distribution centers, manufacturing and distribution headcount and product SKUs. The $4.3 million restructuring charge was recorded in SG&A and consisted primarily of severance and other employee costs resulting from the elimination of approximately 80 positions. During 2001, 23 employees were terminated and $1.5 million was paid for severance in accordance with this plan. In the second quarter of 2001, a new management team was put in place in Europe. During the fourth quarter of 2001, the new management team modified the 2000 restructuring plan such that the decision to consolidate the warehouses and distribution centers was largely put on hold. The modified plan includes additional reductions in manufacturing and sales office headcount. As a result, $2.4 million of the 2000 restructuring reserve was reversed and the Company recorded a $2.9 million charge relating to the revised restructuring plan. The remaining reserve balance as of December 31, 2001 of $3.3 million primarily related to severance and employee benefits.

During 2002, the Company paid $2.1 million in severance and reduced the severance reserve by $0.1 million in the second quarter of 2002 (reflected in SG&A) as a result of finalizing a settlement with one employee. Additionally, in the second quarter of 2002, the Company reversed a portion of the reserve relating to the closure of a sales office in the Czech Republic ($0.4 million in SG&A) and for the 2002 period, the restructuring reserve increased $0.4 million as a result of changes in foreign exchange rates. The reversal of the reserves relating to the closure of the sales office in the Czech Republic resulted from the Company's modification to the restructuring plan. As a result of this revision, management notified the employees of the sales office that their positions were no longer being eliminated. As of September 30, 2002, the remaining reserve balance was $1.1 million, primarily relating to severance and other employee benefits.

SIGNIFICANT AND UNUSUAL ITEMS

Consolidated operating results for the three and nine months ended September 30, 2002 and 2001 were impacted by a number of significant and unusual items. Operating income (loss), adjusted for these items, is summarized in the following table and succeeding narrative.

                                                Three Months Ended           Nine Months Ended
                                            --------------------------   --------------------------
                                            September 30, September 30,  September 30, September 30,
(Amounts in millions)                           2002         2001           2002          2001
                                            ------------  ------------   ------------  ------------
Net sales -- as reported .................   $  474.3        $  484.5     $1,496.6       $1,594.7
     Businesses divested or being exited .       (2.8)           (8.7)        (7.5)         (29.6)
                                             --------        --------     --------       --------
         Adjusted net sales ..............      471.5           475.8      1,489.1        1,565.1

Gross margin -- as reported ..............      129.5           112.8        385.7          379.5
     Businesses divested or being exited .       (0.6)           (2.6)        (0.1)          (8.6)
                                             --------        --------     --------       --------
                                                128.9           110.2        385.6          370.9
Significant and unusual items:
     Sale of Professional Scales business          --              --          1.1             --
     Business closure/reduction ..........       (0.3)             --         (0.3)            --
     Cost savings/productivity ...........         --              --           --            0.4
                                             --------        --------     --------       --------

         Adjusted gross margin ...........      128.6           110.2        386.4          371.3
         Adjusted gross margin percentage        27.3%           23.2%        25.9%          23.7%

Selling, general and administrative
  expense -- as reported .................      119.7           129.1        356.9          391.7
     Businesses divested or being exited .       (0.4)           (3.7)        (2.4)         (10.9)
                                             --------        --------     --------       --------
                                                119.3           125.4        354.5          380.8
Impact of not amortizing goodwill
  and certain intangibles in accordance
  with SFAS No. 142 ......................         --            (4.9)          --          (14.6)

Significant and unusual items:
     Sale of Professional Scales Business          --              --          0.2             --
     D&O insurance recovery ..............         --              --           --           13.6
     Business closure/reduction ..........         --            (0.9)        (0.3)          (0.9)
     Cost savings/productivity ...........         --            (1.8)        (0.3)          (1.9)
     Business realignment ................         --            (0.3)          --           (0.3)
     2000-2001 European restructuring ....         --              --          0.5             --
                                             --------        --------     --------       --------
         Adjusted SG&A expense ...........      119.3           117.5        354.6          376.7
                                             --------        --------     --------       --------

Adjusted operating income (loss) .........   $    9.3        $   (7.3)    $   31.8       $   (5.4)
                                             ========        ========     ========       ========

The results from operations for the three and nine months ended September 30, 2002 and 2001 are adjusted to exclude the results of the Professional Scales Business that was divested in the first quarter of 2002 and the Timberland branded business that the Company has essentially exited in the third quarter of 2002. The results for 2001 have also been adjusted to exclude amortization on goodwill and intangible assets that was discontinued in 2002 pursuant to SFAS No. 142. Presentation of results for the periods presented excluding the divested businesses and the impact of discontinued amortization is provided to enhance comparability between the periods presented.

SALE OF PROFESSIONAL SCALES BUSINESS

See discussion above under Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and, in particular, subheading "Asset Impairment Charges." In the first quarter of 2002, the Company incurred approximately $0.9 million related to the sale of the Professional Scales Business primarily consisting of fixed asset write-offs ($1.1 million charge to COGS) and additional severance and retention charges, offset by the reclassification of a fixed asset charge to COGS (net $0.2 credit to SG&A) which are reflected in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2002.

BUSINESS CLOSURE/REDUCTION

See discussion above under Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and, in particular, subheadings "Asset Impairment Charges," and "2002 Strategic Business Reorganization." As a result of the decision made in 2001 to initiate certain business reductions or closures, a $0.9 million charge was recorded in SG&A expense during the third quarter of 2001 to write-off certain deferred costs related to attempted sales of businesses that were not consummated. In the second quarter of 2002, the Company recorded additional charges of $0.3 million in SG&A resulting from the decision to close the sales office in Manila. Additionally, in the third quarter of 2002, the Company completed the liquidation of the Timberland branded inventory with a benefit to gross margin ($0.3 million), as a result of the reduced carrying value of the inventory.

COST SAVINGS AND PRODUCTIVITY

See discussion above under Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and, in particular, subheading "Asset Impairment Charges," and "2002 Strategic Business Reorganization." As a result of the 2001 cost savings and productivity enhancement initiatives, the Company recorded charges of $0.4 million in COGS (during the second quarter of 2001), and $1.9 million in SG&A expense ($0.1 million and $1.8 million during the second and third quarters of 2001, respectively. The charge to COGS resulted from fixed assets write-offs, and the SG&A charges recorded in the second and third quarters of 2001 related to Corporate headcount reductions.

During the second quarter of 2002, the Company recorded additional severance of $0.3 million in SG&A as a result of additional headcount reductions resulting from further cost savings initiatives.

IMPACT OF NOT AMORTIZING GOODWILL AND CERTAIN INTANGIBLES IN ACCORDANCE WITH SFAS NO. 142

In July 2001, the FASB issued SFAS No. 142, which the Company adopted as of January 1, 2002. Under the provisions of this statement, goodwill and intangible assets that have indefinite useful lives will no longer be amortized but rather will be tested at least annually for impairment. Included in SG&A for the three and nine months ended September 30, 2001, is $4.9 million and $14.6 million, respectively, related to the amortization of goodwill, trademarks and tradenames and certain other intangible assets that are no longer subject to amortization in 2002. See Note 3 of Notes to Condensed Consolidated Financial Statements.

D&O INSURANCE RECOVERY

In the first quarter of 2001, the Company settled claims against St. Paul and Gulf, two directors' and officers' liability insurance carriers under which, among other things, the insurers reimbursed the Company for $13.6 million of defense costs. See Note 13 of Notes to Condensed Consolidated Financial Statements and Part II. "Other Information," Item 1. "Legal Proceedings". This reimbursement is included in SG&A expense in the first quarter of 2001.

BUSINESS REALIGNMENT

See discussion above under Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and, in particular, subheadings "Asset Impairment Charges," and "2002 Strategic Business Reorganization." As a result of the decision to realign the businesses along product brands on a global basis, the Company recorded a charge of $0.3 million in SG&A expense during the third quarter of 2001. The charge primarily included the transition of the management of the retail scales business from the First Alert business into the Sunbeam Products business.

2000 - 2001 EUROPEAN RESTRUCTURING PLAN

See discussion above under Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and, in particular, subheading "Asset Impairment Charges." As a result of finalizing a settlement with one employee, the Company reduced the severance reserve by $0.1 million in the second quarter of 2002 (reflected in SG&A). Additionally, in the second quarter of 2002, the Company reversed a portion of the reserve relating to the closure of a sales office in the Czech Republic ($0.4 million in SG&A). The reversal of the reserves relating to the closure of the sales office in the Czech Republic resulted from the Company's modification to the restructuring plan. As a result of this revision, management notified the employees of the sales office that their positions were no longer being eliminated.

The following discussion on the consolidated operating results for the three and nine months ended September 30, 2002 as compared to the same periods in 2001 is based on results that have been adjusted to exclude businesses divested or exited, as well as significant and unusual items in each of the respective periods. The significant and unusual items are excluded from the results reported as management believes these charges/benefits are not representative of normal operations. Discussion of the consolidated operating results excluding the effects of the businesses sold or exited and the significant and unusual items is to enhance comparability between the periods presented. Refer to the table above, in this Item 2, under the heading "Significant and Unusual Items" for a summary of the operating results as adjusted and a description of the significant and unusual items.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 2001

Consolidated net sales for the three months ended September 30, 2002 (the "2002 quarter") and 2001 (the "2001 quarter") were $474.3 million and $484.5 million respectively, a decrease of $10.2 million or 2.1%. Excluding the impact of businesses divested and being exited, adjusted net sales for the 2002 quarter were $471.5 million, a decrease of $4.3 million or approximately 1% as compared to the 2001 quarter. This decline was primarily due to decreases in revenue in the Sunbeam Grills, Powermate and Sunbeam Products businesses, partially offset by increased revenues in the Coleman and First Alert businesses. Compared to the 2001 quarter, net sales for the Sunbeam Products business in the 2002 quarter decreased $3.3 million to $225.5 million. The decrease was driven by declines in sales in Sunbeam Products' international operations, primarily in Venezuela due to political and economic instability. Domestic sales in the 2002 quarter for the Sunbeam Products business were consistent with the 2001 quarter, with increases in the sales of appliances as a result of a new marketing program to a major retailer in the 2002 quarter being offset by lower sales in the 2002 quarter in all other product categories. Compared to the 2001 quarter, net sales for the Sunbeam Grills business decreased $4.3 million to $10.3 million largely due to loss of product placement at a major retailer. Net sales for the Coleman business were $156.0 million representing an increase of $5.9 million compared to the 2001 quarter. The increase was largely driven by Coleman's European business due to the impact of favorable foreign currency exchange rates in the 2002 quarter compared to the 2001 quarter, as well as increased sales of gas cartridges and outdoor recreation products. Domestically, Coleman sales were relatively consistent with the 2001 quarter due to the success of new product introductions that, for the most part, offset the impact of the loss of grills product placement at a major retailer. Compared to the 2001 quarter, net sales for the Powermate business decreased $4.7 million to $37.3 million in the 2002 quarter due to the loss of pressure washer distribution at a major retailer, softness in generator sales, and due to loss of distribution to two major customers as the result of those customers filing for relief under chapters 11 and 7 of the Bankruptcy Code. Net sales for the First Alert business were relatively consistent at $42.4 million and $40.3 million in the 2002 and 2001 quarters, respectively, increasing $2.1 million, or 5.2%. While the Company is unable to quantify the amount, it anticipates a negative impact to fourth quarter 2002 sales and operating results, primarily in the Sunbeam Products business, as a result of labor disputes involving West Coast dockworkers.

Gross margin for the 2002 quarter was $129.5 million, or $16.7 million better than the 2001 quarter. As a percentage of net sales, gross margin was 27.3% in the 2002 quarter as compared to 23.3% in the 2001 quarter. Excluding the impact of businesses divested and being exited, as well as the effects of significant and unusual items, adjusted gross margin was $128.6 million in the 2002 quarter or $18.4 million better than the 2001 quarter. As a percentage of adjusted net sales, adjusted gross margin was 27.3% in the 2002 quarter as compared to the 2001 quarter adjusted gross margin of 23.2%. The improvement in the adjusted gross margin percentage of adjusted net sales is attributable to (i) lower commodity costs and cost savings initiatives including those driven by the Company's Six Sigma program, (ii) reduced depreciation expense resulting from the impairment charge recognized in 2001 for the Sunbeam Grills business, and
(iii) reduced product liability expense resulting from favorable claim trends. The aforementioned positive factors were partially offset by higher costs resulting from increased warranty returns in the Sunbeam Products business, primarily related to certain Mr. Coffee(R) SKUs and bedding products, and higher levels of excess and obsolete inventory in the Powermate business.

SG&A expense in the 2002 quarter was $119.7 million, representing a 7.3% decrease compared to the 2001 quarter. Excluding the impact of businesses divested and being exited, as well as the effects of significant and unusual items, including the effect of implementing SFAS No. 142 (which requires that goodwill and certain intangible assets no longer be amortized), adjusted SG&A expense for the 2002 quarter was $119.3 million, as compared to $125.4 million in the 2001 quarter. Although adjusted SG&A spending for the 2002 and the 2001 quarters is consistent, the 2002 quarter includes increased insurance costs of approximately $1 million primarily relating to increased premiums for property insurance due to the events of September 11, 2001 and historical losses of the Company. Subsequent to the terrorist attacks of September 11, 2001, the Company has experienced significant percentage increases in premiums for a number of different types of insurance coverages. The Company is unable to predict whether such increases will continue in the future and/or whether any such future increases would be material to the Company's results of operations. The 2002 quarter also includes increased costs associated with certain litigation matters of $3.2 million, primarily related to the former headquarters of Coleman and a business divested by a subsidiary of a predecessor of Sunbeam Corporation. See
Note 13 of Notes to Condensed Consolidated Financial Statements and Part II. "Other Information," Item 1. "Legal Proceedings." These increases in the 2002 period adjusted SG&A expense are fully offset by favorable adjustments to bad debt and deductions reserves ($1.9 million), R&D spending ($1.5 million) and lower environmental reserve provisions as compared to the 2001 quarter ($0.7 million). The environmental reserve provisions recorded in both periods relate to divested or inactive sites.

Operating income for the 2002 quarter was $9.7 million compared to the 2001 quarter loss of $16.4 million. Excluding the impact of businesses divested and being exited, as well as the effects of significant and unusual items, including the impact of the implementation of the non-amortization provision of SFAS No. 142, adjusted operating income was $9.3 million in the 2002 quarter compared to a loss of $7.3 million in the 2001 quarter. The quarter-over-quarter improvement resulted from the factors discussed above.

Interest expense decreased for the 2002 quarter to $4.3 million compared to $6.3 million in the 2001 quarter. The decrease is driven in part by a decrease in borrowings outstanding under the DIP Credit Facility and utilization of the A/R Securitization Facility (see Notes 4 and 7 of Notes to Condensed Consolidated Financial Statements), as well as due to a decrease in amortization of interest expense related to deferred financing fees on the DIP Credit Facility and the A/R Securitization Facility.

Other income, net of $1.0 million for the 2002 quarter is largely attributable to foreign exchange gains. Other expense, net of $0.4 million in the 2001 quarter is primarily driven by foreign exchange losses and losses on the disposal of assets.

Tax expense of $0.9 million and $0.5 million recorded in the 2002 and 2001 quarters, respectively, primarily relates to taxes on foreign income.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Net sales for the nine months ended September 30, 2002 (the "2002 period") and 2001 (the "2001 period") were $1,496.6 million and $1,594.7 million, respectively, representing a decrease of $98.1 million or approximately 6.2%. Excluding the impact of businesses divested and being exited, adjusted net sales were $1,489.1 million and $1,565.1 million for the 2002 and 2001 periods respectively, representing a decrease of $76.0 million or 4.9%. This decrease is primarily attributable to lower sales at the Sunbeam Grills business, Coleman (primarily grills) and lower sales of Powermate products. These decreases in net sales are partially offset by net sales of the Sunbeam Products business, which increased $27.2 million to $552.5 million in the 2002 period. The increase in Sunbeam Products net sales as compared to the 2001 period is driven by the domestic business, primarily as a result of a new strategic marketing program for appliances at a significant customer. The increases in Sunbeam Products domestic sales in the 2002 period as compared to 2001 are partially offset by declines in international sales, primarily driven by Venezuela as of result of the political and economic instability in the country. Compared to the 2001 period, net sales for the Sunbeam Grills business decreased $59.4 million to $76.5 million largely due to loss of product placement at a major retailer. Net sales for the Coleman business were $637.1 million representing a decrease of $20.2 million compared to the 2001 period. This decrease is primarily attributable to a decline in sales of Coleman branded grills in the United States, which were also impacted by the loss of distribution at the same major retailer discussed above in reference to the Sunbeam Grill business. Excluding the Coleman grill business, domestic net sales for Coleman increased due to new product introductions and increased sales in the inflatables and personal and chest cooler product categories. Coleman international net sales in the 2002 period were consistent with the 2001 period, with increases in net sales in Europe and Asia being offset by decreases in Japan and Latin America. The increased net sales in Europe are attributable to favorable foreign exchange rates and increased sales of outdoor recreation products in the 2002 period. The decreased net sales in Japan is largely due to unfavorable foreign exchange rates and the decline in sales in Latin America is attributable to the closing of the Brazil sales office in early 2002. Compared to the 2001 period, net sales for the Powermate business decreased $22.1 million to $121.8 million in the 2002 period due to loss of pressure washer placement at two major retailers, softness in generator sales, and lost distribution to two major customers as the result of those customers filing for relief under chapters 11 and 7 of the Bankruptcy Code. Net sales for the First Alert business were relatively consistent at $101.2 million and $102.9 million in the 2002 and 2001 periods, respectively, representing a decrease of $1.7 million or 1.7%. While the Company is unable to quantify the amount, it anticipates a negative impact to fourth quarter 2002 sales and operating results, primarily in the Sunbeam Products business, as a result of labor disputes involving West Coast dockworkers.

Gross margin in the 2002 period was $385.7 million, or $6.2 million better than the 2001 period. As a percentage of net sales, gross margin was 25.8% in the 2002 period as compared to 23.8% in the 2001 period. Excluding the impact of businesses divested and being exited, as well as the effects of significant and unusual items, adjusted gross margin was $386.4 million in the 2002 period or $15.1 million better than the 2001 period. As a percentage of adjusted net sales, adjusted gross margin was 25.9% in the 2002 period as compared to 23.7% in the 2001 period. The improvement in adjusted gross margin as a percentage of adjusted net sales is primarily attributable to (i) fewer sales of low margin grills as a result of lower Sunbeam and Coleman branded grill sales; (ii) lower commodity costs and cost savings initiatives including those driven by the Company's Six Sigma program; (iii) reduced depreciation expense resulting from the impairment charge recognized in 2001 for the Sunbeam Grills business, and
(iv) reduced product liability expense resulting from favorable claims trends. The aforementioned positive factors were partially offset by higher costs resulting from increased warranty returns in the Sunbeam Products business, primarily related to certain Mr. Coffee(R) SKUs and bedding products, and higher levels of excess and obsolete inventory in the Powermate business.

SG&A expense for the 2002 period was $356.9 million, a decrease of $34.8 million or 8.9% compared to the 2001 period. Excluding the impact of businesses divested and being exited, as well as the effects of significant and unusual items, and including effect of implementing SFAS No. 142, adjusted SG&A expense for the 2002 period was $354.6 million, as compared to $376.7 million in the 2001 period, representing a reduction of $22.1 million, or 5.9%. The period over period decrease in SG&A spending is primarily attributable to lower levels of volume driven selling costs during the 2002 period resulting from the decrease in net sales, favorable adjustments to bad debt and deductions reserves ($3.6 million), decreased spending for R&D ($5.6 million) and lower environmental reserve provisions ($1.4 million). These decreases are partially offset by increases in insurance costs ($2.4 million) and increased costs associated with certain litigation matters ($3.6 million), the reasons for these increases are discussed above in the discussion relating to the results for the 2002 quarter.

Operating income for the 2002 period was $28.8 million compared to the 2001 period operating loss of $12.2 million. Excluding the impact of businesses divested and being exited, as well as the effects of significant and unusual items, including the impact of the implementation of the non-amortization provision of SFAS No. 142, adjusted operating income was $31.8 million in the 2002 period compared to an adjusted operating loss of $5.4 million in the 2001 period. The improvement resulted from the factors discussed above.

Interest expense decreased in the 2002 period to $12.9 million compared to $42.1 million in the 2001 period. The decrease is the result of (i) interest expense of approximately $20 million recognized in the 2001 period related to pre-petition debt for the period January 1, 2001 through February 6, 2001 (date of the Filings) whereas, subsequent to the Filings, according to SOP-97, interest on pre-petition debt is no longer recognized or accrued, (ii) $5.0 million more in amortization of deferred financing fees was recognized in the 2001 period due to the initial development and negotiations of the DIP Credit Facility and A/R Securitization Facility, compared to no such fees in the 2002 period, and (iii) less outstanding borrowings in the 2002 period compared to the 2001 period.

Other income, net of $3.0 million for the 2002 period primarily includes the gain on the insurance settlement related to the fire at an international manufacturing facility, partially offset by foreign exchange losses. Other expense, net of $4.2 million in the 2001 period was primarily comprised of foreign exchange losses and losses on the disposal of assets.

Tax expense of $5.3 million and $1.6 million recorded in the 2002 and 2001 periods, respectively, primarily relates to taxes on foreign income.

FOREIGN OPERATIONS

Approximately 75% of the Company's business is conducted in U.S. dollars, including domestic sales, U.S. dollar denominated export sales, primarily to Latin American markets and Asian sales. The Company's non-U.S. dollar denominated sales are made principally by subsidiaries in Europe, Canada, Japan, and Latin America. Translation adjustments resulting from the Company's non-U.S. denominated subsidiaries have not had a material impact on the Company's financial condition, results of operations or cash flows.

On a limited basis, the Company selectively uses derivatives, primarily foreign exchange option and forward contracts, to manage foreign exchange exposures that arise in the normal course of business. No derivative contracts are entered into for trading or speculative purposes. The use of derivatives has not had a material impact on the Company's financial results.

SEASONALITY

The Company's consolidated sales are not expected to exhibit substantial seasonality; however, Coleman sales are expected to be strongest during the first and second quarters of the calendar year and Sunbeam Products sales are expected to be strongest during the third and fourth quarters of the calendar year. Furthermore, sales of a number of products, including warming blankets, vaporizers, humidifiers, grills, First Alert products, camping and generator products may be impacted by the timing or absence of certain weather conditions, such as unseasonably cool or wet weather impacting camping product sales, and an absence of hurricanes impacting Powermate generator sales.

LIQUIDITY AND CAPITAL RESOURCES

DEBT INSTRUMENTS

In connection with the filing of the Petitions, the Secured Lenders under the Pre-Petition Credit Facility have provided Sunbeam Corporation with the DIP Credit Facility. The DIP Credit Facility initially provided for a total commitment of $285.0 million, with a $120.0 million sub-limit for letters of credit. The letters of credit outstanding under the Pre-Petition Credit Facility on the date of the Filings became outstanding letters of credit under the DIP Credit Facility. In addition, pursuant to the DIP Credit Facility, the $50.0 million outstanding under the supplemental revolver of the Pre-Petition Credit Facility became outstanding borrowings under the DIP Credit Facility, and certain fees and expenses of the lenders under the DIP Credit Facility were paid with borrowings under the DIP Credit Facility. The aggregate commitment under the DIP Credit Facility will be permanently reduced by 100% of the net cash proceeds from asset sales outside of the ordinary course of business. The aggregate commitments were permanently reduced to $200.0 million on April 30, 2001 and further reduced to $160.0 million on June 30, 2001. The DIP Credit Facility initially was to terminate at the earlier of (i) February 5, 2002, (ii) the Effective Date of the Sunbeam Corporation Plan, or (iii) termination of the commitments under the DIP Credit Facility. Pursuant to an amendment to the agreement dated March 13, 2002, the DIP Credit Facility was extended through February 5, 2003 and the total commitment was increased to $200.0 million. The aggregate commitments were permanently reduced to $180.0 million on May 1, 2002 and were further reduced to $160.0 million on June 1, 2002. Under the terms of the March 13, 2002 amendment, the Company paid an amendment fee of $4.0 million in March 2002. This fee is being amortized to interest expense using the straight-line method over the one-year period of the amendment. DIP Borrowings under the DIP Credit Facility accrue interest at the Company's option: (i) LIBOR plus 3.5%, or (ii) prime rate plus 2.5%.

The DIP Credit Facility contains various covenants, including (i) a cumulative consolidated EBITDA covenant, (ii) a cumulative capital expenditures covenant,
(iii) a minimum domestic accounts payable covenant, (iv) a covenant limiting the amount of post-petition intercompany receivables due from foreign subsidiaries, and (v) a covenant regarding compliance with an agreed upon cash budget. In addition, the DIP Credit Facility provided that the Company was required to fully utilize borrowing availability under its A/R Securitization Facility at any time there were loans or letters of credit outstanding under the DIP Credit Facility. Effective August 30, 2002, the DIP Credit Facility was amended to exclude letters of credit outstanding from the A/R Securitization Facility full utilization provision. See Notes 4 and 7 of Notes to Condensed Consolidated Financial Statements.

In addition to the above described EBITDA and other tests and ratios, the DIP Credit Facility contains covenants customary for credit facilities of a similar nature, including limitations on the ability of Sunbeam Corporation and its subsidiaries to, among other things, (i) declare dividends or repurchase stock,
(ii) incur liens or engage in sale-leaseback transactions, (iii) make loans and investments, (iv) incur additional debt, (v) amend or otherwise alter material agreements or enter into restrictive agreements, (vi) fail to maximize utilization of foreign credit facilities, (vii) fail to maintain its trade accounts receivable securitization program, (viii) engage in mergers, acquisitions or asset sales, (ix) engage in transactions with affiliates, (x) alter its cash management system and (xi) alter the businesses they conduct. The DIP Credit Facility provides for events of default customary for transactions of this type, including nonpayment, misrepresentation, breach of covenant, cross-defaults, material adverse change arising from compliance with ERISA, entry of certain orders by the Bankruptcy Court in the Chapter 11 proceedings or material adverse judgments.

Borrowings under the DIP Credit Facility are secured by a perfected first priority lien on all the Debtors' assets subject to certain exceptions for the A/R Securitization Facility, and certain other exceptions.

In March 2002, the Canadian subsidiary of the Company entered into a senior secured revolving credit facility for up to $25.0 million Canadian dollars. This facility is secured by this subsidiary's accounts receivable and inventory and expires in April 2005. Borrowings under this facility accrue interest at the index rate (average rate quoted on Reuters Monitor Screen applicable to Canadian dollar bankers' acceptances with a term of 30 days as of the first business day of the respective month) plus 2.25%. This facility contains various covenants including (i) a cumulative consolidated EBITDA covenant, (ii) a cumulative capital expenditures covenant, and (iii) a tangible net worth covenant. At September 30, 2002, $9.5 million was outstanding under the revolver and is reflected as long-term debt in the accompanying Condensed Consolidated Balance Sheet.

ACCOUNTS RECEIVABLE SECURITIZATION

Prior to the Filings, certain subsidiaries of Sunbeam Corporation sold trade accounts receivable pursuant to two separate receivable securitization programs. The original program, entered into in December 1997, was amended in March 2000 to increase the program from $70.0 million to $100.0 million. This agreement provided for the sale of certain trade accounts receivable without recourse through the Sunbeam Receivables Program. In mid-November 2000, the purchaser under the Sunbeam Receivables Program informed the Company that it intended to discontinue its operations in mid-February 2001 and consequently ceased purchasing trade accounts receivable on January 15, 2001. In April 2000, the Company's Coleman and Powermate subsidiaries entered into the Coleman Receivables Program, to sell, without recourse, through a wholly-owned subsidiary of Coleman, up to a maximum of $95.0 million in trade accounts receivable.

On February 7, 2001, certain Subsidiary Debtors entered into the $200.0 million A/R Securitization Facility to replace the Pre-Petition Receivables Programs. This trade accounts receivable program contains cross-default provisions that provide the purchasers of the receivables an option to cease purchasing receivables if, subject to certain grace periods, Sunbeam Corporation is in default under the DIP Credit Facility. In addition, the A/R Securitization Facility contains various other covenants customary for these types of programs, including financial covenants. The Subsidiary Debtors that are party to the A/R Securitization Facility retain collection and administrative responsibilities for the receivables sold under such facility.

During the nine months ended September 30, 2002 and 2001, the Company received approximately $1,180.4 million, and $778.3 million, respectively, under the A/R Securitization Facility and the Pre-Petition Receivables Programs. At September 30, 2002 and 2001, the Company had reduced accounts receivable by approximately $125.2 million and $145.2 million, respectively, for receivables sold under these programs. Costs of the programs, which primarily consist of the purchasers' financing cost of issuing commercial paper backed by the receivables, totaled $5.2 million and $7.3 million during the nine months ended September 30, 2002 and 2001, respectively, and have been classified as interest expense in the accompanying Condensed Consolidated Statements of Operations.

In September of 2001, a foreign subsidiary of Sunbeam Corporation in the United Kingdom entered into an agreement to sell certain trade accounts receivable. During the nine months ended September 30, 2002 and 2001, the foreign subsidiary received $26.1 million and $6.7 million, respectively, and incurred costs of $0.2 million and $0.1 million, respectively, which have been classified as interest expense in the accompanying Condensed Consolidated Statements of Operations. At September 30, 2002 and 2001, the foreign subsidiary had reduced accounts receivable by $1.4 million and $2.5 million, respectively.

In March of 2001, another foreign subsidiary of Sunbeam Corporation in France entered into an agreement to sell certain trade accounts receivable without recourse. During the nine months ended September 30, 2002 and 2001, the foreign subsidiary received $45.0 million and $28.5 million, respectively, and incurred costs of $0.4 million for both periods, which have been classified as interest expense in the accompanying Condensed Consolidated Statements of Operations. At September 30, 2002 and 2001, the foreign subsidiary had reduced accounts receivable by $9.1 million and $8.9 million, respectively.

CASH FLOWS

As of September 30, 2002, the Company had cash and cash equivalents of $27.3 million and borrowings totaling $41.8 million. No borrowings were outstanding under the DIP Credit Facility at September 30, 2002. The foregoing amounts do not include balances outstanding under the Pre-Petition Credit Facility, which are subject to compromise.

Operating Activities

Cash used in operating activities during the nine months ended September 30, 2002 (the "2002 period") was $19.3 million, compared to $5.5 million provided by operations during the nine months ended September 30, 2001 (the "2001 period") resulting in a period over period increase in the use of cash of $24.8 million. This increase is primarily attributable to an increase in cash used for working capital of $74.8 million ($74.9 million and $0.1 million used in the 2002 period and 2001 period, respectively). The increase in cash used for working capital is partially offset by a $50.0 million period over period increase in cash provided from operating results other than working capital after giving effect to non-cash items.

The increase in cash used for working capital in the 2002 period versus the 2001 period is primarily driven by an $84.1 million increase in accounts receivable. In the 2002 period, accounts receivable increased $65.1 million compared to a decrease of $19.0 million in the 2001 period. Changes in gross receivables balances were relatively consistent in both periods. The increase in the accounts receivable balance in the 2002 period compared to the 2001 period results primarily from changes in utilization of accounts receivable securitization programs between the two periods. In the 2002 period, amounts financed using accounts receivable securitization programs were relatively unchanged (decreased by $8.1 million), while in the 2001 period, amounts financed using such arrangements increased by $56.8 million. This 2001 period increase is reflective of the termination of the Sunbeam Receivables Program used to finance accounts receivable at the Sunbeam Products and First Alert business segments in the later part of 2000. As such, amounts financed under accounts receivable securitization programs at December 31, 2000 were largely limited to the accounts receivable of the Coleman and Powermate business segments financed under the Coleman Receivables Program. On February 7, 2001, certain Subsidiary Debtors entered into the $200.0 million A/R Securitization Facility to replace both the terminated Sunbeam Receivables Program and the Coleman Receivables Program. See Note 1 and Note 7 of Notes to Condensed Consolidated Financial Statements for additional information related to the A/R Securitization Facility.

Investing Activities

Cash used in investing activities in the 2002 period amounted to $7.4 million. This amount includes $7.4 million in proceeds from the sale of the Professional Scales Business, as well as $5.6 million in insurance proceeds related to the fire at an international manufacturing facility. For additional discussion related to the sale of the Professional Scales business and the insurance proceeds relating to the fire, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and, in particular, subheading "Significant Events." Capital spending for the 2002 period totaled $20.7 million, primarily for equipment and tooling for new products and information systems enhancements, including the insourcing of the IT function. The remaining $0.3 million relates to proceeds received from the sale of assets.

Cash used in investing activities in the 2001 period amounted to $23.8 million, which is comprised of $24.8 million in capital spending and $1.0 million in cash received related in part to the fire at an international manufacturing facility discussed above, as well as from miscellaneous asset sales. Capital spending for the 2001 period was primarily for equipment and tooling for new products and information systems enhancements.

The Company anticipates 2003 capital spending to be approximately $50 million.

Financing Activities

Cash provided by financing activities totaled $20.8 million in the 2001 period and reflects $42.0 million in net borrowings under the DIP Credit Facility partially offset by net repayments of $11.4 million under the Company's foreign working capital facilities, various equipment leases and other secured debt obligations. Cash provided by financing activities totaled $1.7 million in the 2002 period and reflects $6.7 million in net borrowings under the Company's foreign credit facilities and other debt instruments (primarily equipment leases), offset by $5.1 million in cash paid related to financing fees primarily for the DIP Credit Facility ($4.4 million). See Notes 4 and 7 of Notes to Condensed Consolidated Financial Statements, as well as the discussion above under "Debt Instruments," for a discussion of the Company's borrowing and financing activities. Cash of $9.8 million was paid for financing fees in the 2001 period related to the DIP Credit Facility ($6.3 million) and the A/R Securitization Facility ($3.5 million). See Notes 4 and 7 of Notes to Condensed Consolidated Financial Statements, as well as the discussion above under "Debt Instruments," for a discussion of the Company's borrowing and financing activities.

Letters of Credit and Surety Bonds

At September 30, 2002, standby and commercial letters of credit aggregated $58.8 million and were predominately for insurance policies, workers' compensation, and international trade activities. In addition, as of September 30, 2002, surety bonds with a contract value of $29.1 million were outstanding largely for the Company's pension plans and as a result of environmental issues and litigation judgments that are currently under appeal.

Short-term and Long-term Liquidity Outlook

Although there can be no assurance, the Company believes that its financing capacity under the DIP Credit Facility and the A/R Securitization Facility, combined with its Foreign Facilities, cash flows from operations and existing cash and cash equivalent balances will be sufficient to support the Company's planned working capital needs and planned capital expenditures through the Debtors' anticipated emergence from Chapter 11. See Notes 4 and 7 of Notes to Condensed Consolidated Financial Statements. Following the confirmation of the Sunbeam Corporation Plan and the Subsidiary Plan, the Reorganized Sunbeam Corporation's seasonal working capital borrowings and letter of credit requirements are anticipated to be funded under the Exit Facilities. These facilities are expected to contain customary covenants, including financial covenants. If Reorganized Sunbeam Corporation cannot meet these covenants, it would be an event of default. Furthermore, the Reorganized Sunbeam Corporation's liquidity could be adversely affected by the prices at which the reorganized subsidiaries can sell trade accounts receivable under these programs or by the termination of the Exit Facilities for any reason, including termination due to an inability to comply with the terms of these agreements.

Given these and other uncertainties there can be no assurance that the aforementioned sources of funds will be sufficient to meet the Company's cash requirements on a consolidated basis. If the Company is unable to satisfy such cash requirements, the Company could be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, borrowing additional funds, restructuring indebtedness, selling assets or operations and/or reducing expenditures for new product development, reducing headcount and/or other expenditures, and certain of such actions would require the consent of the lenders under the DIP Credit Facility or the Exit Facilities. There can be no assurance that any of such actions could be effected, or if so, on terms favorable to the Company, that such actions would enable the Company to continue to satisfy its cash requirements and/or that such actions would be permitted under the terms of the DIP Credit Facility or the Exit Facilities. See "Cautionary Statements" below.

Prior to the Filings, the Company was involved in significant litigation relating to public disclosures by prior management, and certain other events which led to the restatement of its consolidated financial statements. See Note 13 of Notes to Condensed Consolidated Financial Statements and Part II. "Other Information,", Item 1. "Legal Proceedings". As a result of the Filings, these claims are stayed as against Sunbeam Corporation. See Note 1 of Notes to Condensed Consolidated Financial Statements for a discussion of the potential opportunity for such claimants to share in the $1.0 million provided for unsecured creditors of Sunbeam Corporation (other than holders of Debentures) under the Sunbeam Corporation Plan.

Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees for defending such actions. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs and other significant factors which vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. As of September 30, 2002 and December 31, 2001, Sunbeam Corporation and its subsidiaries had established accruals for litigation matters of $27.5 million and $24.9 million, respectively. The September 30, 2002 balance includes $17.8 million that is subject to discharge under the terms of the Sunbeam Corporation Plan. Of the remaining accrual balance of $9.7 million, $4.6 million and $5.1 million represent estimated damages or settlement amounts and legal fees, respectively. It is anticipated that the $27.5 million accrual at September 30, 2002 will be paid as follows: $2.1 million in 2002, and $7.6 million in 2003, and $17.8 million will be subject to discharge under the terms of the Sunbeam Corporation Plan. The Company believes, based on information available on September 30, 2002, that anticipated probable costs of litigation matters existing as of September 30, 2002 have been adequately reserved to the extent determinable.

Sunbeam Canada, First Alert, BRK Brands and other companies are defendants in an action brought in District Court, in Ontario, Canada, by Trevor Hughes on behalf of himself and other Canadian purchasers of ionization smoke alarms. Plaintiff is seeking class action status, but the case has not been certified as a class action. Plaintiff contends that ionization smoke alarms are inherently unreliable because, as plaintiff alleges, they do not adequately detect smoke from smoldering fires. The plaintiff contends that smoke alarms should only be sold if they use photoelectric technology or a combination of photoelectric and ionization technologies. Accordingly, plaintiff seeks a refund of the purchase price for his ionization smoke alarm, and the cost of removing it and installing a replacement. Defendants deny plaintiff's contentions. The Superior Court in Ontario, Canada entered an order striking plaintiff's Statement of Claim as against all defendants with leave to amend, and plaintiff appealed. In an order dated September 11, 2002, the Court of Appeal for Ontario dismissed plaintiff's appeal of the Superior Court's order striking his claims against Sunbeam Canada and BRK Brands on the grounds that plaintiff alleged that the ionization smoke alarm he purchased was manufactured by First Alert, and plaintiff cannot claim to have a reasonable cause of action against defendants who did not manufacture his smoke alarm. The Court of Appeal allowed plaintiff's appeal of the order striking plaintiff's negligence claim against First Alert for recovery of economic loss. In allowing plaintiff's appeal, the Court of Appeal noted Canadian courts have limited recovery for purely economic losses in cases where the plaintiff does not allege personal or property damage. The Court of Appeal ruled that the Superior Court should have an evidentiary record before determining whether First Alert owed a duty of care to compensate plaintiff for purely economic loss. Plaintiff has indicated that he intends to seek leave to appeal from the Supreme Court of Canada. First Alert intends to defend vigorously plaintiff's claims.

On October 9, 2001, the CPSC filed the CPSC Action. With respect to Sunbeam Corporation, Chemetron, and Chemetron Investments, the CPSC alleged that Chemetron and/or Chemetron Investments manufactured Star ME-1 dry sprinklers from 1977 to 1983, and that Sunbeam Corporation is legally responsible for this recall. The CPSC estimates that approximately 50,000 - 60,000 Star ME-1 dry sprinkler heads were manufactured between 1977-1983, the period of time for which the CPSC alleges Sunbeam Corporation, Chemetron, and Chemetron Investments are responsible. The Star sprinkler business of Chemetron and/or Chemetron Investments was sold to Grunau in 1983, and the remainder of the fire suppression business of Chemetron and/or Chemetron Investments was purchased by Figgie when Figgie acquired the stock of Chemetron Fire Systems in 1985. Sunbeam Corporation acquired the stock of Chemetron and Chemetron Investments in September 1990 when it acquired certain assets of Allegheny International. Sunbeam Corporation is challenging this action on several grounds, including (i) Star ME-1 sprinklers are not within the jurisdiction of the CPSC because they are not "consumer products" as defined by the CPSA, and (ii) the Star ME-1 sprinklers do not present a "substantial product hazard" as defined in the CPSA. Sunbeam Corporation's position is that the CPSA allows Sunbeam Corporation to elect the remedy. One of the remedies under that statute is reimbursement of the purchase price, minus a reasonable allowance for use. As a result, Sunbeam Corporation's position is that any claims for reimbursement are subject to the limited recovery provided for unsecured creditors in the Plan. The CPSC has taken the position that, under the applicable statutes, the CPSC is given the authority to approve the responsible parties' election of remedies; and that in this case, it would require the responsible parties to repair and replace the sprinkler heads, which would require the responsible party to pay for a replacement head and the costs of repair and installation. The cost of repair and replacement, including installation, could be approximately one hundred to one hundred fifty dollars per sprinkler head. Discovery in the CPSC Action is currently scheduled to close in November 2002.

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

See Note 13 of Notes to Condensed Consolidated Financial Statements and Part II. "Other Information," Item 1., "Legal Proceedings".

NEW ACCOUNTING STANDARDS

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management believes that the impact of this statement will not have a material effect on the Company's consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective January 1, 2002. The impact of this statement has not had a material effect on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. SFAS No. 143 is not expected to have a material effect on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which the Company adopted as of January 1, 2002. Under the provisions of this statement, goodwill and intangible assets that have indefinite useful lives will no longer be amortized but rather will be tested at least annually for impairment. As a result of adoption of SFAS No. 142, the Company recognized a pre-tax charge of $268.3 million ($170.8 million net of tax benefit of $97.5 million) in the first quarter of 2002. This charge is reflected as "Cumulative effect of change in accounting principle, net of tax benefit" in the Condensed Consolidated Statements of Operations. In addition, the Company discontinued the amortization of identifiable intangible assets that have indefinite useful lives as of January 1, 2002. See Note 3 of Notes to Condensed Consolidated Financial Statements.

In July 2001, the FASB issued SFAS No. 141, Business Combinations. This statement is effective for periods beginning after December 15, 2001 and applies to all business combinations entered into subsequent to June 30, 2001 and requires that all such business combinations be accounted for using the purchase method of accounting. The Company adopted SFAS No. 141 effective January 1, 2002. The impact of this statement has no effect on the Company's consolidated financial statements.

Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS No. 133 as of January 1, 2001 was not material to the Company's consolidated financial statements.

CAUTIONARY STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q may constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time (the "Act") and in releases made by the SEC. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the word "estimate," "project," "intend," "expect," "believe," "may," "well," "should," "seeks," "plans," "scheduled to," "anticipates," or "intends," or the negative of these terms or other variations of these terms or comparable language, or by discussions of strategy or intentions, when used in connection with the Company, including its management. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. These cautionary statements are being made pursuant to the Act, with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements with respect to the Company include, but are not limited to, risks associated with:

o    Non-Confirmation of the Plans

     Although Sunbeam Corporation believes that the Plans will satisfy all requirements necessary for confirmation by the Bankruptcy Court, there can be no assurance that the Bankruptcy Court will reach the same conclusion. Moreover, there can be no assurance that modifications to the Plans will not be required for confirmation or that such modifications would not necessitate the resolicitation of votes. If the conditions precedent to the confirmation set forth in the Plans have not occurred or been waived, the Plans will not be confirmed by the Bankruptcy Court. The Company's sales and earnings will likely be adversely affected if the Company's Plans are not confirmed.

o    Non-Consensual Confirmation

     In the event any impaired class of claims or equity interests of the Debtors does not accept the Plan, the Bankruptcy Court may nevertheless confirm the Plans at the Debtors' request if at least one impaired class has accepted the Plan (such acceptance being determined without including the vote of any "insider" in such class), and as to each impaired class that has not accepted the Plan, if the Bankruptcy Court determines that the Plan "does not discriminate unfairly" and is "fair and equitable" with respect to the dissenting impaired classes. Because the Sunbeam Corporation Plan deems certain classes to have rejected the Sunbeam Corporation Plan, these requirements must be satisfied with respect to such classes. The Company's sales and earnings will likely be adversely affected if the Company's Plans are not confirmed.

o    Non-Occurrence of The Effective Date

     Although Sunbeam Corporation believes that the Effective Date will occur soon after the confirmation date, there can be no assurance as to the timing of the Effective Date. If the conditions precedent to the Effective Date set forth in the Plans has not occurred or been waived within 60 days after the confirmation date (unless extended for up to 60 additional days in certain circumstances), the confirmation order will be vacated, in which event no distributions under the Plans would be made. The Company's sales and earnings will likely be adversely affected if the Effective Date does not occur.

o    Possible Economic Slowdown

     The possibility of a slowdown in economic growth or retail sales of the United Sates and/or other countries or a recession in the United States or other countries could result in a decrease in consumer demands for the Company's products.

o    International Exposure

     The Company currently has sales in countries where economic growth has slowed or where economies have been unstable or hyperinflationary in recent years. The economies of other foreign countries important to the Company's operations could also suffer slower economic growth or instability in the future. Economic uncertainty exists in Japan, Korea and other Asian countries, as well as in Mexico, Venezuela and other Latin American countries. The following are among the risks that could negatively affect the Company's operations and sales in foreign markets: new restrictions on access to markets; currency fluctuations; new tariffs; adverse changes in monetary and/or tax policies; inflation; governmental instability; and changes in foreign laws and regulations including tax laws, accounting standards, environmental laws and occupational health and safety laws. Should any of these risks occur, they could impair the Company's ability to export its products and result in a loss of sales and profits from the Company's international operations.

o    Need to Develop New Products

     The Company must develop innovative new products to increase sales. The Company may not be able to meet its schedules for future product development. Failure to develop and manufacture successful new products could have a material adverse effect on the Company's future financial performance.

o    Competitive Conditions

     The Company's businesses are highly competitive. The Company competes with numerous domestic and foreign competitors, many of whom are financially strong and capable of competing effectively with the Company. Competitors may take actions to match new product introductions and other initiatives. Certain competitors may be willing to reduce prices and accept lower profit margins to compete with the Company. As a result of this competition, the Company could lose market share and sales and suffer losses, which could have a material adverse effect on the Company's future performance.

o    Customers

     Due to the consolidation of the retail industry in the United States, the Company's customer base has become relatively concentrated. The Company's five largest customers combined accounted for approximately 32% of net sales in the nine months ended September 30, 2002 and for the year ended December 31, 2001. The Company has no long-term supply contracts with any of its customers. As a result, the Company must receive a continuous flow of new orders from its large, high-volume retailing customers. New orders may become increasingly difficult to secure due to the trend by retailers of increasing the scope of private label or retailer-specific brands, particularly in appliances. The Company has responded to the challenges of its markets by pursuing strategic relationships with large, high-volume merchandisers. However, the Company cannot make assurances that the strategic relationships will result in increased sales or earnings. Furthermore, on-time delivery and satisfactory customer service is becoming increasingly important to the Company's customers. There can be no assurance that the Company can continue to successfully meet the needs of its customers.

o    Critical Raw Materials and Components

     Raw materials and components constitute a significant portion of the cost of the Company's goods. Factors that are largely beyond the Company's control, such as movements in commodity prices for the specific material the Company requires, may affect the future cost of such raw materials and components. In addition, any inability of the Company's suppliers to timely deliver raw materials and components or any unanticipated change in the Company's suppliers could be disruptive and costly. A significant failure by the Company to contain raw material or component costs could have a material adverse effect on the Company's future financial performance. In addition, delays or cancellations by suppliers could adversely affect results.

o    Dependence upon Third-party Suppliers and Service Providers

     The Company currently manufactures many of its products, but it sources many of its parts and products from third parties, including international vendors. The Company's ability to select reliable vendors who provide timely deliveries of quality parts and products will impact our success in meeting customer demand for timely delivery of quality products. Further, the ability of third-party suppliers to timely deliver finished goods and/or raw materials may be effected by events beyond their control, such as inability of shippers to timely deliver merchandise due to work stoppages or slowdowns, or significant weather conditions affecting third-party suppliers and/or shippers. Any inability of the Company's suppliers to timely deliver quality parts and products or any unanticipated change in suppliers or pricing of products could be disruptive and costly.

o    Production Related Risks

     To realize sales and operating profits at anticipated levels, the Company must manufacture, source and deliver in a timely manner products of high quality. Among others, the following factors may have a negative effect on the Company's ability to do these things: labor difficulties; scheduling and transportation difficulties; management dislocation; substandard product quality, which can result in higher warranty, product liability and product recall costs, delays in development of quality new products; changes in laws and regulations (domestic and international), including changes in tax rates, accounting standards, environmental laws and occupational health and safety laws; and changes in the availability and cost of labor. Possible resulting product liability expenses may consist of insurance, litigation fees and damages and/or settlement costs, as well as other costs including legal fees and penalties (if any) and lost business and/or goodwill of product recalls.

o    Weather Conditions

     Weather conditions, including the absence of severe storms, may negatively impact sales of many of the Company's products. The Company may not sell as many portable generators and certain outdoor recreation products (such as lanterns, tents and sleeping bags) as anticipated if there are fewer natural disasters such as hurricanes and ice storms; mild winter weather may negatively impact sales of electric blankets, some health products and smoke detectors; and the late arrival of summer weather may negatively impact sales of outdoor camping equipment and grills.

o    Reliance on Key Personnel

     The Company's operations and prospects depend in large part on the performance of its senior management team. There can be no assurance that the Company would be able to find qualified replacements for any of these individuals if their services were no longer available. The loss of the services of one or more members of the Company's senior management team could have a material adverse effect on the Company's business, financial condition and results of operations.

o    Adverse Publicity

     Adverse publicity or news coverage relating to the Filings or the Debtors may negatively impact the Debtors' efforts to establish and promote name recognition and a positive image.

o    Ability to Refinance Certain Indebtedness

     Following the Effective Date, Sunbeam Corporation's and its subsidiaries seasonal working capital borrowings and letter of credit requirements are anticipated to be funded under the Exit Facilities. These Exit Facilities are expected to contain customary covenants, including financial covenants. If Sunbeam Corporation and its subsidiaries cannot meet these covenants, it would be an event of default. Further, the Exit Facilities includes trade accounts receivable programs and the liquidity of Sunbeam Corporation and its subsidiaries could be adversely affected by the prices at which trade accounts receivable are sold under these programs or by the termination of this program for any reason, including termination due to an inability to comply with the terms of these programs. Furthermore, there can be no assurance that Sunbeam Corporation and its subsidiaries, upon expiration of the Exit Facilities, will be able to obtain replacement financing to fund future seasonal borrowings and letters of credit, or that such replacement financing, if obtained, will be on terms equally favorable to Sunbeam Corporation and its subsidiaries.

o    Foreign Working Capital Lines

     Certain of the Company's foreign businesses fund their working capital or other liquidity needs through foreign working capital lines, some of which are demand lines which may be terminated at any time by the lender. If any of such working capital lines are terminated, there can be no assurance that the Company could replace such working capital lines or if replaced, that they could be replaced on terms acceptable to the Company. The termination of any such working capital lines could have an adverse effect on the liquidity of the Company.

Other factors and assumptions not included in the list above may also cause the Company's actual results to materially differ from those projected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

EXPOSURE TO MARKET RISK

QUALITATIVE INFORMATION

The Company uses a variety of derivative financial instruments to manage its foreign currency and interest rate exposures. The Company does not speculate on interest rates or foreign currency rates. Instead, it uses derivatives when implementing its risk management strategies to reduce the possible effects of these exposures.

With respect to foreign currency exposures, the Company is most vulnerable to changes in rates between the United States dollar and the Japanese yen, Canadian dollar, E.E.U. Euro, U.K. pound, Mexican peso and Venezuelan bolivar exchange rates. The Company principally uses forward and option contracts to reduce foreign currency exchange rates risk arising from intercompany cash flows. Prior to the Filing, the Company generally used interest rate swaps and caps to reduce its variable interest rate risk on a portion of its debt.

QUANTITATIVE INFORMATION

INTEREST RATE SENSITIVITY. On February 6, 2001, Sunbeam Corporation and substantially all of its subsidiaries filed voluntary petitions with the Bankruptcy Court under the Bankruptcy Code. See Note 1 of Notes to Condensed Consolidated Financial Statements. The Sunbeam Corporation Plan contemplates converting all of the outstanding amounts under the Pre-Petition Credit Facility described below into the New Secured Debt and equity interests in the Reorganized Sunbeam Corporation. See Note 1 of Notes to Condensed Consolidated Financial Statements.

The table below provides information about the Company's financial instruments, specifically its borrowings not subject to compromise at September 30, 2002, that are sensitive to changes in interest rates. For these debt obligations, the table below presents principal cash flows by expected maturity date and related (weighted) September 30, 2002 average interest rates, under the assumption that the debt will be paid. Weighted average variable interest rates are based on implied forward rates in the yield curve at the reporting date. As discussed above, the Sunbeam Corporation Plan contemplates the conversion or discharge of the majority of the debt outstanding as of the date of the Filings (February 6, 2001). Due to Sunbeam Corporation's Filing, the net amount due under the Debentures and net amount due under the Pre-Petition Credit Facility at the date of filing is reflected in Liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheet, and is classified as borrowings subject to compromise in the table below.

                                                    Expected Maturity Date
                                         ----------------------------------------------     Fair
Balance at September 30,                  2002      2003      2004      2005     Total    Value (1)
                                         ------    ------    ------    ------    ------   --------
                                                          (US $Equivalent in Millions)
Borrowings not subject to compromise
   Variable Rate Debt
     DIP Facility ....................   $   --    $   --    $   --    $   --    $   --    $   --
     Canadian GE Facility ............       10        --        --        10        10        10
     Foreign borrowings ..............       21        21        --        --        21        21
                                         ------    ------    ------    ------    ------    ------

   Total Variable Rate Debt ..........       31        21        --        10        31        31
   Average interest rate .............     3.99%     3.99%     5.75%     6.15%     4.97%

   Fixed Rate Debt
     Other (2) .......................       11        10         1        --        11        11
                                         ------    ------    ------    ------    ------    ------
   Total Fixed Rate Debt .............       11        10         1        --        11        11
   Average interest rate .............     4.45%     4.25%     5.79%      5.0%     4.87%


Total borrowings not subject
  to compromise ......................   $   42    $   31    $    1    $   10    $   42    $   42
                                         ======    ======    ======    ======    ======    ======

Borrowings subject to compromise (3)

     Pre-Petition Credit Facility ....   $1,542
     Debentures ......................      864
                                         ------

Total Borrowings subject to compromise   $2,406
                                         ======

     (1) The fair value of fixed rate debt is estimated using either reported transaction values or discounted cash flow analysis. For purposes of presentation in the above table, the carrying value of variable rate debt is assumed to approximate market value based on the periodic adjustments of the interest rates to the current market rates in accordance with the terms of the agreements. The fair value of the Company's Borrowings subject to compromise is not determinable in light of the Filings, see Note 1 and Note 5 of Notes to Condensed Consolidated Financial Statements.

     (2) The majority of debt classified as other in the table above has been reclassified to current as a result of the Filings. See Note 1 and
          Note 4 of Notes to Condensed Consolidated Financial Statements.

     (3) Expected to be discharged upon emergence from Chapter 11 and is not currently expected to mature. See Note 1 and Note 5 of Notes to Condensed Consolidated Financial Statements.

EXCHANGE RATE SENSITIVITY. The Company enters into interest rate swap agreements and foreign exchange rate contracts as part of the management of its interest rate and foreign currency exchange rate exposures. Effective January 1, 2001, the Company adopted SFAS No. 133, which requires that all derivative financial instruments be reported on the balance sheet at fair value. At September 30, 2002, the Company included a liability of $0.5 million representing the fair value of its foreign exchange rate derivatives, which is reflected in the Condensed Consolidated Balance Sheet.

ITEM 4.  CONTROLS AND PROCEDURES

         (a)  Evaluation of Disclosure Controls and Procedures.

         The Company's Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13(a) -14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

         (b)  Changes in Internal Controls.

         Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Litigation

Commencing in April 1998, lawsuits were filed on behalf of purchasers of Sunbeam Corporation's common stock against Sunbeam Corporation and some of its present and former directors and former officers, as well as Arthur Andersen LLP ("Arthur Andersen"), Sunbeam Corporation's independent accountants for the period covered by the lawsuits, alleging violations of the federal and state securities laws. The plaintiffs sought an unspecified award of money damages. Commencing October 1998, lawsuits were filed in the U.S. District Court for the Southern District of Florida on behalf of certain purchasers of the Debentures against Sunbeam Corporation, certain of Sunbeam Corporation's former officers and directors and Arthur Andersen, alleging, among other things, violations of federal and state securities laws. The plaintiffs in the debentures actions sought, among other things, either unspecified monetary damages or rescission of their purchase of the Debentures. These lawsuits were consolidated in the U.S. District Court for the Southern District of Florida. As a result of Sunbeam Corporation's Filing, these cases were automatically stayed under the Bankruptcy Code as against Sunbeam Corporation. Under the Sunbeam Corporation Plan, if it is confirmed and becomes effective, the claims of the plaintiffs against Sunbeam Corporation will be discharged and such claimants may potentially share in the $1.0 million provided for unsecured creditors of Sunbeam Corporation (other than holders of Debentures) under the Sunbeam Corporate Plan. See Note 1 of Notes to Condensed Consolidated Financial Statements. In May 2001, the shareholder case was settled as to Arthur Andersen and in connection with such settlement Arthur Andersen agreed to pay $110.0 million. In August 2002, the case was settled as to defendants Dunlap, Kersh, Gluck, Uzzi and Fannin. Under the settlement agreements, judgments totaling $220.0 million were entered against these individuals. However only defendants Dunlap and Kersh will be required to fund the judgments, in the amount of $15.0 million and $0.3 million, respectively, while an additional $15.5 million is to be paid from a portion of the proceeds of settlements among the individual defendants and insurance carriers. The court denied class action status for the debenture cases. The Company was informed that, in February and March 2002, the named plaintiffs settled the debenture cases with all defendants (other than the Company) in non-public proceedings.

In April 1998, a purported derivative action was filed in the Circuit Court for the Fifteenth Judicial Circuit in and for Palm Beach County, Florida against Sunbeam Corporation and some of its present and former directors and former officers. In this action, plaintiffs allege, among other things, that Messrs. Dunlap and Kersh, Sunbeam Corporation's former Chairman and Chief Executive Officer and former Chief Financial Officer, respectively, caused Sunbeam Corporation to employ fraudulent accounting procedures in order to enable them to secure new employment contracts, and seeks a declaration that the individual defendants have violated fiduciary duties, an injunction against the payment of compensation to Messrs. Dunlap and Kersh or the imposition of a constructive trust on such payments, and unspecified money damages. The defendants have each moved to dismiss the amended complaint in whole or in part. As a result of Sunbeam Corporation's Filing, this case is automatically stayed under the Bankruptcy Code as against Sunbeam Corporation. Pursuant to the Bankruptcy Code and the Sunbeam Corporation Plan, if it is confirmed and becomes effective, such derivative actions become assets of Sunbeam Corporation. Sunbeam Corporation believes the claims against Arthur Andersen are potentially meritorious. If Sunbeam Corporation were to pursue claims against Arthur Andersen, it can be expected that Arthur Andersen would defend itself vigorously and would assert several defenses and offsets in addition to the defenses raised on its motion to dismiss. As a result of the complexity of the case, and the potential defenses and offsets Arthur Andersen may assert, it is not possible to estimate with any certainty the likelihood of success of any action against Arthur Andersen or the amount of any judgement Sunbeam Corporation could obtain in connection with such an action. Sunbeam Corporation has not undertaken a detailed assessment of the value of its potential claim against Arthur Andersen and the law relating to the claim is uncertain and not fully developed.

However, Sunbeam Corporation believes that there is substantial doubt as to Sunbeam Corporation's ability to collect on any judgement entered against Arthur Andersen. On June 15, 2002, a jury convicted Arthur Andersen of obstruction of justice as a result of, among other things, destruction of documents related to its audit of Enron Corporation. In December 2001, Enron Corporation filed a petition for relief under Chapter 11 of the Bankruptcy Code. Subsequent to Arthur Andersen's conviction, Arthur Andersen ceased auditing companies on August 31, 2002. In light of the potential exposure to creditors of Enron Corporation, among other constituencies, it is not known whether there will be any assets, including insurance proceeds, and if so, how much, available to satisfy any judgement Sunbeam Corporation may obtain against Arthur Andersen.

As to the claims against Dunlap and Kersh, Sunbeam Corporation believes that viable breach of fiduciary duty claims could be asserted against them for their actions as Chief Executive Officer and Chief Financial Officer. In addition to the claims already asserted, Sunbeam Corporation believes that additional claims relating to their failure to disclose to the Board of Directors certain sales and accounting practices utilized and/or authorized by them violated their fiduciary duties to Sunbeam Corporation as well as claims to such repayment of funds advanced to them by Sunbeam Corporation for their legal expenses. Both are expected to put up vigorous defenses and the outcome is uncertain. Sunbeam Corporation believes that viable claims exist and that it has a reasonable probability of obtaining a substantial judgment against both for the very significant and obvious diminution in the value of Sunbeam Corporation which occurred as a result of their breach of fiduciary duties. Sunbeam Corporation has concerns as to whether any judgment could be collected against either Dunlap or Kersh and believes it may not be likely that insurance coverage (exclusive of those that have settled with Sunbeam Corporation) would be available. All of the insurance carriers have vigorously contested coverage and certain of the carriers have already settled with Dunlap and Kersh in connection with other litigation.

Sunbeam Corporation was named as a defendant in an action filed in the District Court of Tarrant County, Texas, 48th Judicial District, on November 20, 1998. The plaintiffs in this action are purchasers of the Debentures. The plaintiffs allege that Sunbeam Corporation violated the Texas Securities Act and the Texas Business & Commercial Code and committed state common law fraud in connection with the offering and sale of the Debentures. Sunbeam Corporation specially appeared to assert an objection to the Texas court's exercise of personal jurisdiction over Sunbeam Corporation, and the complaint was dismissed without prejudice for lack of jurisdiction. In October 2000, the plaintiffs also filed a complaint against Sunbeam Corporation's subsidiary Sunbeam Products, Inc. in the District Court for Dallas County alleging substantially the same allegations as the complaint filed against Sunbeam Corporation in Tarrant County. The court in such case has, on its own motion, closed this case without prejudice, and provided either party to the case the right to file a motion to reinstate the case within a 30 day period following the conclusion of the Chapter 11 case of Sunbeam Products, Inc.

Messrs. Dunlap and Kersh have commenced an action against Sunbeam Corporation in the Chancery Court for the State of Delaware seeking advancement from Sunbeam Corporation of their alleged expenses incurred in connection with defending themselves in the various actions described above in which they are defendants and the investigation by the SEC described below. Sunbeam has defended these claims contending, among other things, that the expenses for which plaintiffs seek advancement are unreasonable. As a result of Sunbeam Corporation's Filing, this case is automatically stayed under the Bankruptcy Code. Under the Sunbeam Corporation Plan, if it is confirmed and becomes effective, the claims of Messrs. Dunlap and Kersh for these payments will be discharged and such claimants may potentially share in the $1.0 million provided for unsecured creditors of Sunbeam Corporation (other than holders of Debentures) under the Sunbeam Corporate Plan. See Note 1 of Notes to Condensed Consolidated Financial Statements.

On February 9, 1999, Messrs. Dunlap and Kersh filed with the American Arbitration Association demands for arbitration of claims under their respective employment agreements with Sunbeam Corporation. Messrs. Dunlap and Kersh are requesting a finding by the arbitrator that Sunbeam Corporation terminated their employment without cause and that they should be awarded certain benefits based upon their respective employment agreements. Sunbeam Corporation has filed counterclaims asserting among other things fraudulent inducement by Messrs. Dunlap and Kersh of their 1998 employment agreements and seeking, among other things, the return of all consideration paid under such February 1998 employment agreements. If Sunbeam Corporation were to prevail on its fraudulent inducement counterclaim, Messrs. Dunlap and Kersh might still be entitled to recover the remaining portions of their 1996 employment contracts as a set off. Sunbeam Corporation believes that collectibility could be an issue should such a judgment be entered against Dunlap and Kersh. As a result of Sunbeam Corporation's Filing, this case is automatically stayed under the Bankruptcy Code. Under the Sunbeam Corporation Plan, if it is confirmed and becomes effective, the claims of Messrs. Dunlap and Kersh will be discharged and such claimants may potentially share in the $1.0 million provided for unsecured creditors of Sunbeam Corporation (other than holders of Debentures) under the Sunbeam Corporate Plan. See Note 1 of Notes to Condensed Consolidated Financial Statements.

Commencing in July 1998, three of the insurers that issued directors and officers insurance filed suit against the Company requesting a declaratory judgment that the directors' and officers' liability insurance policy for coverage issued by such issuers was invalid and/or had been properly canceled. Two of these cases were transferred to the U.S. District Court for the Southern District of Florida for coordination and consolidation of pre-trial proceedings with the various actions pending in that court. One of the cases is pending in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. As a result of Sunbeam Corporation's Filing, these cases are automatically stayed as against Sunbeam Corporation. In April 1999, Sunbeam Corporation filed an action in the U.S. District Court for the Southern District of Florida against National Union Fire Insurance Company of Pittsburgh, PA, Gulf Insurance Company and St. Paul Mercury Insurance Company requesting, among other things, a declaratory judgment that these insurers are not entitled to rescind their respective directors' and officers' liability insurance policies issued to Sunbeam Corporation and a declaratory judgment that Sunbeam Corporation is entitled to coverage from these insurance companies for the various lawsuits described herein under directors' and officers' liability insurance policies issued by each of the defendants. Sunbeam Corporation has settled the National Union action in 2000 resulting in the recovery of $10.0 million and has settled the St. Paul and Gulf actions in 2001 resulting in the recovery of $13.6 million. The remaining actions are stayed.

By letter dated June 17, 1998, the staff of the Division of Enforcement of the SEC advised Sunbeam Corporation that it was conducting an informal inquiry into Sunbeam Corporation's accounting policies and procedures and requested that Sunbeam Corporation produce certain documents. In July 1998, the SEC issued a Formal Order of Private Investigation, pursuant to which subpoenas were served on Sunbeam Corporation requiring the production of certain documents. Sunbeam Corporation has resolved this investigation and in connection with such resolution consented to an order which provided that Sunbeam Corporation will cease and desist from future violations of the antifraud and other provisions of the federal securities laws, but such order did not provide for the imposition of monetary penalties.

Sunbeam Corporation has been informed that the office of the U.S. Attorney for the Southern District of New York (the "U.S. Attorney") is conducting an investigation into events that occurred at Sunbeam Corporation during the tenure of Messrs. Dunlap and Kersh. The U.S. Attorney has not informed Sunbeam Corporation of the particular matters under investigation. Based on Sunbeam Corporation's settlement with the SEC, Sunbeam Corporation has no reason to believe that it is the target of such investigation, although it has not received any assurances from the U.S. Attorney's office in that regard.

Sunbeam Corporation and/or its subsidiaries are also involved in various other lawsuits arising from time to time which Sunbeam Corporation considers to be ordinary routine litigation incidental to its business. In the opinion of Sunbeam Corporation, the resolution of these routine matters, and of certain matters relating to prior operations, individually or in the aggregate, will not have a material adverse effect upon the financial position, results of operations or cash flows of Sunbeam Corporation and its subsidiaries.

Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees for defending such actions. The costs are accrued when it is both probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company's assessment, after consultation with counsel, of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs and other significant factors which vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. As of September 30, 2002 and December 31, 2001, Sunbeam Corporation and its subsidiaries had established accruals for litigation matters of $27.5 million and $24.9 million, respectively. The September 30, 2002 balance includes $17.8 million that is subject to discharge under the terms of the Sunbeam Corporation Plan. Of the remaining accrual balance of $9.7 million, $4.6 million and $5.1 million represent estimated damages or settlement amounts and legal fees, respectively. It is anticipated that the $27.5 million accrual at September 30, 2002 will be paid as follows: $2.1 million in 2002, and $7.6 million in 2003, and $17.8 million will be subject to discharge under the terms of the Sunbeam Corporation Plan. The Company believes, based on information available on September 30, 2002, that anticipated probable costs of litigation matters existing as of September 30, 2002 have been adequately reserved to the extent determinable.

Environmental Matters

The Company's operations, like those of comparable businesses, are subject to certain federal, state, local and foreign environmental laws and regulations in addition to laws and regulations regarding labeling and packaging of products and the sales of products containing certain environmentally sensitive materials. The Company believes it is in substantial compliance with all environmental laws and regulations, which are applicable to its operations. Compliance with environmental laws and regulations involves certain continuing costs; however, such costs of ongoing compliance have not resulted, and are not anticipated to result, in a material increase in the Company's capital expenditures or to have a material adverse effect on the Company's competitive position, results of operations, financial position or cash flows.

In addition to ongoing environmental compliance at its operations, the Company also is actively engaged in environmental remediation activities, many of which relate to divested operations. As of September 30, 2002, Sunbeam Corporation or various of its subsidiaries have been identified by the EPA or a state environmental agency as a PRP pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law at the Environmental Sites.

The Superfund Act, and related state environmental remediation laws, generally authorize governmental authorities to remediate a Superfund site and to assess the costs against the PRPs or to order the PRPs to remediate the site at their expense. Liability under the Superfund Act is joint and several and is imposed on a strict basis, without regard to degree of negligence or culpability. As a result, Sunbeam Corporation or various of its subsidiaries recognize their responsibility to determine whether other PRPs at a Superfund site are financially capable of paying their respective shares of the ultimate cost of remediation of the site. Whenever Sunbeam Corporation or various of its subsidiaries have determined that a particular PRP is not financially responsible, it has assumed for purposes of establishing reserve amounts that such PRP will not pay its respective share of the costs of remediation. To minimize Sunbeam Corporation's or various of its subsidiaries' potential liability with respect to the Environmental Sites, Sunbeam Corporation or various of its subsidiaries have actively participated in steering committees and other groups of PRPs established with respect to such sites. Sunbeam Corporation or various of its subsidiaries engage in active remediation activities at seven Environmental Sites referred to above. The remediation efforts in which the Sunbeam Corporation or various of its subsidiaries are involved include facility investigations, including soil and groundwater investigations, corrective measure studies, including feasibility studies, groundwater monitoring, extraction and treatment and soil sampling, excavation and treatment relating to environmental clean-ups. In certain instances, Sunbeam Corporation or various of its subsidiaries have entered into agreements with governmental authorities to undertake additional investigatory activities and in other instances have agreed to implement appropriate remedial actions. Sunbeam Corporation or various of its subsidiaries, when necessary, have also established reserve amounts for certain non-compliance matters including those involving air emissions.

Sunbeam Corporation or various of its subsidiaries have established reserves to cover the anticipated probable costs of investigation and remediation, based upon periodic reviews of all sites for which they have, or may have remediation responsibility. Sunbeam Corporation or various of its subsidiaries accrue environmental investigation and remediation costs when it is probable that a liability has been incurred, the amount of the liability can be reasonably estimated and their responsibility for the liability is established. Generally, the timing of these accruals coincides with the earlier of formal commitment to an investigation plan, completion of a feasibility study or a commitment to a formal plan of action. As of September 30, 2002 and December 31, 2001, Sunbeam Corporation's consolidated environmental reserves were $18.6 million and $20.1 million, respectively. The September 30, 2002 balance includes $17.6 million for the estimated costs of facility investigations, corrective measure studies, or known remedial measures, and $1.0 million for estimated legal costs. The reserves for the matters that are the responsibility of the Inactive Subsidiaries that have not filed for reorganization under the Bankruptcy Code and liabilities for reserves that have been established for Sunbeam Corporation that are subject to discharge under the Sunbeam Corporation Plan total, in the aggregate, $2.8 million as of September 30, 2002; of which $2.1 million represents the estimated costs of facility investigations, corrective measure studies, or known remedial measures, and $0.7 million represents the estimated legal costs. Prior to the Filings, Sunbeam Corporation loaned funds to the Inactive Subsidiaries from time to time to enable the Inactive Subsidiaries to fund their activities. However, as a result of Sunbeam Corporation's Filing, the Inactive Subsidiaries may no longer depend upon Sunbeam Corporation for funding. It is anticipated that the $15.8 million accrual at September 30, 2002 (which is exclusive of the accrual for the matters subject to discharge under the Sunbeam Corporation Plan and the accrual for certain of the Inactive Subsidiaries) will be paid as follows: $2.7 million in 2002, $3.1 million in 2003, $1.7 million in 2004, $1.2 million in 2005, $0.8 million in 2006 and $6.3 million thereafter. Sunbeam Corporation or various of its subsidiaries accrued its best estimate of investigation and remediation costs based upon facts known to them at such dates and because of the inherent difficulties in estimating the ultimate amount of environmental costs, which are further described below, these estimates may materially change in the future as a result of the uncertainties described below. Estimated costs, which are based upon experience with similar sites and technical evaluations, are judgmental in nature and are recorded at undiscounted amounts without considering the impact of inflation and are adjusted periodically to reflect changes in applicable laws or regulations, changes in available technologies and receipt by Sunbeam Corporation and various of its subsidiaries of new information. It is difficult to estimate the ultimate level of future environmental expenditures due to a number of uncertainties surrounding environmental liabilities. These uncertainties include the applicability of laws and regulations, changes in environmental remediation requirements, the enactment of additional regulations, uncertainties surrounding remediation procedures including the development of new technology, the identification of new sites for which Sunbeam Corporation and various of its subsidiaries could be a PRP, information relating to the exact nature and extent of the contamination at each site and the extent of required cleanup efforts, the uncertainties with respect to the ultimate outcome of issues which may be actively contested and the varying costs of alternative remediation strategies. The Company continues to pursue the recovery of some environmental remediation costs from certain of its liability insurance carriers; however, such potential recoveries have not been offset against potential liabilities and have not been considered in determining environmental reserves.

Due to uncertainty over remedial measures to be adopted at some sites, the possibility of changes in environmental laws and regulations and the fact that joint and several liability with the right of contribution is possible at federal and state Superfund sites, Sunbeam Corporation and various of its subsidiaries' ultimate future liability with respect to sites at which remediation has not been completed may vary from the amounts reserved as of September 30, 2002 and December 31, 2001. As a result of the Filings, environmental matters, mostly involving claims for cost recovery or damages, have been automatically stayed under the Bankruptcy Code as against the Debtors unless an order lifting the stay is granted. Under the Sunbeam Corporation Plan, if it is confirmed and becomes effective, the claims for payment of money against Sunbeam Corporation will be discharged with no recovery for such claims.

The Company believes, based on information available as of September 30, 2002 for sites where costs are estimable, that the costs of completing environmental remediation of all sites for which the Company has a remediation responsibility have been adequately reserved and that the ultimate resolution of these matters will not have a material adverse effect upon the Company's financial position, results of operations or cash flows.

Product Liability Matters

As a consumer goods manufacturer and distributor, Sunbeam Corporation and/or its subsidiaries face the risk of product liability and related lawsuits involving claims for substantial money damages, product recall actions and higher than anticipated rates of warranty returns or other returns of goods. These claims could result in liabilities that could have a material adverse effect on Sunbeam Corporation's consolidated financial position, results of operations or cash flows. Some of the product lines the Company acquired in the 1998 acquisitions have increased its exposure to product liability and related claims.

Sunbeam Corporation and/or its subsidiaries are party to various personal injury and property damage lawsuits relating to their products and incidental to its business. Annually, Sunbeam Corporation sets its product liability insurance program which is an occurrence based program based on Sunbeam Corporation and its subsidiaries current and historical claims experience and the availability and cost of insurance. The program for 2002 is comprised of a self-insurance retention generally totaling $2.5 million per occurrence, and is limited to $25.0 million in the aggregate.

Two putative nationwide class action lawsuits were filed in May 1998 against First Alert and its subsidiary BRK Brands. One action was filed in Illinois state court (the "Illinois Action") and the other action was filed in U.S. District Court for the Northern District of Alabama (the "Alabama Action"). The plaintiffs in the Illinois Action and Alabama Action alleged, among other things, that the defendants failed to adequately inform consumers of the varying performance characteristics of ionization and photoelectric smoke alarms. Defendants reached a settlement with the plaintiffs in the Alabama Action to resolve all similar claims nationwide and the Alabama court permanently enjoined the plaintiffs in the Illinois Action from proceeding.

There are five components to the financial obligations of BRK Brands and First Alert under the settlement: (1) the costs associated with the funding of a public information campaign, (2) the costs associated with the development and distribution of fire safety informational kits for retailers; (3) the costs associated with a rebate program; (4) reimbursement of litigation expenses incurred by plaintiffs' counsel in pursuing the class action litigation; and (5) the costs of providing "incentive awards" to named plaintiffs in the class action. It is anticipated that the future financial obligations arising under the settlement will total approximately $4.7 million, excluding the potential cost of the rebate program and separate and apart from the attorneys' fees of $1.0 million that were placed into a segregated account in connection with the settlement of the Alabama Action. These costs will be incurred over the two year period following BRK Brands and First Alert's emergence from Chapter 11. The district court approved the settlement of the Alabama Action. The named plaintiffs in the Illinois Action filed a notice of appeal with the Eleventh Circuit Court of Appeals. With the Debtors' consent, the Bankruptcy Court modified the automatic stay solely to the extent necessary to permit the appeal to proceed. On May 9, 2002, the Eleventh Circuit Court of Appeals rejected each of the objectors' arguments and affirmed the district court's approval of the settlement in its entirety. The settlement has become final. The Company obtained limited relief from the automatic stay for the purpose of returning to the Federal District Court in Alabama to seek certain modifications relating to the implementation of the settlement and to release the attorneys' fees from the segregated account referenced above.

Sunbeam Corporation (Canada) Limited ("Sunbeam Canada"), First Alert, BRK Brands and other companies are defendants in an action brought in District Court, in Ontario, Canada, by Trevor Hughes on behalf of himself and other Canadian purchasers of ionization smoke alarms. Plaintiff is seeking class action status, but the case has not been certified as a class action. Plaintiff contends that ionization smoke alarms are inherently unreliable because, as plaintiff alleges, they do not adequately detect smoke from smoldering fires. The plaintiff contends that smoke alarms should only be sold if they use photoelectric technology or a combination of photoelectric and ionization technologies. Accordingly, plaintiff seeks a refund of the purchase price for his ionization smoke alarm, and the cost of removing it and installing a replacement. Defendants deny plaintiff's contentions. The Superior Court in Ontario, Canada entered an order striking plaintiff's Statement of Claim as against all defendants with leave to amend, and plaintiff appealed. In an order dated September 11, 2002, the Court of Appeal for Ontario dismissed plaintiff's appeal of the Superior Court's order striking his claims against Sunbeam Canada and BRK Brands on the grounds that plaintiff alleged that the ionization smoke alarm he purchased was manufactured by First Alert, and plaintiff cannot claim to have a reasonable cause of action against defendants who did not manufacture his smoke alarm. The Court of Appeal allowed plaintiff's appeal of the order striking plaintiff's negligence claim against First Alert for recovery of economic loss. In allowing plaintiff's appeal, the Court of Appeal noted Canadian courts have limited recovery for purely economic losses in cases where the plaintiff does not allege personal or property damage. The Court of Appeal ruled that the Superior Court should have an evidentiary record before determining whether First Alert owed a duty of care to compensate plaintiff for purely economic loss. Plaintiff has indicated that he intends to seek leave to appeal from the Supreme Court of Canada. First Alert intends to defend vigorously plaintiff's claims.

On October 9, 2001, CPSC filed the CPSC Action. With respect to Sunbeam Corporation, Chemetron, and Chemetron Investments, the CPSC alleged that Chemetron and/or Chemetron Investments manufactured Star ME-1 dry sprinklers from 1977 to 1983, and that Sunbeam Corporation is legally responsible for this recall. The CPSC estimates that approximately 50,000 - 60,000 Star ME-1 dry sprinkler heads were manufactured between 1977-1983, the period of time for which the CPSC alleges Sunbeam Corporation, Chemetron, and Chemetron Investments are responsible. The Star sprinkler business of Chemetron and/or Chemetron Investments was sold to Grunau in 1983, and the remainder of the fire suppression business of Chemetron and/or Chemetron Investments was purchased by Figgie when Figgie acquired the stock of Chemetron Fire Systems in 1985. Sunbeam Corporation acquired the stock of Chemetron and Chemetron Investments in September 1990 when it acquired certain assets of Allegheny International. Sunbeam Corporation is challenging this action on several grounds, including (i) Star ME-1 sprinklers are not within the jurisdiction of the CPSC because they are not "consumer products" as defined by the CPSA, and (ii) the Star ME-1 sprinklers do not present a "substantial product hazard" as defined in the CPSA. Sunbeam Corporation's position is that the CPSA allows Sunbeam Corporation to elect the remedy. One of the remedies under that statute is reimbursement of the purchase price, minus a reasonable allowance for use. As a result, Sunbeam Corporation's position is that any claims for reimbursement are subject to the limited recovery provided for unsecured creditors in the Plan. The CPSC has taken the position that, under the applicable statutes, the CPSC is given the authority to approve the responsible parties' election of remedies; and that in this case, it would require the responsible parties to repair and replace the sprinkler heads, which would require the responsible party to pay for a replacement head and the costs of repair and installation. The cost of repair and replacement, including installation, could be approximately one hundred to one hundred fifty dollars per sprinkler head. Discovery in the CPSC Action is currently scheduled to close in November 2002.

As a result of the Filings, product liability cases in the United States existing on the date of the Filings are automatically stayed under the Bankruptcy Code against the Debtors, unless an order is granted lifting the automatic stay.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As a result of the Filings, the Company has not made any principal or interest payments on pre-petition indebtedness classified as liabilities subject to compromise.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2000 Annual Meeting of Shareholders of the Company was held on June 27, 2000, for the purpose of considering and voting on the following proposals, all as fully described in the Company's Proxy Statement related to such Annual Meeting. The vote of each matter is set forth below:

PROPOSAL NO. 1

To elect the following Nominees as Directors of the Company:

                                                                                            For         Withheld
                                                                                            ---         --------
     Philip E. Beekman..........................................................        95,954,375      3,185,488
     Charles M. Elson...........................................................        95,953,275      3,186,588
     Howard Gittis..............................................................        95,951,671      3,188,192
     John H. Klein..............................................................        95,957,457      3,182,406
     Jerry W. Levin.............................................................        89,452,476      9,687,387
     David J. Pecker............................................................        95,950,114      3,189,749
     James D. Robinson III......................................................        95,956,850      3,183,013
     Faith Whittlesey...........................................................        95,950,216      3,189,647

                                                                            For          Withheld       Abstained
                                                                            ---          --------       ---------
PROPOSAL NO. 2
Approval of Stock Option Grant to Jerry W. Levin..................      45,566,552      14,822,923       834,605

PROPOSAL NO. 3
Approval of Stock Option Grant to Paul E. Shapiro.................      45,480,269      14,974,760       834,052

PROPOSAL NO. 4
Approval of Stock Option Grant to Bobby G. Jenkins................      45,526,944      14,906,270       856,265

PROPOSAL NO. 5
Approval of the amendment to the Sunbeam Corporation
Management Incentive Plan.........................................      54,003,515       6,433,865       851,703

PROPOSAL NO. 6
Approval to adopt the Sunbeam Corporation Key Executive
Long Term Incentive Plan..........................................      54,170,078       6,287,091       831,911

PROPOSAL NO. 7
Approval to adopt the Sunbeam Corporation 2000 Option Plan........      45,642,372      14,741,378       905,334


ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit No.                       Description
         -----------                       -----------

           4.1 Revolving Credit and Grantee Agreement dated as of February 6, 2001, as amended (the "DIP Credit Facility") by and among Sunbeam Corporation, as Borrower, the Subsidiary Debtors party thereto, the lenders party thereto and Wachovia Corporation (as successor to First Union National Bank), as Administrative Agent.

           4.2 Amendment No. 1 dated as of March 12, 2001 to the DIP Credit Facility

           4.3 Amendment No. 2 dated as of March 22, 2001 to the DIP Credit Facility

           4.4 Amendment No. 3 dated as of March 30, 2001 to the DIP Credit Facility

           4.5 Amendment No. 4 dated as of April 30, 2001 to the DIP Credit Facility

           4.6 Amendment No. 5 dated as of June 29, 2001 to the DIP Credit Facility

           4.7 Amendment No. 6 dated as of August 17, 2001 to the DIP Credit Facility

           4.8 Amendment No. 7 dated as of August 31, 2001 to the DIP Credit Facility

           4.9 Amendment No. 8 dated as of September 28, 2001 to the DIP Credit Facility

           4.10 Amendment No. 9 dated as of October 31, 2001 to the DIP Credit Facility

           4.11 Amendment No. 10 dated as of November 30, 2001 to the DIP Credit Facility

           4.12 Amendment No. 11 dated as of December 31, 2001 to the DIP Credit Facility

           4.13 Amendment No. 12 dated as of January 25, 2002 to the DIP Credit Facility

           4.14 Amendment No. 13 dated as of January 31, 2002 to the DIP Credit Facility

           4.15 Amendment No. 14 dated as of February 28, 2002 to the DIP Credit Facility

           4.16 Amendment No. 15 dated as of March 13, 2002 to the DIP Credit Facility

           4.17 Amendment No. 16 dated as of March 29, 2002 to the DIP Credit Facility

           4.18 Amendment No. 17 dated as of April 15, 2002 to the DIP Credit Facility

           4.19 Amendment No. 18 dated as of April 30, 2002 to the DIP Credit Facility

           4.20 Amendment No. 19 dated as of May 31, 2002 to the DIP Credit Facility

           4.21 Amendment No. 20 dated as of June 28, 2002 to the DIP Credit Facility

           4.22 Amendment No. 21 dated as of July 31, 2002 to the DIP Credit Facility

           4.23 Amendment No. 22 dated as of August 30, 2002 to the DIP Credit Facility

           4.24 Amendment No. 23 dated as of November 8, 2002 to the DIP Credit Facility

           4.25 Third Amended Plan of Reorganization for Sunbeam Corporation (Incorporated by reference from Exhibit 99.2 to the Current Report on Form 8-K filed on October 11, 2001 (the "Form 8-K").).

           4.26 Third Amended Plan of Reorganization for the Subsidiary Debtors (Incorporated by reference from Exhibit 99.4 to the Form 8-K.).

           4.27 Other instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries are omitted pursuant to Rule 601(b)(4)(iii) of Regulation 5-K. The registrant agrees to furnish copies of such instruments to the Commission upon request

           99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     On November 13, 2002, Sunbeam filed a Current Report on Form 8-K reporting, under Item 9- Regulation FD Disclosure, announcing that Sunbeam Corporation is modifying its business strategy for its outdoor grill business. Such modifications include, but are not limited to, discontinuing manufacturing operations in Neosho, Missouri.

     On October 17, 2002, Sunbeam filed a Current Report on Form 8-K reporting, under Item 9- Regulation FD Disclosure, disclosing the resignation of its Chief Financial Officer.

     On October 11, 2002, Sunbeam filed a Current Report on Form 8-K reporting, under Item 9- Regulation FD Disclosure, disclosing the filing with the Bankruptcy Court its revised Third Amended Plan of Reorganization, the revised Third Amended Joint Plan of Reorganization for the Subsidiary Debtors, and related revised Second Amended Disclosure Statements.

     On September 27, 2002, Sunbeam filed a Current Report on Form 8-K reporting, under Item 9- Regulation FD Disclosure, disclosing financial information for the second quarter and six months ended June 30, 2002.

     On September 10, 2002, Sunbeam filed a Current Report on Form 8-K reporting, under Item 9- Regulation FD Disclosure, disclosing the filing with the Bankruptcy Court of its Third Amended Plan of Reorganization, and the Third Amended Joint Plan of Reorganization for the Subsidiary Debtors, and the related Second Amended Disclosure Statements.

     On February [20], 2001, Sunbeam filed a Current Report on Form 8-K reporting, under Item 3- Bankruptcy or Receivership, disclosing the filing of petitions for relief by Sunbeam Corporation and substantially all of its domestic subsidiaries and the filing with the Bankruptcy Court of a Plan of Reorganization for Sunbeam Corporation and the Joint Plan of Reorganization for such subsidiaries of Sunbeam Corporation.

     On December 6, 2000, Sunbeam filed a Current Report on Form 8-K reporting, under. Item 4- Change in Accountant Previously Engaged to Audit a Significant Subsidiary, dismissing Ernst and Young LLP as the auditor of The Coleman Company and retaining Deloitte & Touche LLP.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SUNBEAM CORPORATION




                                       By:  /s/ JOHN W. FREDERICK
                                            ------------------------------------
                                       John W. Frederick
                                       Senior Vice President of Finance and
                                       Corporate Controller
                                       (Principal Financial Officer)

                                       Dated: November 19, 2002

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jerry W. Levin, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Sunbeam
          Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 19, 2002


/s/ Jerry W. Levin


Jerry W. Levin
Title: Chief Executive Officer

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John W. Frederick, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Sunbeam
          Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 19, 2002


/s/ John W. Frederick


John W. Frederick
Title:  Senior Vice President of Finance and Corporate Controller
(Principal Financial Officer)